Form 10-Q
period 2016-09-30
CapStar Financial Holdings, Inc.
filed 2016-11-08
CIK 1676479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

Commission File Number:  001-37886

CAPSTAR FINANCIAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Tennessee	81-1527911
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

201 4th Avenue North, Suite 950 Nashville, Tennessee 37219 (Address of principal executive office)	37219 (zip code)

(615) 732-6400

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☒	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 8, 2016, there were 11,186,433 shares of common stock, $1.00 par value per share, issued and outstanding.

CAPSTAR FINANCIAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

TERMINOLOGY

The terms “we,” “our,” “us,” “the Company,” “CSTR” and “CapStar” that appear in this Quarterly Report on Form 10-Q (this “Report”) refer to CapStar Financial Holdings, Inc. and its wholly-owned subsidiary, CapStar Bank.  The terms “CapStar Bank,” “the Bank” and “our Bank” that appear in this Report refer to CapStar Bank.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “projection,” “forecast,” “goal,” “target,” “would,” and “outlook,” or the negative version of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that such expectations, estimates and projections will be achieved. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but are not limited to, the following:

Economic conditions (including interest rate environment, government economic and monetary policies, the strength of global financial markets and inflation and deflation) that impact the financial services industry as a whole and/or our business; the concentration of our business in the Nashville metropolitan statistical area (“MSA”) and the effect of changes in the economic, political and environmental conditions on this market; increased competition in the financial services industry, locally, regionally or nationally, which may adversely affect pricing and the other terms offered to our clients; our dependence on our management team and board of directors and changes in our management and board composition; our reputation in the community; our ability to execute our strategy and to achieve loan and deposit growth through organic growth and strategic acquisitions; credit risks related to the size of our borrowers and our ability to adequately assess and limit our credit risk; our concentration of large loans to a small number of borrowers; the significant portion of our loan portfolio that originated during the past two years and therefore may less reliably predict future collectability than older loans; the adequacy of reserves (including our allowance for loan and lease losses) and the appropriateness of our methodology for calculating such reserves; adverse trends in the healthcare service industry, which is an integral component of our market’s economy; our management of risks inherent in our commercial real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of our collateral and our ability to sell collateral upon any foreclosure; governmental legislation and regulation, including changes in the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act of 2010, as amended, Basel guidelines, capital requirements, accounting regulation or standards and other applicable laws and regulations; the loss of large depositor relationships, which could force us to fund our business through more expensive and less stable sources; operational and liquidity risks associated with our business, including liquidity risks inherent in correspondent banking; volatility in interest rates and our overall management of interest rate risk, including managing the sensitivity of our interest-earning assets and interest-bearing liabilities to interest rates, and the impact to our earnings from a change in interest rates; the potential for our Bank’s regulatory lending limits and other factors related to our size to restrict our growth and prevent us from effectively implementing our business strategy; strategic acquisitions we may undertake to achieve our goals; the sufficiency of our capital, including sources of capital and the extent to which we may be required to raise additional capital to meet our goals; fluctuations to the fair value of our investment securities that are beyond our control; deterioration in the fiscal position of the U.S. government and downgrades in Treasury and federal agency securities; potential exposure to fraud, negligence, computer theft and cyber-crime; the adequacy of our risk management framework; our dependence on our information technology and telecommunications systems and the potential for any systems failures or interruptions; our dependence upon outside third parties for the processing and handling of our records and data; our ability to adapt to technological change; the financial soundness of other financial institutions; our exposure to environmental liability risk associated with our lending activities; our engagement in derivative transactions; our involvement from time to time in legal proceedings and examinations and remedial actions by regulators; the susceptibility of our market to natural disasters and acts of God; and the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting.

The foregoing factors should not be construed as exhaustive and should be read in conjunction with the section entitled “Risk Factors” included in the Company’s prospectus filed with the United States Securities and Exchange Commission on September 23, 2016 pursuant to Rule 424(b)(4) under the Securities Act (the “Prospectus”).  If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this Report, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Balance Sheets

	September 30, 2016
	(unaudited)	December 31, 2015
Assets
Cash and due from banks	$10,330,683	$8,265,287
Interest-bearing deposits in financial institutions	62,925,052	85,189,846
Federal funds sold	195,000	6,729,708
Total cash and cash equivalents	73,450,735	100,184,841
Securities available for sale, at fair value	167,213,109	173,382,957
Securities held to maturity, fair value of $50,664,931, and $46,458,841 at September 30, 2016 and December 31, 2015, respectively	46,227,968	43,093,951
Loans held for sale	61,251,662	35,729,353
Loans and leases	924,030,515	808,396,064
Less allowance for loan and lease losses	(11,510,464)	(10,131,729)
Loans, net	912,520,051	798,264,335
Premises and equipment, net	4,722,726	4,896,447
Restricted equity securities	5,525,500	5,413,500
Accrued interest receivable	3,813,485	3,029,550
Goodwill	6,218,867	6,218,867
Core deposit intangible	84,445	125,045
Other real estate owned	—	216,254
Deferred tax assets	12,376,347	12,849,508
Bank owned life insurance	21,750,220	21,299,068
Other assets	2,902,210	2,096,603
Total assets	$1,318,057,325	$1,206,800,279
Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$191,469,462	$190,580,468
Interest-bearing	284,500,917	189,982,675
Savings and money market accounts	451,415,904	437,214,054
Time	208,673,509	220,683,113
Total deposits	1,136,059,792	1,038,460,310
Securities sold under repurchase agreements	—	3,755,000
Federal Home Loan Bank advances	30,000,000	45,000,000
Accrued interest payable	201,981	176,540
Other liabilities	13,369,051	10,822,322
Total liabilities	1,179,630,824	1,098,214,172
Shareholders’ equity:
Series A convertible preferred stock, $1 par value; 5,000,000 shares authorized; 878,049 and 1,609,756 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	878,049	1,609,756
Common stock, voting, $1 par value; 20,000,000 shares authorized; 11,191,021 and 8,577,051 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	11,191,021	8,577,051
Additional paid-in capital	116,143,008	95,277,968
Retained earnings	14,205,030	8,035,712
Accumulated other comprehensive loss, net of income tax	(3,990,607)	(4,914,380)
Total shareholders’ equity	138,426,501	108,586,107
Total liabilities and shareholders’ equity	$1,318,057,325	$1,206,800,279

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Interest income:
Loans, including fees	$10,658,758	$9,428,826	$29,531,404	$25,834,421
Securities:
Taxable	787,076	993,485	2,596,059	3,277,535
Tax-exempt	291,110	277,365	841,264	802,029
Federal funds sold	3,597	3,089	12,107	13,138
Restricted equity securities	70,609	67,528	209,654	200,174
Interest-bearing deposits in financial institutions	63,455	32,354	197,033	105,063
Total interest income	11,874,605	10,802,647	33,387,521	30,232,360
Interest expense:
Interest-bearing deposits	404,040	184,162	1,095,984	533,747
Savings and money market accounts	689,382	650,735	2,140,405	2,039,751
Time deposits	545,733	492,178	1,566,373	1,564,751
Federal funds purchased	13,097	7,510	20,917	14,604
Securities sold under agreements to repurchase	—	3,715	1,311	12,731
Federal Home Loan Bank advances	96,838	47,333	279,586	131,000
Total interest expense	1,749,090	1,385,633	5,104,576	4,296,584
Net interest income	10,125,515	9,417,014	28,282,945	25,935,776
Provision for loan and lease losses	1,638,669	580,000	2,758,749	1,300,675
Net interest income after provision for loan and lease losses	8,486,846	8,837,014	25,524,196	24,635,101
Noninterest income:
Service charges on deposit accounts	276,751	235,035	805,322	667,415
Loan commitment fees	328,785	306,231	901,524	631,130
Net gain (loss) on sale of securities	(3,964)	38,673	120,873	95,584
Mortgage banking income	2,339,310	1,748,883	5,341,605	4,699,177
Other noninterest income	250,581	305,837	961,103	872,047
Total noninterest income	3,191,463	2,634,659	8,130,427	6,965,353
Noninterest expense:
Salaries and employee benefits	5,119,356	5,205,896	15,275,494	14,628,293
Data processing and software	627,335	562,544	1,830,553	1,776,955
Professional fees	390,862	374,496	1,147,733	1,113,776
Occupancy	351,691	381,522	1,132,664	1,172,163
Equipment	458,053	442,899	1,300,793	1,201,084
Regulatory fees	250,424	227,053	742,308	688,965
Other operating	1,329,084	1,409,489	3,057,795	3,072,518
Total noninterest expense	8,526,805	8,603,899	24,487,340	23,653,754
Income before income taxes	3,151,504	2,867,774	9,167,283	7,946,700
Income tax expense	1,042,282	831,307	2,997,965	2,480,231
Net income	$2,109,222	$2,036,467	$6,169,318	$5,466,469
Per share information:
Basic net income per common share	$0.24	$0.24	$0.71	$0.64
Diluted net income per common share	$0.20	$0.20	$0.58	$0.53
Weighted average shares outstanding:
Basic	8,792,665	8,554,802	8,701,596	8,526,840
Diluted	10,799,536	10,407,721	10,682,976	10,364,278

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$2,109,222	$2,036,467	$6,169,318	$5,466,469
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(744,017)	1,150,343	2,829,245	1,199,555
Reclassification adjustment for (gains) losses included in net income	3,964	(38,673)	(120,873)	(95,584)
Tax effect	283,366	(425,658)	(1,037,036)	(422,710)
Net of tax	(456,687)	686,012	1,671,336	681,261
Unrealized losses on securities transferred to held to maturity:
Reclassification adjustment for losses included in net income	41,720	41,720	125,159	125,159
Tax effect	(15,975)	(15,975)	(47,923)	(47,923)
Net of tax	25,745	25,745	77,236	77,236
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	86,957	(2,430,325)	(1,759,814)	(1,912,757)
Reclassification adjustment for losses included in net income	87,727	—	261,182	—
Tax effect	(33,296)	1,406,356	673,833	437,179
Net of tax	141,388	(1,023,969)	(824,799)	(1,475,578)
Other comprehensive income (loss)	(289,554)	(312,212)	923,773	(717,081)
Comprehensive income	$1,819,668	$1,724,255	$7,093,091	$4,749,388

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Preferred	Common Stock		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	stock	Shares	Amount	capital	earnings	loss	equity
Balance December 31, 2014	$1,609,756	8,471,516	$8,471,516	$94,927,215	$476,275	$(2,833,389)	$102,651,373
Issuance of restricted common stock, net of forfeitures	—	92,535	92,535	(92,535)	—	—	—
Stock-based compensation expense	—	—	—	288,850	—	—	288,850
Excess tax benefit from stock compensation	—	—	—	5,777	—	—	5,777
Exercise of employee common stock options	—	1,000	1,000	9,000	—	—	10,000
Net income	—	—	—	—	5,466,469	—	5,466,469
Other comprehensive loss	—	—	—	—	—	(717,081)	(717,081)
Balance September 30, 2015	$1,609,756	8,565,051	$8,565,051	$95,138,307	$5,942,744	$(3,550,470)	$107,705,388
Balance December 31, 2015	$1,609,756	8,577,051	$8,577,051	$95,277,968	$8,035,712	$(4,914,380)	$108,586,107
Issuance of restricted common stock, net of forfeitures and withholdings to satisfy employee tax obligations	—	106,548	106,548	(122,886)	—	—	(16,338)
Stock-based compensation expense	—	—	—	643,276	—	—	643,276
Excess tax benefit from stock compensation	—	—	—	28,576	—	—	28,576
Issuance of common stock	—	1,688,049	1,688,049	20,239,574	—	—	21,927,623
Conversion of preferred stock	(731,707)	731,707	731,707	—	—	—	—
Exercise of common stock warrants	—	87,666	87,666	76,500	—	—	164,166
Net income	—	—	—	—	6,169,318	—	6,169,318
Other comprehensive income	—	—	—	—	—	923,773	923,773
Balance September 30, 2016	$878,049	11,191,021	$11,191,021	$116,143,008	$14,205,030	$(3,990,607)	$138,426,501

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net income	$6,169,318	$5,466,469
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan and lease losses	2,758,749	1,300,675
Accretion of discounts on acquired loans and deferred fees	(1,233,940)	(1,755,968)
Depreciation and amortization	323,955	442,834
Net amortization of premiums on investment securities	1,105,485	1,204,910
Securities (gains) losses, net	(120,873)	(95,584)
Mortgage banking income	(5,341,605)	(4,699,177)
Net loss on disposal of premises and equipment	—	(28,106)
Net (gain) loss on sale of other real estate owned	(157,184)	5,100
Stock-based compensation	643,276	288,850
Excess tax benefit from stock compensation	(28,576)	(5,777)
Deferred income tax expense	62,035	1,232,969
Origination of loans held for sale	(393,378,252)	(328,066,517)
Proceeds from loans held for sale	370,374,921	319,381,550
Net increase in accrued interest receivable and other assets	(2,022,143)	(1,501,183)
Net increase in accrued interest payable and other liabilities	1,076,673	1,333,490
Net cash used in operating activities	(19,768,161)	(5,495,465)
Cash flows from investing activities:
Activities in securities available for sale:
Purchases	(55,862,232)	(43,493,770)
Sales	46,700,138	88,158,011
Maturities, prepayments and calls	17,113,459	21,781,269
Activities in securities held to maturity:
Purchases	(4,300,000)	—
Maturities, prepayments and calls	1,233,385	581,577
Purchase of restricted equity securities	(112,000)	(144,700)
Net increase in loans	(112,957,898)	(70,486,544)
Purchase of premises and equipment	(102,744)	(8,804)
Proceeds from the sale of premises and equipment	—	233,387
Proceeds from sale of other real estate	373,438	234,246
Net cash used in investing activities	(107,914,454)	(3,145,328)
Cash flows from financing activities:
Net increase (decrease) in deposits	97,599,482	(6,045,546)
Proceeds from Federal Home Loan Bank advances	15,000,000	15,000,000
Payments on Federal Home Loan Bank advances	(30,000,000)	—
Issuance of common stock	21,927,623	—
Exercise of common stock options and warrants, net of repurchase of restricted shares	147,828	10,000
Excess tax benefit from stock compensation	28,576	5,777
Termination of interest rate swap agreement	—	(771,000)
Net decrease in repurchase agreements	(3,755,000)	(9,359,000)
Net cash provided by (used in) financing activities	100,948,509	(1,159,769)
Net decrease in cash and cash equivalents	(26,734,106)	(9,800,562)
Cash and cash equivalents at beginning of period	100,184,841	73,934,337
Cash and cash equivalents at end of period	$73,450,735	$64,133,775
Supplemental disclosures of cash paid:
Interest paid	$5,079,136	$4,339,370
Income taxes	2,544,983	2,671,908
Supplemental disclosures of noncash transactions:
Loans charged off to the allowance for loan and lease losses	$1,451,507	$3,205,671
Loans transferred from held for sale to held for investment	$2,822,627	$—

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited consolidated financial statements as of and for the period ended September 30, 2016 include CapStar Financial Holdings, Inc. and it’s wholly owned subsidiary, CapStar Bank (the “Bank”, together referred to as the “Company”). Significant intercompany transactions and accounts are eliminated in consolidation.  The financial statements as of December 31, 2015 and for the periods ended September 30, 2015 only include CapStar Bank because the share exchange pursuant to which CapStar Financial Holdings, Inc., a bank holding company and a Tennessee corporation, became the parent company of CapStar Bank had not yet taken place.  On February 5, 2016, CapStar Financial Holdings, Inc. acquired all of the Bank’s issued and outstanding shares of common stock, preferred stock, common stock options and warrants, and the Bank became the wholly owned subsidiary of CapStar Financial Holdings, Inc.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all information and footnotes required by U.S. generally accepted accounting principles (U.S. GAAP) for complete financial statements. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  These unaudited consolidated financial statements should be read in conjunction with CapStar Bank’s audited financial statements included in the Prospectus.

Initial Public Offering

On September 21, 2016, the Securities and Exchange Commission (SEC) declared effective our registration statement on Form S-1 registering the shares of our common stock. On September 27, 2016, we completed the initial public offering of 2,972,750 shares of our common stock. Of the 2,972,750 shares sold, 1,688,049 shares were sold by us and 1,284,701 shares were sold by certain selling shareholders. Of the 1,284,701 shares sold by certain selling shareholders, 731,707 were from preferred shares converted to common shares and 79,166 from the cashless exercise of 250,000 common share warrants.  We received net proceeds of approximately $21.9 million from the offering, after deducting the underwriting discounts and commissions and estimated offering expenses. We did not receive any proceeds from the sale of shares by the selling shareholders.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, determination of impairment of intangible assets, including goodwill, the valuation of our investment portfolio, deferred tax assets and estimated liabilities.  There have been no significant changes to the Company’s significant accounting policies as disclosed in CapStar Bank’s audited financial statements for the year ended December 31, 2015 included in the Prospectus.

Subsequent Events

ASC 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated all events or transactions that occurred after September 30, 2016 through the date of the issued financial statements.

NOTE 2 – SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2016 and December 31, 2015 are summarized as follows (in thousands):

	September 30, 2016				December 31, 2015
	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value
Securities available for sale:
U. S. government agency securities	$7,529	$79	$(1)	$7,607	$19,562	$16	$(36)	$19,542
State and municipal securities	20,072	499	(72)	20,499	13,776	99	(7)	13,868
Mortgage-backed securities	117,542	1,073	(188)	118,427	119,828	13	(1,461)	118,380
Asset-backed securities	21,959	—	(1,279)	20,680	22,814	—	(1,221)	21,593
Total	$167,102	$1,651	$(1,540)	$167,213	$175,980	$128	$(2,725)	$173,383
Securities held to maturity:
State and municipal securities	$36,819	$4,144	$—	$40,963	$37,005	$3,245	$—	$40,250
Mortgage-backed securities	5,109	258	—	5,367	6,089	120	—	6,209
Other debt securities	4,300	35	—	4,335	—	—	—	—
Total	$46,228	$4,437	$—	$50,665	$43,094	$3,365	$—	$46,459

Security fair values are established by an independent pricing service as of the dates indicated. The difference between amortized cost and fair value reflects current interest rates and represents the potential gain (loss) had the portfolio been liquidated on those dates. Security gains (losses) are realized only in the event of dispositions prior to maturity or other-than-temporary impairment. Securities with unrealized losses as of September 30, 2016 and December 31, 2015, and the length of time they were in continuous loss positions as of such dates are as follows (in thousands):

	Less than 12 months		12 months or more		Total
September 30, 2016	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
U. S. government agency securities	$2,014	$(1)	$—	$—	$2,014	$(1)
State and municipal securities	5,980	(72)	—	—	5,980	(72)
Mortgage-backed securities	23,657	(123)	4,622	(65)	28,279	(188)
Asset-backed securities	—	—	20,680	(1,279)	20,680	(1,279)
Total available for sale	$31,651	$(196)	$25,302	$(1,344)	$56,953	$(1,540)
December 31, 2015
U. S. government agency securities	$13,100	$(36)	$—	$—	$13,100	$(36)
State and municipal securities	3,099	(7)	—	—	3,099	(7)
Mortgage-backed securities	97,154	(1,068)	16,260	(393)	113,414	(1,461)
Asset-backed securities	—	—	21,593	(1,221)	21,593	(1,221)
Total available for sale	$113,353	$(1,111)	$37,853	$(1,614)	$151,206	$(2,725)

As noted in the table above, as of September 30, 2016, the Company had unrealized losses of $1.5 million in its investment securities portfolio. The unrealized losses associated with these investment securities are driven by changes in interest rates and are recorded as a component of equity. These investment securities will continue to be monitored as a part of our ongoing impairment analysis. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. If a shortfall in future cash flows is identified, a credit loss will be deemed to have occurred and will be recognized as a charge to earnings and a new cost basis for the security will be established.

Because the Company currently does not intend to sell any investment securities that have an unrealized loss at September 30, 2016, and it is not more-likely-than-not that we will be required to sell these investment securities before recovery of their amortized cost bases, which may be at maturity, we do not consider these securities to be other-than-temporarily impaired at September 30, 2016.

Securities with a carrying value of $134.2 million at September 30, 2016 were pledged to collateralize public deposits, derivative positions and Federal Home Loan Bank advances.

The amortized cost and fair value of securities at September 30, 2016, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due one to five years	$9,717	$9,816	$23,341	$25,425
Due five to ten years	17,360	17,773	16,657	18,582
Due beyond ten years	524	517	1,121	1,291
Mortgage-backed securities	117,542	118,427	5,109	5,367
Asset-backed securities	21,959	20,680	—	—
	$167,102	$167,213	$46,228	$50,665

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

A summary of the loan portfolio as of September 30, 2016 and December 31, 2015 follows (in thousands):

	September 30, 2016	December 31, 2015
Commercial real estate	$272,546	$251,197
Consumer real estate	96,919	93,785
Construction and land development	91,366	52,522
Commercial and industrial	389,718	353,442
Consumer	7,046	8,668
Other	67,806	50,197
Total	925,401	809,811
Less net unearned income	(1,370)	(1,415)
	924,031	808,396
Allowance for loan and lease losses	(11,510)	(10,132)
	$912,521	$798,264

The adequacy of the allowance for loan and lease losses (ALLL) is assessed at the end of each quarter. The ALLL includes a specific component related to loans that are individually evaluated for impairment and a general component related to loans that are segregated into homogenous pools and collectively evaluated for impairment.  The ALLL factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics, which are adjusted by management to reflect current events, trends, and conditions. The adjustments include consideration of the following:  changes in lending policies and procedures, economic conditions, nature and volume of the portfolio, experience of lending management, volume and severity of past due loans, quality of the loan review system, value of underlying collateral for collateral dependent loans, concentrations, and other external factors.

The following tables present the loan balances by category as well as risk rating (in thousands):

	Performing Loans
September 30, 2016	Pass/Watch	Special Mention	Substandard	Total Performing	Total Impaired Loans	Total
Commercial real estate	$271,219	$—	$—	$271,219	$1,327	$272,546
Consumer real estate	96,624	—	295	96,919	—	96,919
Construction and land development	91,366	—	—	91,366	—	91,366
Commercial and industrial	361,863	8,691	16,368	386,922	2,796	389,718
Consumer	7,029	—	17	7,046	—	7,046
Other	67,806	—	—	67,806	—	67,806
Total	$895,907	$8,691	$16,680	$921,278	$4,123	$925,401
December 31, 2015
Commercial real estate	$249,249	$—	$—	$249,249	$1,948	$251,197
Consumer real estate	93,181	—	—	93,181	604	93,785
Construction and land development	52,522	—	—	52,522	—	52,522
Commercial and industrial	338,106	6,230	9,106	353,442	—	353,442
Consumer	8,543	—	—	8,543	125	8,668
Other	50,197	—	—	50,197	—	50,197
Total	$791,798	$6,230	$9,106	$807,134	$2,677	$809,811

None of the Company’s loans had a risk rating of “Doubtful” as of September 30, 2016 or December 31, 2015.

The following tables detail the changes in the ALLL from December 31, 2014 to December 31, 2015 and December 31, 2015 to September 30, 2016 by loan classification and the allocation of the ALLL (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Allowance for Loan and Lease Losses:
Balances, December 31, 2014	$1,535	$621	$408	$8,540	$75	$103	$11,282
Charged-off loans	—	(173)	—	(3,033)	—	—	(3,206)
Recoveries	31	68	—	299	7	—	405
Provision for loan and lease losses	1,313	452	506	(1,113)	21	472	1,651
Balances, December 31, 2015	$2,879	$968	$914	$4,693	$103	$575	$10,132
Collectively evaluated for impairment	$2,314	$968	$914	$4,693	$103	$575	$9,567
Individually evaluated for impairment	565	—	—	—	—	—	565
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Balances, December 31, 2015	$2,879	$968	$914	$4,693	$103	$575	$10,132
Loans:
Collectively evaluated for impairment	$249,249	$93,181	$52,522	$353,442	$8,543	$50,197	$807,134
Individually evaluated for impairment	1,948	604	—	—	125	—	2,677
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Balances, December 31, 2015	$251,197	$93,785	$52,522	$353,442	$8,668	$50,197	$809,811

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Allowance for Loan and Lease Losses:
Balances, December 31, 2015	$2,879	$968	$914	$4,693	$103	$575	$10,132
Charged-off loans	(350)	—	—	(956)	(146)	—	(1,452)
Recoveries	52	—	18	—	1	—	71
Provision for loan and lease losses	(161)	4	732	1,831	128	225	2,759
Balances, September 30, 2016	$2,420	$972	$1,664	$5,568	$86	$800	$11,510
Collectively evaluated for impairment	$2,319	$972	$1,664	$5,068	$86	$800	$10,909
Individually evaluated for impairment	101	—	—	500	—	—	601
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Balances, September 30, 2016	$2,420	$972	$1,664	$5,568	$86	$800	$11,510
Loans:
Collectively evaluated for impairment	$271,219	$96,919	$91,366	$386,922	$7,046	$67,806	$921,278
Individually evaluated for impairment	1,327	—	—	2,796	—	—	4,123
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Balances, September 30, 2016	$272,546	$96,919	$91,366	$389,718	$7,046	$67,806	$925,401

The following table presents the allocation of the ALLL for each respective loan category with the corresponding percentage of loans in each category to total loans, net of deferred fees as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016		December 31, 2015
	Amount	Percent of total loans, net of deferred fees	Amount	Percent of total loans, net of deferred fees
Commercial real estate	$2,420	0.26%	$2,879	0.36%
Consumer real estate	972	0.11	968	0.12
Construction and land development	1,664	0.18	914	0.11
Commercial and industrial	5,568	0.60	4,693	0.58
Consumer	86	0.01	103	0.01
Other	800	0.09	575	0.07
Total allowance for loan and lease losses	$11,510	1.25%	$10,132	1.25%

The following table presents the Company’s impaired loans that were evaluated for specific loss allowance as of September 30, 2016 and December 31, 2015 (in thousands):

				Nine Months Ended
	September 30, 2016			September 30, 2016
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate	$—	$—	$—	$—	$—
Consumer real estate	—	—	—	302	—
Construction and land development	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	63	—
Other	—	—	—	—	—
Subtotal	—	—	—	365	—
With an allowance recorded:
Commercial real estate	1,327	1,689	101	1,638	—
Consumer real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial and industrial	2,796	3,491	500	1,398	—
Consumer	—	—	—	—	—
Other	—	—	—	—	—
Subtotal	4,123	5,180	601	3,036	—
Total	$4,123	$5,180	$601	$3,400	$—

				Year End
	December 31, 2015			December 31, 2015
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate	$—	$—	$—	$42	$—
Consumer real estate	604	681	—	357	—
Construction and land development	—	—	—	—	—
Commercial and industrial	—	—	—	594	—
Consumer	125	125	—	63	5
Other	—	—	—	—	—
Subtotal	729	806	—	1,056	5
With an allowance recorded:
Commercial real estate	1,948	1,948	565	2,015	—
Consumer real estate	—	—	—	262	—
Construction and land development	—	—	—	568	—
Commercial and industrial	—	—	—	1,309	—
Consumer	—	—	—	—	—
Other	—	—	—	—	—
Subtotal	1,948	1,948	565	4,154	—
Total	$2,677	$2,754	$565	$5,210	$5

The following table presents the aging of the recorded investment in past-due loans as of September 30, 2016 and December 31, 2015 by class of loans (in thousands):

	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total	Loans Not
September 30, 2016	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial real estate	$—	$—	$—	$—	$272,546	$272,546
Consumer real estate	11	284	—	295	96,624	96,919
Construction and land development	—	—	—	—	91,366	91,366
Commercial and industrial	—	591	—	591	389,127	389,718
Consumer	11	—	—	11	7,035	7,046
Other	—	—	—	—	67,806	67,806
Total	$22	$875	$—	$897	$924,504	$925,401
December 31, 2015
Commercial real estate	$—	$—	$1,948	$1,948	$249,249	$251,197
Consumer real estate	100	54	616	770	93,015	93,785
Construction and land development	—	—	—	—	52,522	52,522
Commercial and industrial	—	—	—	—	353,442	353,442
Consumer	—	—	125	125	8,543	8,668
Other	—	—	—	—	50,197	50,197
Total	$100	$54	$2,689	$2,843	$806,968	$809,811

The Company had no loans past due 90 days or more that were not on nonaccrual status as of September 30, 2016 and December 31, 2015.

The following table presents the recorded investment in non-accrual loans and troubled debt restructurings (TDR) by class of loans as of September 30, 2016 and December 31, 2015 (in thousands):

	Non-Accrual		Troubled Debt Restructurings
	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Commercial real estate	$1,327	$1,948	$1,288	$—
Consumer real estate	0	616	—	—
Construction and land development	—	—	—	—
Commercial and industrial	2,796	—	—	—
Consumer	—	125	—	125
Other	—	—	—	—
Total	$4,123	$2,689	$1,288	$125

As of September 30, 2016 and December 31, 2015, all loans classified as nonperforming were deemed to be impaired.

As of September 30, 2016 and December 31, 2015, the Company had a recorded investment in TDR of $1.3 million and $0.1 million, respectively.  The Company allocated $0.1 and $0 million of specific allowance for those loans at September 30, 2016 and December 31, 2015 and there were no commitments to lend additional amounts.  Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Bank’s loan policy.  Loans accounted for as TDR are individually evaluated for impairment.

The following table presents loans by class modified as TDR that occurred during the three and nine months ended September 30, 2016 and 2015 (in thousands).

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	Number of contracts	Pre modification outstanding recorded investment	Post modification outstanding recorded investment, net of related allowance	Number of contracts	Pre modification outstanding recorded investment	Post modification outstanding recorded investment, net of related allowance
2016
Commercial real estate	—	$—	$—	1	$1,948	$1,170
Consumer real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	—	$—	$—	1	$1,948	$1,170
2015
Commercial real estate	—	$—	$—	—	$—	$—
Consumer real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	1	125	125
Other	—	—	—	—	—	—
Total	—	$—	$—	1	$125	$125

The following table presents loans by class modified as TDR for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2016 and 2015 (in thousands).

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
2016
Commercial real estate	—	$—	—	$—
Consumer real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	—	1	124
Other	—	—	—	—
Total	—	$—	1	$124
2015
Commercial real estate	—	$—	—	$—
Consumer real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	—	—	1	—
Consumer	—	—	—	—
Other	—	—	—	—
Total	—	$—	1	$—

The consumer loan TDR that subsequently defaulted during the nine months ended September 30, 2016 had no specific reserve in the allowance for loan and lease losses and resulted in a $0.1 million charge-off.  The commercial and industrial loan TDR that subsequently defaulted during the nine months ended September 30, 2015 had a $2.4 million specific reserve in the allowance for loan and lease losses and resulted in a $2.5 million charge-off.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

NOTE 4 – FEDERAL HOME LOAN BANK ADVANCES

The Company had outstanding borrowings totaling of $30.0 million and $45.0 million at September 30, 2016 and December 31, 2015, respectively, via two separate advances. These advances are non-callable; interest payments are due monthly, with principal due at maturity.

The following is a summary of the contractual maturities and average effective rates of outstanding advances (dollars in thousands):

	September 30, 2016		December 31, 2015
Year	Amount	Interest Rates	Amount	Interest Rates
2016	$15,000	1.02%	$45,000	0.57%
2017	15,000	0.92	—	—
2018	—	—	—	—
2019	—	—	—	—
2020	—	—	—	—
Thereafter	—	—	—	—
Total	$30,000	0.97%	$45,000	0.57%

Advances from the FHLB are collateralized by investment securities, FHLB stock and certain commercial and residential real estate mortgage loans totaling $101.3 million under a blanket mortgage collateral agreement.  At September 30, 2016, the amount of available credit from the FHLB totaled $11.0 million.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the period ended September 30, 2016 and year ended December 31, 2015 (in thousands):

		Unrealized Gains	Unrealized
	Gains and	and Losses	Losses on
	Losses on	on Available	Securities
	Cash Flow	for Sale	Transferred to
Year Ended December 31, 2015	Hedges	Securities	Held to Maturity	Total
Beginning Balance	$(2,139)	$723	$(1,418)	$(2,834)
Other comprehensive income (loss) before reclassification	(1,542)	(652)	206	(1,988)
Amounts reclassified from accumulated other comprehensive income	(23)	34	(103)	(92)
Net current period other comprehensive income (loss)	(1,565)	(618)	103	(2,080)
Ending Balance	$(3,704)	$105	$(1,315)	$(4,914)
Nine Months Ended September 30, 2016
Beginning Balance	$(3,704)	$105	$(1,315)	$(4,914)
Other comprehensive income (loss) before reclassification	(664)	1,596	154	1,087
Amounts reclassified from accumulated other comprehensive income	(161)	75	(77)	(163)
Net current period other comprehensive income (loss)	(825)	1,671	77	924
Ending Balance	$(4,529)	$1,776	$(1,238)	$(3,990)

The following were significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the nine months ended September 30, 2016 (in thousands):

	Amount Reclassified from	Affected Line Item
Details about Accumulated Other	Accumulated Other	in the Statement Where
Comprehensive Income Components	Comprehensive Income	Net Income is Presented
Unrealized losses on cash flow hedges	$(113)	Interest expense - money market
	(148)	Interest expense - Federal Home Loan Bank advances
	100	Income tax (expense) benefit
	$(161)	Net of tax
Unrealized gains and losses on available for sale securities	$121	Net gain on sale of securities
	(46)	Income tax (expense) benefit
	$75	Net of tax
Unrealized losses on securities transferred to held to maturity	$(125)	Interest income - securities
	48	Income tax (expense) benefit
	$(77)	Net of tax

The following were significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the year ending December 31, 2015 (in thousands):

	Amount Reclassified from	Affected Line Item
Details about Accumulated Other	Accumulated Other	in the Statement Where
Comprehensive Income Components	Comprehensive Income	Net Income is Presented
Unrealized losses on cash flow hedges	$(37)	Interest expense - money market
	14	Income tax (expense) benefit
	$(23)	Net of tax
Unrealized gains and losses on available for sale securities	$55	Net gain on sale of securities
	(21)	Income tax (expense) benefit
	$34	Net of tax
Unrealized losses on securities transferred to held to maturity	$(167)	Interest income - securities
	64	Income tax (expense) benefit
	$(103)	Net of tax

NOTE 6 – INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2016 was 33.1% and 32.7%, respectively, compared to 29.0% and 31.2%, respectively for the three and nine months ended September 30, 2015.

The effective tax rate compared favorably to the statutory federal rate of 34% and Tennessee excise tax rate of 6.5% primarily due to investments in qualified municipal securities, company owned life insurance, state tax credits, net of the effect of certain non-deductible expenses.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company has outstanding commitments and contingent liabilities, such as commitments to extend credit and standby letters of credit, which are not included in the accompanying financial statements. The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instruments for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Company uses the same credit policies in making such commitments as it does for instruments that are included in the balance sheet.

The following table sets forth outstanding financial instruments whose contract amounts represent credit risk as of September 30, 2016 and December 31, 2015 (in thousands):

	Contract or notional amount
	September 30, 2016	December 31, 2015
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$482,257	$384,837
Standby letters of credit	10,658	13,450
Total	$492,915	$398,287

The Company is party to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims as of September 30, 2016, will not have a material impact on the financial statements of the Company.

NOTE 8 – DERIVATIVES

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Interest Rate Swaps Designated as Cash Flow Hedges

Forward starting interest rate swaps with notional amounts totaling $35 million and $35 million as of September 30, 2016 and December 31, 2015, respectively, were designated as cash flow hedges of certain liabilities and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

Summary information about the interest-rate swaps designated as cash flow hedges was as follows (dollars in thousands):

	September 30, 2016	December 31, 2015
Notional amounts	$35,000	$35,000
Weighted average pay rates	3.67%	3.67%
Weighted average receive rates	3 month LIBOR	3 month LIBOR
Weighted average maturity	6.6 years	7.4 years
Fair value	$(4,918)	$(3,158)
Amount of unrealized loss recognized in accumulated other comprehensive income, net of tax	$(3,035)	$(1,949)

Pursuant to its interest rate swap agreements, the Company pledged collateral to the counterparties in the form of investment securities with a carrying value of $7.2 million at September 30, 2016. There was no collateral posted from the counterparties to the Company as of September 30, 2016. It is possible that the Company may need to post additional collateral in the future or that the counterparties may be required to post collateral to the Company in the future.

Other Interest Rate Swaps

The Company also enters into swaps to facilitate customer transactions and meet their financing needs.  Upon entering into these transactions the Company enters into offsetting positions with large U.S. financial institutions in order to minimize risk to the Company. A summary of the Company’s customer related interest rate swaps was as follows (in thousands):

	September 30, 2016		December 31, 2015
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$42,580	$1,215	$45,675	$(726)
Pay variable/receive fixed swaps	42,580	(1,215)	45,675	726
Total	$85,160	$—	$91,350	$—

NOTE 9 - STOCK OPTIONS AND RESTRICTED SHARES

During 2008, the board of directors of the Bank approved the CapStar Bank 2008 Stock Incentive Plan (the Plan). The Plan was intended to provide incentives to certain officers, employees, and directors to stimulate their efforts toward the continued success of the Bank and to operate and manage the business in a manner that will provide for the long‑term growth and profitability of the Bank. Additionally the Plan was intended to encourage stock ownership to align the interests of employees and shareholders and to provide a means of obtaining, rewarding and retaining officers, employees, and directors.

Following the formation of CapStar Financial Holdings, Inc. in 2016, and in connection with the Share Exchange, the outstanding awards of restricted stock and stock options under the CapStar Bank 2008 Stock Incentive Plan were exchanged for similar awards of restricted stock and stock options issued by CapStar Financial Holdings, Inc. under the CapStar Financial Holdings, Inc. Stock Incentive Plan, which the board of directors adopted in 2016. The Stock Incentive Plan provides for the grant of stock-based incentives, including stock options, restricted stock units, performance awards and restricted stock, to employees, directors and service providers that are subject to forfeiture until vesting conditions have been satisfied by the award recipient under the terms of the award.  The Plan reserved 1,569,475 shares of stock for issuance of stock incentives. Stock incentives include both restricted share and stock option grants.  Total shares issuable under the plan were 183,736 at September 30, 2016.

The Company has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows (in thousands):

	For three months ended		For nine months ended
	September 30,		September 30,
	2016	2015	2016	2015
Stock-based compensation expense before income taxes	$212	$116	$643	$289
Less: deferred tax benefit	(70)	(34)	(210)	(90)
Reduction of net income	$142	$83	$433	$199

Restricted Shares

Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The fair value of each restricted stock grant is based on valuations performed by independent consultants. The recipients have the right to vote and receive dividends but cannot sell, transfer, assign, pledge, hypothecate, or otherwise encumber the restricted stock until the shares have vested. Restricted shares fully vest on the third anniversary of the grant date.  A summary of the changes in the Company’s nonvested restricted shares for the nine months ended September 30, 2016 follows:

		Weighted
		Average
	Restricted	Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at beginning of period	138,453	$11.16
Granted	122,551	12.69
Vested	(37,096)	10.38
Forfeited	(14,767)	11.84
Nonvested at end of period	209,141	$12.15

As of September 30, 2016, there was $1.7 million of unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 2.2 years.  The total fair value of shares vested during the nine months ended September 30, 2016 and 2015 was $0.5 and $0.2 million.

Stock Options

Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant.  Option awards generally have a three year vesting period and a ten year contractual term.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model that uses the assumptions noted in the table below. Expected volatility is based on calculations performed by management using industry data. The Company’s expected dividend yield is 0.00% because the Company has not paid dividends in the past. The expected term of options granted was calculated using the “simplified” method for plain vanilla options as permitted under authoritative literature.  The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of options granted was determined using the following weighted average assumptions as of the grant date:

	2016	2015
Dividend yield	—	—
Expected term (in years)	7.48	7.29
Expected stock price volatility	17.20%	21.26%
Risk-free interest rate	1.66%	1.86%
Pre-vest forfeiture rate	10.25%	10.33%

A summary of the activity in stock options for the nine months ended September 30, 2016 follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at beginning of period	1,018,500	$10.42
Granted	32,500	13.22
Exercised	—	—
Forfeited or expired	(21,875)	10.18
Outstanding at end of period	1,029,125	$10.51	3.5
Fully vested and expected to vest	1,015,297	$10.49	3.4
Exercisable at end of period	912,875	$10.31	2.9

Information related to stock options during each year follows:

	2016	2015
Intrinsic value of options exercised	$—	$1,410
Cash received from option exercises	—	10,000
Tax benefit realized from option exercises	—	900
Weighted average fair value of options granted	3.16	3.20

As of September 30, 2016, there was $0.2 million of unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 2.80 years.

NOTE 10 – REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by the Federal Reserve and the Bank is also subject to the regulatory capital requirements of the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that could, in that event, have a material adverse effect on the institutions’ financial statements. The relevant regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting principles. The capital classifications of the Company and the Bank are also subject to qualitative judgments by their regulators about components, risk weightings, and other factors. Those qualitative judgments could also affect the capital status of the Company and the Bank and the amount of dividends the Company and the Bank may distribute. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of September 30, 2016, the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

The Company’s and the Bank’s capital amounts and ratios as of September 30, 2016 are presented in the following table (in thousands). Only the Bank’s capital amounts and ratios are presented as of December 31, 2015 because the share exchange had not yet occurred.

	Actual		Minimum capital requirement (1)		Minimum to be well-capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2016:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$146,576	12.5%	$94,163	8.0%	$N/A	N/A
CapStar Bank	123,228	10.5	94,163	8.0	117,704	10.0
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	134,900	11.5	70,623	6.0	N/A	N/A
CapStar Bank	111,552	9.5	70,623	6.0	94,163	8.0
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	126,531	10.7	52,967	4.5	N/A	N/A
CapStar Bank	95,683	8.1	52,967	4.5	76,508	6.5
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	134,900	10.5	51,562	4.0	N/A	N/A
CapStar Bank	111,552	8.7	51,543	4.0	64,429	5.0
At December 31, 2015:
Total capital to risk-weighted assets	$116,047	11.4%	$81,224	8.0%	$101,530	10.0%
Tier I capital to risk-weighted assets	105,749	10.4	60,918	6.0	81,224	8.0
Common equity tier 1 capital	90,272	8.9	45,688	4.5	65,994	6.5
Tier I capital to average assets	105,749	9.3	45,328	4.0	56,660	5.0

(1)

For the calendar year 2016, the Company must maintain a capital conservation buffer of Tier 1 common equity capital in excess of minimum risk-based capital ratios by at least 0.625% to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

(2)

For the Company to be well-capitalized, the Bank must be well-capitalized and the Company must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve to meet and maintain a specific capital level for any capital measure.

NOTE 11 – EARNINGS PER SHARE

The following is a summary of the basic and diluted earnings per share calculation for the three and nine months ended September 30, 2016 and 2015:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Basic net income per share calculation:
Numerator – Net income	$2,109,222	$2,036,467	$6,169,318	$5,466,469
Denominator – Average common shares outstanding	8,792,665	8,554,802	8,701,596	8,526,840
Basic net income per share	$0.24	$0.24	$0.71	$0.64
Diluted net income per share calculation:
Numerator – Net income	$2,109,222	$2,036,467	$6,169,318	$5,466,469
Denominator – Average common shares outstanding	8,792,665	8,554,802	8,701,596	8,526,840
Dilutive shares contingently issuable	2,006,871	1,852,919	1,981,380	1,837,438
Average diluted common shares outstanding	10,799,536	10,407,721	10,682,976	10,364,278
Diluted net income per share	$0.20	$0.20	$0.58	$0.53

NOTE 12 – FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1:	Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2:

Significant observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3:	Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Bank used the following methods and significant assumptions to estimate fair value:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded and, values debt securities by relying on quoted prices for the specific securities and the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). See below for additional discussion of Level 3 valuation methodologies and significant inputs. The fair values of all securities are determined from third party pricing services without adjustment.

Derivatives-Interest Rate Swaps: The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2). The Bank’s derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through external sources, including brokers, market transactions and third-party pricing services.  The fair values of all interest rate swaps are determined from third party pricing services without adjustment.

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan and lease losses is generally based on recent appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted in accordance with the loan policy.

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Appraisals may be adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and/or management’s expertise and knowledge of the collateral. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Loans Held For Sale: Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 2).

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair value measurements at September 30, 2016
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$7,607	$—	$7,607	$—
Obligations of states and political subdivisions	20,499	—	20,499	—
Mortage-backed securities-residential	118,427	—	118,427	—
Asset-backed securities	20,680	—	20,680	—
Total securities available for sale	$167,213	$—	$167,213	$—
Derivatives:
Interest rate swaps - customer related	$1,215	$—	$1,215	$—
Liabilities:
Derivatives:
Interest rate swaps - customer related	$(1,215)	$—	$(1,215)	$—
Interest rate swaps - cash flow hedges	(4,918)	—	(4,918)	—
Total derivatives	$(6,133)	$—	$(6,133)	$—

	Fair value measurements at December 31, 2015
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$19,542	$—	$19,542	$—
Obligations of states and political subdivisions	13,868	—	13,868	—
Mortage-backed securities-residential	118,380	—	118,380	—
Asset-backed securities	21,593	3,526	18,067	—
Total securities available for sale	$173,383	$3,526	$169,857	$—
Derivatives:
Interest rate swaps - customer related	$726	$—	$726	$—
Liabilities:
Derivatives:
Interest rate swaps - customer related	$(726)	$—	$(726)	$—
Interest rate swaps - cash flow hedges	(3,158)	—	(3,158)	—
Total derivatives	$(3,884)	$—	$(3,884)	$—

Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

Fair value measurements at September 30, 2016
Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(level 1)	(level 2)	(level 3)
Assets:
Impaired loans:
Commercial real estate	$1,327	—	—	1,327
Commercial and industrial	2,796	—	—	2,796

Fair value measurements at December 31, 2015
Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(level 1)	(level 2)	(level 3)
Assets:
Impaired loans:
Commercial real estate	$1,383	—	—	1,383
Other real estate owned:
Construction and land development	216	—	—	216

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis at September 30, 2016 and December 31, 2015 (dollars in thousands):

				Range
	Fair	Valuation		(Weighted-
September 30, 2016	Value	Technique(s)	Unobservable Input(s)	Average)
Impaired loans:
Commercial real estate	$1,327	Sales comparison approach	Appraisal discounts	10%
Commercial and industrial	2,796	Sales comparison approach	Appraisal discounts	25%

				Range
	Fair	Valuation		(Weighted-
December 31, 2015	Value	Technique(s)	Unobservable Input(s)	Average)
Impaired loans:
Commercial real estate	$1,383	Sales comparison approach	Appraisal discounts	20%
Other real estate owned:
Construction and land development	216	Sales comparison approach	Appraisal discounts	15%

Fair Value of Financial Instruments

The carrying value and estimated fair values of the Bank’s financial instruments at September 30, 2016 and December 31, 2015 were as follows (in thousands):

	September 30, 2016		December 31, 2015
	Carrying		Carrying
	amount	Fair value	amount	Fair value
Financial assets:
Cash and due from banks, interest-bearing deposits in financial institutions	$73,256	$73,256	$93,455	$93,455
Federal funds sold	195	195	6,730	6,730
Securities available for sale	167,213	167,213	173,383	173,383
Securities held to maturity	46,228	50,665	43,094	46,459
Loans held for sale	61,252	62,620	35,729	36,552
Restricted equity securities	5,526	N/A	5,414	N/A
Loans, net	924,031	927,333	798,264	806,030
Accrued interest receivable	3,813	3,813	3,030	3,030
Bank owned life insurance	21,750	21,750	21,299	21,299
Other assets	1,215	1,215	726	726
Financial liabilities:
Deposits	1,136,060	1,112,683	1,038,460	1,035,978
Securities sold under repurchase agreements	—	—	3,755	3,755
Federal Home Loan Bank advances	30,000	29,985	45,000	44,926
Accrued interest payable	202	202	177	177
Other liabilities	8,713	8,713	6,536	6,536

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a)	Cash and Due from Banks, Interest-Bearing Deposits in Financial Institutions

For these short‑term instruments, the carrying amount is a reasonable estimate of fair value.

(b)	Federal Funds Sold

Federal funds sold clear on a daily basis. For this reason, the carrying amount is a reasonable estimate of fair value.

(c)	Restricted Equity Securities

It is not practical to determine the fair value of restricted securities due to restrictions placed on their transferability.

(d)	Loans, net

The fair value of the Bank’s loan portfolio includes a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Bank’s loan portfolio is initially fair valued using a segmented approach. The Bank divides its loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk. For variable‑rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral. For other loans, fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. The values derived from the discounted cash flow approach for each of the above portfolios are then further discounted to incorporate credit risk. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

(e)	Bank Owned Life Insurance

For bank owned life insurance, the carrying amount is based on the cash surrender value and is a reasonable estimate of fair value.

(f)	Other Assets

Included in other assets are certain interest rate swap agreements and the cash flow hedge relationships. The fair values of interest rate swap agreements and the cash flow hedge relationships are based on independent pricing services that utilize pricing models with observable market inputs.

(g)	Deposits

The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated by discounted cash flow models, using current market interest rates offered on certificates with similar remaining maturities.

(h)	Securities Sold under Repurchase Agreements

The securities sold under repurchase agreements are payable upon demand. For this reason, the carrying amount is a reasonable estimate of fair value.

(i)	Federal Home Loan Bank Advances

The fair value of fixed rate Federal Home Loan Bank Advances is estimated using discounted cash flow models, using current market interest rates offered on certificates, advances and other borrowings with similar remaining maturities.

(j)	Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value.

(k)	Other Liabilities

Included in other liabilities are certain interest rate swap agreements, the cash flow hedge relationships and contingent consideration. The fair values of interest rate swap agreements and the cash flow hedge relationships are based on independent pricing services that utilize pricing models with observable market inputs.  The fair value of contingent consideration is estimated by a discounted cash flow model that utilizes various unobservable inputs.

(l)	Off-Balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The fair value of commitments is not material.

(m)	Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular instrument. Because no market exists for a significant portion of the Bank’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on estimating on and off‑balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, fixed assets are not considered financial instruments and their value has not been incorporated into the fair value estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our financial condition at September 30, 2016 and December 31, 2015 and our results of operations for the three and nine months ended September 30, 2016 and 2015.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere in this Report and with the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in the Prospectus.

The following discussion and analysis pertains to our historical results on a consolidated basis.  However, because we conduct all of our material business operations through our wholly-owned subsidiary, CapStar Bank, the following discussion and analysis relates to activities primarily conducted at the subsidiary level.

All dollar amounts in the tables in this section are in thousands of dollars, except per share data or when otherwise specifically noted.

Overview

The Company completed the first nine months of 2016 with net income of $6.2 million or 12.9% more than the comparable period of 2015. The increase is due to higher net interest income and non-interest income. These increases were partially offset by higher non-interest expenses and higher provision for loan and lease losses. Diluted earnings per share for the first nine months of 2016 were $0.58, compared with the first nine months of 2015 at $0.53. The Company's performance for the nine months ended September 30, 2016 reflected several positive factors, including:

•	Strong organic loan and deposit growth;
•	Continued high credit quality;
•	Noninterest income growth; and an
•	Improving efficiency ratio.

The Company’s primary revenue source is net interest income and fees from various financial services provided to customers. Net interest income is the difference between interest income earned on loans, investment securities and other interest earning assets less interest expense on deposit accounts and other interest bearing liabilities. Loan volume and interest rates earned on those loans are critical to overall profitability. Similarly, deposit volume is crucial to funding loans and rates paid on deposits directly impact profitability. Business volumes are influenced by competition, new business acquisition efforts and economic factors including market interest rates, business spending and consumer confidence.

Net interest income increased $2.3 million, or 9.0%, for the first nine months of 2016, compared with the same period in 2015. The positive effects of increased volumes on earning assets were partially offset by the negative effect of increasing deposit costs. Net interest margin declined to 3.17% for the first nine months of 2016, compared with 3.18% for the same period of 2015.

In response to assessment of risk in the loan portfolio, including net loan growth, the Company recorded a $2.8 million provision for loan and lease losses in the first nine months of 2016, compared with a $1.3 million provision in the first nine months of 2015. The provision for loan and lease losses represents a charge to earnings necessary to establish an allowance for loan and lease losses that, in management’s evaluation, is adequate to provide coverage for the inherent losses on outstanding loans.

Total non-interest income in the first nine months of 2016 increased $1.2 million, or 16.7%, compared with the same period in 2015, and comprised 20% of total revenues. The Company experienced increases in virtually all areas of non-interest income.

Total non-interest expense in the first nine months of 2016 increased $0.8 million, or 3.5%, compared with the same period in 2015, largely due to increases in salaries and benefits. The Company's efficiency ratio in the first nine months of 2016 was 67.2% compared to 71.9% in the same period in 2015.

The Company’s effective tax rate increased to 32.7% for the first nine months of 2016 from 31.2% for the same period in 2015. The increase in the effective tax rate from 2015 to 2016 is largely the result of one-time state tax credits taken in 2015.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. The ratio of tangible common equity to total tangible assets was 9.39% as of September 30, 2016, compared with 7.14% at December 31, 2015. The increase is primarily due to $21.9 million in new capital, raised as a result of the Company’s initial public offering which was closed on September 27, 2016.   See the Non-GAAP Financial Measures section for details on reconciliations to the most directly comparable US GAAP measures.

The following sections provide more details on subjects presented in this overview.

(a)	Results of Operations

The following is a summary of our results of operations (dollars in thousands, except per share data):

			2016 - 2015			2016-2015
	Three months ended		Percent	Nine months ended		Percent
	September 30,		Increase	September 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
Interest income	$11,875	$10,803	9.9%	$33,388	$30,232	10.4%
Interest expense	1,749	1,386	26.2%	5,105	4,297	18.8%
Net interest income	10,126	9,417	7.5%	28,283	25,935	9.0%
Provision for loan and lease losses	1,639	580	182.5%	2,759	1,301	112.1%
Net interest income after provision for loan and lease losses	8,487	8,837	(4.0)%	25,524	24,634	3.6%
Noninterest income	3,191	2,635	21.1%	8,130	6,965	16.7%
Noninterest expense	8,527	8,604	(0.9)%	24,487	23,654	3.5%
Net income before income taxes	3,151	2,868	9.9%	9,167	7,945	15.4%
Income tax expense	1,042	831	25.4%	2,998	2,480	20.9%
Net income	$2,109	$2,037	3.6%	$6,169	$5,465	12.9%

Basic net income per common share	$0.24	$0.24	—	$0.71	$0.64	10.9%
Diluted net income per common share	$0.20	$0.20	—	$0.58	$0.53	9.4%

The Company recorded net income of $2.1 million for the third quarter of 2016, an increase of $0.1 million, or 3.6%, from $2.0 million for the third quarter of 2015. Basic net income per share was $0.24 for the third quarter of 2016 and 2015. Net income per share on a diluted basis was $0.20 for the third quarter of 2016 and 2015. We recorded a $1.6 million provision for loan and lease losses in the third quarter of 2016, compared with $0.6 million for the same period of 2015.

Annualized return on average assets and annualized return on average stockholders’ equity were 0.65% and 7.15%, respectively, for the third quarter of 2016, compared with 0.71% and 7.50%, respectively, for the same period in 2015.

Net income of $6.2 million for the nine months ended September 30, 2016 increased $0.7 million, or 12.9%, from $5.5 million for the comparable 2015 period. Basic net income per share was $0.71 for the first nine months of 2016, an increase of 10.9% from the $0.64 for the first nine months of 2015. Net income per share on a diluted basis was $0.58 for the first nine months of 2016, an increase of 9.4% from the $0.53 for the first nine months of 2015. We recorded a $2.8 million provision for loan and lease losses in the first nine months of 2016, compared with $1.3 million in the same period of 2015.

Annualized return on average assets and annualized return on average stockholders’ equity were 0.66% and 7.25%, respectively, for the first nine months of 2016, compared with 0.64% and 6.90%, respectively, for the same period in 2015.

Net Interest Income

The largest component of our net income is net interest income – the difference between the income earned on interest-earning assets and the interest paid on deposits and borrowed funds used to support our assets. Net interest income divided by average earning assets represents our net interest margin. The major factors that affect net interest income and net interest margin are changes in volumes, the yield on interest-earning assets and the cost of interest-bearing liabilities. Our margin can also be affected by economic conditions, the competitive environment, loan demand and deposit flow. Our ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and our primary source of earnings.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	For the Three Months Ended September 30,
	2016			2015
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$918,302	$10,072	4.36%	$741,455	$9,109	4.87%
Loans held for sale	63,640	587	3.67%	32,836	320	3.87%
Securities:
Taxable investment securities	170,382	858	2.01%	211,254	1,061	2.01%
Investment securities exempt from federal income tax (2)	48,081	291	2.42%	41,250	278	2.70%
Total securities	218,463	1,149	2.10%	252,504	1,339	2.12%
Cash balances in other banks	45,122	63	0.56%	53,639	32	0.24%
Funds sold	1,510	4	0.95%	3,040	3	0.40%
Total interest-earning assets	$1,247,037	$11,875	3.79%	$1,083,475	$10,803	3.96%
Noninterest-earning assets	49,833			50,725
Total assets	$1,296,870			$1,134,200
Interest-Bearing Liabilities
Interest-bearing transaction accounts	$303,727	$404	0.53%	$137,968	$184	0.53%
Savings and money market deposits	437,827	689	0.63%	452,909	651	0.57%
Time deposits	203,240	546	1.07%	197,944	492	0.99%
Borrowings and repurchase agreements	34,946	110	1.25%	45,223	59	0.51%
Total interest-bearing liabilities	$979,740	$1,749	0.71%	$834,044	$1,386	0.66%
Noninterest-bearing deposits	187,244			182,582
Total funding sources	$1,166,983			$1,016,626
Noninterest-bearing liabilities	12,497			9,791
Shareholders’ equity	117,390			107,783
Total liabilities and shareholders’ equity	$1,296,870			$1,134,200
Net interest spread (3)			3.08%			3.30%
Net interest income/margin (4)		$10,126	3.23%		$9,417	3.45%

(1)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)	Balances for investment securities exempt from federal income tax are not calculated on a tax equivalent basis.
(3)	Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by total interest-earning assets.

	For the Nine Months Ended September 30,
	2016			2015
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$871,637	$28,252	4.33%	$728,397	$24,966	4.58%
Loans held for sale	45,564	1,280	3.75%	29,993	868	3.87%
Securities:
Taxable investment securities	178,388	2,806	2.10%	235,212	3,479	1.97%
Investment securities exempt from federal income tax (2)	45,370	841	2.47%	39,722	801	2.69%
Total securities	223,758	3,647	2.17%	274,934	4,280	2.08%
Cash balances in other banks	49,430	197	0.53%	54,988	105	0.26%
Funds sold	2,053	12	0.79%	3,112	13	0.56%
Total interest-earning assets	$1,192,442	$33,388	3.74%	$1,091,424	$30,232	3.70%
Noninterest-earning assets	49,551			49,549
Total assets	$1,241,993			$1,140,973
Interest-Bearing Liabilities
Interest-bearing transaction accounts	$263,251	$1,096	0.56%	$139,160	$534	0.51%
Savings and money market deposits	442,740	2,140	0.65%	471,336	2,040	0.58%
Time deposits	191,440	1,566	1.09%	205,094	1,565	1.02%
Borrowings and repurchase agreements	31,926	303	1.26%	37,423	158	0.57%
Total interest-bearing liabilities	$929,357	$5,105	0.73%	$853,013	$4,297	0.67%
Noninterest-bearing deposits	187,058			171,643
Total funding sources	$1,116,415			$1,024,656
Noninterest-bearing liabilities	11,970			10,400
Shareholders’ equity	113,607			105,917
Total liabilities and shareholders’ equity	$1,241,993			$1,140,973
Net interest spread (3)			3.01%			3.03%
Net interest income/margin (4)		$28,283	3.17%		$25,935	3.18%

(1)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)	Balances for investment securities exempt from federal income tax are not calculated on a tax equivalent basis.
(3)	Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by total interest-earning assets.

Our net interest margin was 3.23% and 3.45% for the third quarter of 2016 and 2015, respectively.  For the nine months ended September 30, 2016 and 2015, our net interest margin was 3.17% and 3.18%, respectively.  The decrease in net interest margin for the third quarter 2016 compared to 2015 is primarily due to declining loan yields.  For the third quarter of 2016 and 2015, average loan yields decreased from 4.87% to 4.36%.  Average loan yields decreased from 4.58% for the first nine months in 2015 to 4.33% for the same period in 2016. The decrease in loan yields was primarily due to lower loan rates on new loan production as compared to the average yield on the current loan portfolio, driven by continued competitive pricing pressures associated with securing the business of credit-worthy borrowers in the Nashville MSA.

Average loans for the first nine months of 2016 increased 19.7% compared to the same period in 2015 as a result of adding new bankers in the Nashville MSA and continued focus on attracting new clients to our Company. The resulting yield on average interest-earning assets increased from 3.70% for the first nine months of 2015 to 3.74% for the same period in 2016 despite the decrease in loan yield.  The average interest earning asset yield has increased as we have grown the loan portfolio and shifted funds from lower yielding assets to higher yielding loans.

We funded this growth in loans through an increase in our funding sources of 9.0% and shifting approximately 18.6% of our investment securities to higher yielding loans. For the first nine months of 2016, average interest-bearing liabilities increased $76.3 million, or 9.0%, from the same period in 2015. The average rate paid on interest-bearing liabilities was 0.73% for the first nine months of 2016, as compared to 0.67% for the same period in 2015. A portion of the increase was due to the 0.25% increase in the Fed Funds rate in December 2015. We passed along a portion of this rate increase to our clients.

Asset/Liability Management and Interest Rate Risk

Managing interest rate risk is fundamental for the financial services industry. The primary objective of interest rate risk management is to neutralize effects of interest rate changes on net income. By considering both on and off-balance sheet financial instruments, management evaluates interest rate sensitivity while attempting to optimize net interest income within the constraints of prudent capital adequacy, liquidity needs, market opportunities and customer requirements.

Interest Rate Simulation Sensitivity Analysis

The Company uses earnings at risk, or EAR, simulations to assess the impact of changing rates on earnings under a variety of scenarios and time horizons. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments.  These simulations utilize both instantaneous and parallel changes in the level of interest rates, as well as non-parallel changes such as changing slopes and twists of the yield curve.  Static simulation models are based on current exposures and assume a constant balance sheet with no new growth.  Dynamic simulation models are also utilized that rely on detailed assumptions regarding changes in existing lines of business, new business, and changes in management and client behavior.  By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time. The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.

At September 30, 2016, our EAR static simulation results indicated that our balance sheet is asset sensitive to parallel shifts in interest rates. This indicates that our assets generally reprice faster than our liabilities, which results in a favorable impact to net interest income when market interest rates increase. Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity and decay rates, and key rate drivers. Because of the inherent use of these estimates and assumptions in the model, our actual results may, and most likely will, differ from our static EAR results. In addition, static EAR results do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates or client behavior. For example, as part of our asset/liability management strategy, management has the ability to increase asset duration and/or decrease liability duration in order to reduce asset sensitivity, or to decrease asset duration and/or increase liability duration in order to increase asset sensitivity.

The following table illustrates the results of our EAR analysis to determine the extent to which our net interest income over the next 12 months would change if prevailing interest rates increased or decreased by the specified amounts.

Net interest income change
Increase 200bp	8.4%
Increase 100bp	3.7
Decrease 100bp	(4.7)
Decrease 200bp	(6.1)

Provision for Loan and Lease Losses

Our policy is to maintain an allowance for loan and lease losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan and lease losses, which is a charge to earnings, is decreased by charge-offs and increased by loan recoveries. Our allowance for loan and lease losses as a percentage of total loans was 1.25% at September 30, 2016 and December 31, 2015.

Based upon our evaluation of the loan portfolio, we believe the allowance for loan and lease losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at September 30, 2016. While our policies and procedures used to estimate the allowance for loan and lease losses, as well as the resultant provision for loan and lease losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate markets, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan and lease losses and, thus, the resulting provision for loan and lease losses.

The provision for loan and lease losses amounted to $1.6 million and $2.8 million, respectively, for the three and nine months ended September 30, 2016 compared to $0.6 million and $1.3 million, respectively, for the three and nine months ended September 30, 2015. Provision expense is impacted by the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs. Provision expense increased in the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015 due primarily to increased loan growth.  Our average loan growth for the three and nine months ended September 30, 2016 was 23.9% and 19.7%, respectively, compared to 6.4% and 8.1%, respectively, for the same periods in 2015.

Noninterest Income

In addition to net interest margin, we generate other types of recurring noninterest income from our lines of business. Our banking operations generate revenue from service charges and fees on deposit accounts. We have a mortgage banking line of business that generates revenue from originating and selling mortgages, and we have a revenue-sharing relationship with a registered broker-dealer, which generates wealth management fees. In addition to these types of recurring noninterest income, we own insurance on several key employees and record income on the increase in the cash surrender value of these policies.

The following table sets forth the principal components of noninterest income for the periods indicated.

			2016-2015			2016-2015
	Three months ended		Percent	Nine Months Ended		Percent
	September 30,		Increase	September 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
Noninterest income:
Service charges on deposit accounts	$277	$235	17.7%	$805	$667	20.7%
Loan commitment fees	329	306	7.4%	902	631	42.8%
Net gain (loss) on sale of securities	(4)	39	(110.3)%	121	96	26.5%
Mortgage banking income	2,339	1,749	33.8%	5,342	4,699	13.7%
Other noninterest income	251	306	(18.1)%	961	872	10.2%
Total noninterest income	$3,192	$2,635	21.1%	$8,131	$6,965	16.7%

The increase in service charges on deposit accounts for the three and nine months ended September 30, 2016 compared to the same period in 2015 is primarily related to increased analysis fees due to an increase in the volume of commercial accounts.

Similarly, loan commitment fees increased 7.4% and 42.8%, respectively, for the three and nine months ended September 30, 2016 compared to similar periods in 2015 due to an increase in the volume and number of loans.

Mortgage banking income consists of mortgage fee income from the origination and sale of mortgage loans.  These mortgage fees are for loans originated in our markets that are subsequently sold to third-party investors.  All of these loan sales transfer servicing rights to the buyer.  Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes.  Mortgage banking income increased for the three and nine months ended September 30, 2016, 33.8% and 13.7%, respectively over similar periods in 2015 due to the continued benefit from purchase activity related to low mortgage rates and a vibrant residential real estate market in the Nashville MSA.

Noninterest Expense

Our total noninterest expense increase reflects expenses that we have incurred as we build the foundation to support our recent growth and enable us to execute our growth strategy. The following table presents the primary components of noninterest expense for the periods indicated.

			2016-2015			2016-2015
	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Increase	September 30,		Increase
	2016	2015	(Decrease)	2016	2015	(Decrease)
Noninterest expense:
Salaries and employee benefits	$5,119	$5,206	(1.7)%	$15,275	$14,628	4.4%
Data processing and software	627	563	11.5%	1,831	1,777	3.0%
Occupancy	391	374	4.4%	1,148	1,114	3.0%
Equipment	352	382	(7.8)%	1,133	1,172	(3.4)%
Professional fees	458	443	3.4%	1,301	1,201	8.3%
Regulatory fees	250	227	10.3%	742	689	7.7%
Other noninterest expense	1,329	1,409	(5.7)%	3,058	3,073	(0.5)%
Total noninterest expense	$8,526	$8,604	(0.9)%	$24,488	$23,654	3.5%

Noninterest expense for the nine months ended September 30, 2016 and 2015 was $24.5 million and $23.7 million, respectively. The largest increase between periods within noninterest expense was related to employee costs as salaries and employee benefits increased due to our expanded presence in the Nashville MSA. The number of full-time employees increased from 159 at September 30, 2015 to 168 at September 30, 2016.

Salaries and employee benefits decreased $87 thousand, or 1.7%, for the third quarter of 2016, and increased $647 thousand, or 4.4%, for the first nine months of 2016, as compared with the same periods of 2015. For the first nine months, the increase is largely due to the addition of personnel associated with continued expansion in the Nashville MSA.

Professional fees expense increased $15 thousand, or 3.4%, in the third quarter of 2016, and $100 thousand, or 8.3%, for the first nine months of 2016, as compared with the same periods of 2015. The increase was largely due to additional expenses related to our initial public offering.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 64.0% and 67.2%, respectively, for the three and nine months ended September 30, 2016 compared to 71.4% and 71.9%, respectively, for the three and nine months ended September 30, 2015. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio for the quarter and year-to-date periods ended September 30, 2016 was positively impacted by growth in our net interest income and noninterest income that outpaced our increases in expenses.  For the nine months ended September 30, 2016 our revenue base (net interest income plus noninterest income) grew at rate of approximately three times our noninterest expense.

Income Tax Provision

During the three and nine months ended September 30, 2016, we recorded income tax expense of $1.0 million and $3.0 million, respectively, compared to $0.8 million and $2.5 million, respectively, for the three and nine months ended September 30, 2015. Our income tax expense for the year-to-date period ended September 30, 2016 reflects an effective income tax rate of 32.7% compared to 31.2% for the year-to-date period ended September 30, 2015.  Our effective tax rate differs from the statutory tax rate by our investments in municipal securities, company owned life insurance, state tax credits and net of the effect of certain non-deductible expenses.

(b)	Financial Condition

Balance Sheet

Total assets increased $111.3 million, or 9.2%, from $1.21 billion on December 31, 2015 to $1.32 billion on September 30, 2016. Loans and leases grew $115.6 million, or 14.3%, in the first nine months of 2016. Loans held for sale grew $25.6 million, or 71.4%, in the first nine months of 2016.  All of this growth has been organic.

Total liabilities increased $81.4 million, or 7.4%, from $1.10 billion on December 31, 2015 to $1.18 billion on September 30, 2016. Deposits increased $97.6 million, or 9.4%, due primarily to growth in our correspondent banking deposits.  We increased our Federal Home Loan Bank advances $15.0 million during the first nine months of 2016 to help fund our loan growth. Other liabilities increased $2.5 million, or 23.5%, largely due to an increase in the unrealized loss of our interest rate swap, cash flow hedges.

Loans and Leases

The composition of loans and leases at September 30, 2016 and at December 31, 2015 and the percentage of each classification to total loans are summarized as follows (dollars in thousands):

	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
Commercial real estate	$272,546	29.5%	$251,197	31.0%
Consumer real estate	96,919	10.5%	93,785	11.6%
Construction and land development	91,366	9.9%	52,522	6.5%
Commercial and industrial	389,718	42.1%	353,442	43.6%
Consumer	7,046	0.8%	8,668	1.1%
Other	67,806	7.3%	50,197	6.2%
Total loans	$925,401	100.0%	$809,811	100.0%

At September 30, 2016, our loan portfolio composition remained relatively consistent with the composition at December 31, 2015. The commercial real estate category includes owner-occupied commercial real estate loans which is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. At September 30, 2016, approximately 40.0% of the outstanding principal balance of our commercial real estate loans was secured by owner-occupied properties. Growth in the construction and development loan segment reflects the development of the Nashville MSA in which we participate.

Non-Performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

(Dollars in thousands)	September 30, 2016	December 31, 2015
Non-accrual loans	$4,123	$2,689
Troubled debt restructurings	1,288	125
Loans past due 90 days or more and still accruing	—	—
Non-performing loans	4,123	2,689
Foreclosed real estate	—	216
Non-performing assets	$4,123	$2,905
Non-performing loans as a percentage of total loans	0.45%	0.33%
Non-performing assets as a percentage of total assets	0.31%	0.24%

The following table sets forth the major classifications of non-accrual loans:

	September 30, 2016	December 31, 2015
Commercial real estate	$1,327	$1,948
Consumer real estate	—	616
Construction and land development	—	—
Commercial and industrial	2,796	—
Consumer	—	125
Other	—	—
Total loans	$4,123	$2,689

(c)	Liquidity

Liquidity risk is the risk that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding.  To manage liquidity risk, management has established a comprehensive management process for identifying, measuring, monitoring and controlling liquidity risk.  Because of its critical importance to the viability of the Bank, liquidity risk management is fully integrated into our risk management processes. Critical elements of our liquidity risk management include: effective corporate governance consisting of oversight by the board of directors and active involvement by management; appropriate strategies, policies, procedures, and limits used to manage and mitigate liquidity risk; comprehensive liquidity risk measurement and monitoring systems (including assessments of the current and prospective cash flows or sources and uses of funds) that are commensurate with the complexity and business activities of the bank; active management of intraday liquidity and collateral; an appropriately diverse mix of existing and potential future funding sources; adequate levels of highly liquid marketable securities free of legal, regulatory, or operational impediments, that can be used to meet liquidity needs in stressful situations; comprehensive contingency funding plans that sufficiently address potential adverse liquidity events and emergency cash flow requirements; and internal controls and internal audit processes sufficient to determine the adequacy of the institution’s liquidity risk management process.

The role of liquidity management is to ensure funds are available to meet depositors’ withdrawal and borrowers’ credit demands while at the same time maximizing profitability. This is accomplished by balancing changes in demand for funds with changes in the supply of those funds. Liquidity is provided by short-term liquid assets that can be converted to cash, investment securities available-for-sale, various lines of credit available to us, and the ability to attract funds from external sources, principally deposits.

Our most liquid assets are comprised of cash and due from banks, available-for-sale marketable investment securities and federal funds sold. The fair value of the available-for-sale investment portfolio was $167.2 million at September 30, 2016. We pledge portions of our investment securities portfolio to secure public fund deposits, derivative positions and Federal Home Loan Bank advances, and securities sold under agreements to repurchase. At September 30, 2016, total investment securities pledged for these purposes comprised 63% of the estimated fair value of the entire investment portfolio, leaving $81.5 million of unpledged securities.

We have a large base of non-maturity customer deposits, defined as demand, savings, and money market deposit accounts. At September 30, 2016, such deposits totaled $927.4 million and represented 82% of our total deposits. Because these deposits are less volatile and are often tied to other products through long lasting relationships they do not put heavy pressure on liquidity. However, when market conditions improve, these balances will likely decrease, putting some strain on our liquidity position. As a counter measure, management believes it has the ability to increase deposits by offering rates slightly higher than market rates.

Other sources of funds available to meet daily needs include FHLB advances. As a member of the FHLB of Cincinnati, the Company has access to credit products offered by the FHLB. The Company views these borrowings as a low cost alternative to other time deposits. At September 30, 2016, available credit from the FHLB totaled $11.0 million. Additionally, the Company had available federal funds purchased lines with correspondent banks totaling $110.0 million at September 30, 2016.

The Company’s principal source of cash revenues is dividends paid to it as sole shareholder of the Bank. At September 30, 2016, the Bank may pay up to $19.6 million in dividends to the Company without regulatory approval subject to the ongoing capital requirements of the Bank.

Accordingly, management believes that our funding sources were at sufficient levels to satisfy our short-term and long-term liquidity needs.

(d)	Capital Resources

At September 30, 2016, stockholders’ equity totaled $138.4 million, an increase of $29.8 million since December 31, 2015. Accordingly, as of September 30, 2016, the Company and the Bank were well-capitalized under the regulatory framework for prompt corrective action.  See the Consolidated Statement of Changes in Stockholders’ Equity and Note 10 of the financial statements for further detail of the changes in equity since the end of 2015.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions that, in accordance with GAAP, are not included in our consolidated balance sheet.  We enter into these transactions to meet the financing needs of our clients. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in our consolidated balance sheets. Most of these commitments mature within two years and are expected to expire without being drawn upon.  Standby letters of credit are included in the determination of the amount of risk-based capital that the Company and the Bank are required to hold.

We enter into contractual loan commitments to extend credit, normally with fixed expiration dates or termination clauses, at specified rates and for specific purposes. Substantially all of our commitments to extend credit are contingent upon clients maintaining specific credit standards until the time of loan funding.

Standby letters of credit are written conditional commitments issued by us to guarantee the performance of a client to a third party. In the event that the client does not perform in accordance with the terms of the agreement with the third party, we would be required to fund the commitment.  The maximum potential amount of future payments we could be required to make is represented by the contractual amount of the commitment. If the commitment is funded, we would be entitled to seek recovery from the client.  Our policies generally require that standby letter of credit arrangements contain security and debt covenants similar to those contained in loan agreements.

We minimize our exposure to loss under loan commitments and standby letters of credit by subjecting them to the same credit approval and monitoring procedures as we do for on-balance sheet instruments.  We assess the credit risk associated with certain commitments to extend credit and establish a liability for probable credit losses.  The effect on our revenue, expenses, cash flows and liquidity of the unused portions of these commitments cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

Our off-balance sheet arrangements are summarized in Note 7 of the financial statements.

(e)	Non-GAAP Financial Measures

This Report includes the following financial measures that have been prepared other than in accordance with generally accepted accounting principles in the United States (“non-GAAP financial measures”): tangible common equity, tangible common equity to total tangible assets and tangible common equity per share. The Company believes that these non-GAAP financial measures (i) provide useful information to management and investors that is supplementary to its financial condition, results of operations and cash flows computed in accordance with GAAP, (ii) enable a more complete understanding of factors and trends affecting the Company’s business, and (iii) allow investors to evaluate the Company’s performance in a manner similar to management, the financial services industry, bank stock analysts and bank regulators; however, the Company acknowledges that its non-GAAP financial measures have a number of limitations.  As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other companies use.

The following table presents a reconciliation of tangible common equity, tangible common equity to total tangible assets and tangible common equity per share to the most directly comparable GAAP financial measures.

(in thousands, except per share data)	September 30, 2016	December 31, 2015
Total equity	$138,427	$108,586
Less core deposit intangible	(84)	(125)
Less goodwill	(6,219)	(6,219)
Less preferred equity	(9,000)	(16,500)
Tangible common equity	$123,124	$85,742
Total assets	$1,318,057	$1,206,800
Less core deposit intangible	(84)	(125)
Less goodwill	(6,219)	(6,219)
Total tangible assets	$1,311,754	$1,200,456
Total shareholders' equity to total assets	10.50%	9.00%
Tangible common equity ratio	9.39%	7.14%
Number of outstanding shares	11,191,021	8,577,051
Book value per share	$12.37	$12.66
Tangible common equity per share	11.00	10.00

(f)	Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for use in accounting for revenue arising from contracts with customers, and supersedes most current revenue recognition guidance. The ASU was originally effective for fiscal years and interim periods beginning after December 15, 2016. In August 2015, FASB issued ASU 2015-14 which delays the effective date. The effective date will be annual reporting periods beginning after December 15, 2017, and the interim periods within that year. The Company is evaluating the potential impact of adoption of ASU 2014-09.

In February 2016, FASB issued ASU No. 2016-02, Leases, which requires lessees to recognize the assets and liabilities that arise from leases on the balance sheet. A lessee should recognize on the balance sheet a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2018. The amendment should be applied at the beginning of the earliest period presented using a modified retrospective approach with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the potential impact of adoption of ASU 2016-02.

In March 2016, FASB issued ASU No. 2016-09, Compensation – Stock Compensation. The new guidance simplifies certain aspects related to income taxes, statement of cash flows, and forfeitures when accounting for share-based payment transactions. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2016. Certain of the amendments related to timing of the recognition of tax benefits and tax withholding requirements should be applied using a modified retrospective transition method. Amendments related to the presentation of the statement of cash flows should be applied retrospectively. All other provisions may be applied on a prospective or modified retrospective basis. After adoption of the ASU, the Company would record the excess tax benefits related to stock compensation as a component of income tax expense rather than additional paid-in capital. For the year ended December 31, 2015, the excess tax benefit recorded to additional paid-in capital was $29 thousand. The Company is considering the potential impact of early adoption of ASU 2016-09.

In June 2016, FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments, which significantly changes the way entities recognize impairment of many financial assets by requiring immediate recognition of estimated credit losses expected to occur over their remaining life. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2019. The Company is evaluating the potential impact of adoption of ASU 2016-13.

(g)	Impact of Inflation

The consolidated financial statements and related consolidated financial data presented herein have been prepared in accordance with U.S. GAAP and practices within the banking industry which require the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates have a more significant impact on a financial institution's performance than the effects of general levels of inflation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Information required by this item is included in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Simulation Sensitivity Analysis.”

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report.  Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed in the Company’s filings under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, the Company is party to legal actions that are routine and incidental to its business.  Given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to the Company’s business, including laws and regulations governing consumer protection, fair lending, fair labor, privacy, information security and anti-money laundering and anti-terrorism laws, the Company, like all banking organizations, is subject to heightened legal and regulatory compliance and litigation risk.  However, based upon available information and in consultation with legal counsel, management does not expect the ultimate disposition of any or a combination of these actions to have a material adverse effect on the Company’s assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and\or results of operations.

Item 1A.	Risk Factors

In evaluating an investment in the Company’s securities, investors should consider carefully, among other things, information under the heading “Cautionary Note Regarding Forward-Looking Statements” in this Report, the risk factors previously disclosed in the section captioned “Risk Factors” included in the Prospectus, and such other risk factors as the Company may disclose or has disclosed in other reports and statements filed with the SEC.

There have been no material changes from the risk factors previously disclosed in the Prospectus.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The following table shows information relating to the repurchase of shares of common stock by the Company during the three months ended September 30, 2016.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
July 1 - July 31	1,236	$13.22	—	—
August 1 - August 31	—	—	—	—
September 1 - September 30	—	—	—	—
Total	1,236	$13.22	—	—
(1)	Activity represents shares of stock withheld to pay taxes due upon vesting of restricted shares. This activity has no impact on the number of shares that may be purchased under a Board-approved plan.

Use of Proceeds

On September 27, 2016, the Company sold 1,688,049 shares of its common stock, including 387,750 shares purchased by the underwriters pursuant to the full exercise of their purchase option, in its initial public offering (“IPO”).  In addition, certain selling shareholders participated in the IPO and sold an aggregate of 1,284,701 shares of the Company’s common stock.

The shares were sold at a public offering price of $15.00 per share, resulting in aggregate gross proceeds of approximately $44.6 million. The aggregate offering price for the shares sold by the Company was approximately $25.3 million, and after deducting approximately $1.6 million for the underwriting discount and approximately $1.7 million of offering expenses paid to third parties, the Company received net proceeds of approximately $21.9 million.  The aggregate offering price for the shares sold by the selling shareholders was approximately $19.3 million.

All of the shares were sold pursuant to our Registration Statement on Form S-1, as amended (File No. 333-213367), which was declared effective by the SEC on September 21, 2016. The offering did not terminate until all of the shares offered were sold.  The Company made no payments to its directors, officers or persons owning ten percent or more of its common stock or to their associates, or to its affiliates in connection with the issuance and sale of the common stock.  Keefe, Bruyette & Woods, Inc. and Sandler O’Neill & Partners, L.P. acted as lead book-running managers for the initial public offering. Our common stock is currently trading on the NASDAQ Global Select Market under the symbol “CSTR.”

There has been no material change in the planned use of proceeds from our IPO as described in our prospectus filed with the SEC on September 23, 2016 pursuant to Rule 424(b)(4) under the Securities Act.   Pending application of the IPO proceeds, we have invested the net proceeds in short-term investments.

Item 6.	Exhibits

Exhibit Number	Description

31.1

Certification of Chief Executive Officer of CapStar Financial Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2

Certification of Chief Financial Officer of CapStar Financial Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of Chief Executive Officer of CapStar Financial Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

32.2	Certification of Chief Financial Officer of CapStar Financial Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Document.*

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTAR FINANCIAL HOLDINGS, INC.

By:	/s/ Robert B. Anderson
Robert B. Anderson
Chief Financial Officer and Chief Administrative Officer

Date:	November 8, 2016