Form 10-K
period 2016-12-31
CapStar Financial Holdings, Inc.
filed 2017-03-13
CIK 1676479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

Commission File Number 001-37886

CAPSTAR FINANCIAL HOLDINGS, INC.

(Exact name of Registrant as specified in its Charter)

Tennessee	81-1527911
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1201 Demonbreun Street, Suite 700 Nashville, Tennessee	37203
(Address of principal executive office)	(zip code)

(615) 732-6400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name on Exchange on which Registered:
Common Stock, par value $1.00	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒(Do not check if a small reporting company)	Small reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2016, the last business day of the Registrant’s most recently completed second fiscal quarter, there was no established public trading market for either the Registrant’s common stock or non-voting common stock and, therefore, the registrant cannot calculate the aggregate market value of its voting and non-voting common stock held by non-affiliates as of such date.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of March 10, 2017

Common Stock, par value $1.00 per share11,210,954

Non-voting Common Stock, par value $1.00 per share          -

Portions of the Registrant’s Definitive Proxy Statement relating to the 2017 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “projection,” “forecast,” “goal,” “target,” “would,” and “outlook,” or the negative version of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based upon current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that such expectations, estimates and projections will be achieved. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but are not limited to, the following:

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

ii

The foregoing factors should not be construed as exhaustive and should be read in conjunction with the section entitled “Risk Factors” included in this Report.  If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this Report, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.  New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us.

Market data used in this Report has been obtained from government and independent industry sources and publications available to the public, sometimes with a subscription fee, as well as from research reports prepared for other purposes. Industry publications and surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. The Company did not commission the preparation of any of the sources or publications referred to in this presentation. The Company has not independently verified the data obtained from these sources, and, although the Company believes such data to be reliable as of the dates presented, it could prove to be inaccurate. Forward-looking information obtained from these sources is subject to the same qualifications and the additional uncertainties regarding the other forward-looking statements in this presentation.

iii

PART I

Unless this Report indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” ”Company,” ”CapStar,” “CapStar Financial,” as used herein refer to CapStar Financial Holdings, Inc., and its subsidiary, CapStar Bank, which we sometimes refer to as “our bank subsidiary,” “the bank” or “our bank”.  References herein to the fiscal years 2012, 2013, 2014, 2015 and 2016 mean our fiscal years ended December 31, 2012, 2013, 2014, 2015, and 2016, respectively.

ITEM 1.  BUSINESS

OVERVIEW

CapStar Financial Holdings, Inc. is a bank holding company that is headquartered in Nashville, Tennessee and that operates primarily through its wholly owned subsidiary, CapStar Bank, a Tennessee-chartered state bank.  CapStar Bank was incorporated in the State of Tennessee in 2007 and acquired a state charter in 2008 which was accomplished through a de novo application with the Tennessee Department of Financial Institutions (“TDFI”), and the Federal Reserve Bank of Atlanta. Upon approval of its charter, CapStar Bank opened for business to the public on July 14, 2008. CapStar Financial Holdings, Inc. was incorporated in 2015 and, on February 5, 2016, completed a share exchange with CapStar Bank’s shareholders that resulted in CapStar Bank becoming a wholly owned subsidiary of the Company.

We are a commercial bank that seeks to establish and maintain comprehensive relationships with our clients by delivering customized and creative banking solutions and superior client service. Our products and services include (i) commercial and industrial loans to small and medium sized businesses, with a particular focus on businesses operating in the healthcare industry, (ii) commercial real estate loans, (iii) private banking and wealth management services for the owners and operators of our business clients and other high net worth individuals and (iv) correspondent banking services to meet the needs of Tennessee’s smaller community banks. Our operations are presently concentrated in the Nashville Metropolitan Statistical Area (“MSA”).

As of December 31, 2016, on a consolidated basis, we had total assets of $1.3 billion, total deposits of $1.1 billion, total net loans of $924 million, and shareholders’ equity of $139 million.

Core Operating Principles

We operate our business in conformity with our core principles which are, in order of priority:

•	Soundness - We strive to engage in safe and sound banking practices that preserve the asset quality of our balance sheet and protect our deposit base.
•	Profitability - We continuously seek to improve our core profitability by growing our revenue faster than our expenses in order to increase net income.
•	Strategic Growth - We seek to grow our total loans and deposits by leveraging our operating platform to facilitate organic and acquisitive growth.

We have historically adhered to these core operating principles, and we intend to continue to emphasize the importance of these principles to the conduct of our business.

Acquisitions

On July 31, 2012, our bank completed its acquisition of American Security, a Tennessee banking corporation headquartered in Hendersonville, Tennessee. Our bank acquired all outstanding shares of common stock of American Security for approximately $15.2 million in total consideration which was comprised of the issuance of approximately 1.5 million shares of common stock of our bank. At the time of the acquisition, American Security had two banking locations located in Sumner County, Tennessee. The operations of American Security are included in CapStar Bank’s financial statements beginning on July 31, 2012.

On February 3, 2014, CapStar Bank completed its acquisition of Farmington Financial Group, LLC, a Tennessee limited liability company headquartered in Nashville, Tennessee. Farmington primarily originates residential real estate loans that are sold in the secondary market. The bank acquired all the assets and liabilities of Farmington for approximately $6.4 million in total consideration which was comprised of $3.0 million in cash, 100,000 shares of common stock of our bank and a five year earn-out based on pre-tax income. The operations of Farmington are included in CapStar Bank’s financial statements beginning on February 3, 2014.

Our Products and Services

Loans

Through our bank, we offer a broad range of commercial lending products to small and medium sized businesses, the owners and operators of our business clients and other high net worth individuals. Our strategy is to maintain a broadly diversified loan portfolio in terms of type of loan product and type of client and industries in which our business clients are engaged.

Our commercial and industrial lending products include commercial loans, business term loans, equipment financing and lines of credit to a diversified mix of small and medium sized businesses. We offer commercial real estate loans that are collateralized by both owner-occupied and non-owner occupied properties, as well as interim construction loans. As a general practice, we originate substantially all of our loans, and we limit the amount of participations we purchase to loans originated by lead banks with which we have a close relationship and which share our credit philosophies.

Consumer lending products include residential first mortgage loans which are typically thereafter sold on the secondary market. We offer second mortgage home equity mortgage loans and other consumer related loans such as loans for automobile or other recreational vehicles, which we maintain on the Bank’s balance sheet. Additionally, we offer lines of credit to facilitate investment opportunities for consumer clients whose financial characteristics support the request.

We market our lending products and services to existing clients through our client service. We seek to attract new lending clients through customized and creative lending solutions and competitive pricing. We have banking teams that are specifically dedicated to our lines of business, including a team that is dedicated to the healthcare sector. We believe our industry-specific knowledge, product and local market expertise and engagement increase our profile within these lending verticals, enable us to identify, select and compete for qualified borrowers and attractive financing projects and manage more effectively the potential risks of our loan portfolio.

Disciplined underwriting is the foundation of our credit culture and our strong asset quality. We strive to adhere to thorough underwriting standards and deliver customized and creative loan solutions in a responsive and timely manner.

Philosophically, we seek loans that are prudent and desirable, not just “doable.” In considering a loan, we follow the underwriting principles in our loan and credit administration policies which include the following requirements:

•

receipt of certain financial information, such as financial statements, tax returns and credit reports, to ensure that the potential borrower has sufficient recurring cash flow and liquidity to repay the loan;

•	determination that the structure of the loan matches the underlying purpose of and repayment source for the loan, the potential borrower’s creditworthiness and the depreciable life of any collateral;
•	verification that the potential borrower has an adequate credit score;
•	consideration of the value, liquidity and marketability of the potential borrower’s assets and identifying and evaluating all significant direct and contingent liabilities; and
•	determination and approval by the bank’s Asset Liability Management Committee (“ALCO”) of the rates and fees associated with the potential loan.

Except in very limited circumstances in which substantial equity is present, our commercial and industrial and owner-occupied commercial real estate loans are supported by personal guaranties from the principals of the borrower. In addition, we require our non-owner occupied commercial real estate loans to be secured by well- managed income producing property with adequate margins, supported by a history of profitable operations and cash flows, and proven operating stability.

Our underwriting processes collaboratively engage our bankers, credit underwriters and portfolio managers in the analysis of each loan request. We manage our credit risks by analyzing metrics related to our lines of business in order to maintain a conservative and well-diversified loan portfolio reflective of our assessment of various subsets within these lines of business. Based upon our aggregate exposure to any given borrower relationship, we employ tiered review of loan originations that may involve senior credit officers, our Chief Credit Officer, our bank’s Credit Committee or, ultimately, our full board of directors.

We are a relationship-oriented, rather than a transaction-based, lender.  Accordingly, substantially all of our loans have been made to borrowers located or operating in the Nashville MSA. As of December 31, 2016, approximately 85% of the loans in our loan portfolio (measured by dollar amount) were made to borrowers who live or conduct business in the Nashville MSA, and a substantial portion of those loans are considered commercial and industrial loans (including loans to businesses operating in the healthcare industry), commercial real estate loans (including owner-occupied and non-owner occupied real estate), mortgage loans and construction loans. As such, a substantial majority of our loan portfolio is dependent upon the economic environment of the Nashville MSA. We do have a limited number of loans secured by properties located outside of the Nashville MSA, most of which are made to borrowers who are well-known to us because they are headquartered or reside within the Nashville MSA.

In addition, we employ appropriate limits on our overall loan portfolio and requirements with respect to certain types of lending. As a general practice, we operate with an internal guideline limiting loans to any single borrowing relationship to a tiered amount based upon our internal risk rating. Many of our loans have been made to a small number of borrowers, resulting in a concentration of large loans to certain borrowers. As of December 31, 2016, our 10 largest borrowing relationships accounted for approximately 12% of our total loan portfolio.

Managing credit risk is a process that involves the entire Company. Our strategy for credit risk management includes the disciplined underwriting process described above, adherence to prudent standards, and ongoing risk monitoring and review processes for all loan exposures. Our Chief Credit Officer provides bank-wide credit oversight and periodically reviews the loan portfolio to ensure that the risk identification processes are functioning properly and that our credit standards are followed. We periodically submit ourselves to review by independent third parties to validate our internal oversight. We strive to identify potential problem loans early in an effort to aggressively seek resolution of these situations before the loans become a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for probable loan losses inherent in the loan portfolio.

Credit risk management involves a partnership between our lenders and our credit administration group with credit approval processes requiring concurrence of the two. The members of our credit administration group primarily focus their efforts on credit analysis, underwriting and monitoring new credits and providing management reporting to executive management and our board of directors. Based upon size, emerging problem loans are assigned to our Special Assets Group to mitigate the risk of loss. Executive management regularly reviews the status of the watch list and classified assets portfolio as well as the larger credits in the portfolio. Our Special Assets Group is also responsible for managing the collection and foreclosure process and the disposal of other real estate owned.

Deposits

Core deposits are our principal source of funds for use in lending and other general banking purposes. We solicit core deposits through our relationship-driven team of dedicated and accessible bankers and through relationship-focused marketing. We provide a full range of deposit products and services, including demand deposits, interest-bearing transaction accounts, money market accounts, time and savings deposits, certificates of deposit and CDARS® reciprocal products. Other than deposits obtained through the CDARS program, we do not rely on brokered deposits as a source of funding.

Our ability to gather deposits is an important aspect of our business franchise, and we believe this is a significant driver of our success. Our largest source of deposits is money market and savings accounts. Our transaction accounts include checking and NOW accounts, which provide us with a source of fee income, as well as a low-cost source of funds. Time accounts also provide us with a relatively stable and low-cost source of funding. Certificates of deposit in excess of $100,000 are held primarily by clients in the Nashville MSA.

Because of our relationship-driven approach to our clients, we believe our deposit base is less sensitive to our competitors’ interest rates. Nevertheless, deposit rates are reviewed regularly by senior management as we continuously seek to price our deposit products and services competitively to promote core deposit growth. Our management believes that the rates that we offer are competitive with those offered by other institutions in the Nashville MSA.

Other Services

Given client demand for increased convenience and account access, we offer a range of products and services, including 24-hour telephone and online banking, direct deposit, mobile banking, safe deposit boxes, remote deposit and cash management services for small and medium sized business. We also participate in a shared network of automated teller machines and a debit card system that our customers are able to use throughout Tennessee and other regions. In many cases, we reimburse our customer for any ATM fees that may be charged to the customer.

Competition

The financial services industry is highly competitive. The Nashville MSA banking market consists of 61 financial institutions with over $52 billion in deposits as of June 30, 2016.  We hold the No. 11 deposit market share position at June 30, 2016 with 2.2% of the deposit market share.  We compete for loans, deposits, and financial services in the Nashville MSA. We compete directly with other bank and nonbank institutions located within our market area, Internet-based banks, out-of-market banks, and bank holding companies that advertise in or otherwise serve our market area, along with money market and mutual funds, brokerage houses, mortgage companies, and insurance companies or other commercial entities that offer financial services products. Competition involves efforts to retain current clients, obtain new loans and deposits, increase the scope and type of services offered, and offer competitive interest rates paid on deposits and charged on loans. Many of our competitors enjoy competitive advantages, including greater financial resources, a wider geographic presence, more accessible branch office locations, the ability to offer additional services, more favorable pricing alternatives, and lower origination and operating costs. Some of our competitors have been in business for a long time and have an established client base and name recognition. We believe that our experienced leadership, efficient and scalable operating model, personalized service and emphasis on attracting core deposits from our other product offerings enable us to effectively compete in the communities in which we operate.

Employees

As of December 31, 2016, we had 170 total employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

SUPERVISION AND REGULATION

General

Insured banks, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance and that of our subsidiaries may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the TDFI, the Board of Governors of the Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”) and the Consumer Financial Protection Bureau (“CFPB”). Furthermore, tax laws administered by the Internal Revenue Service and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board, securities laws administered by the Securities and Exchange Commission (“SEC”) and state securities authorities, anti-money laundering laws enforced by the U.S. Department of the Treasury and mortgage related rules, including with respect to loan securitization and servicing by the U.S. Department of Housing and Urban Development and agencies such as Ginnie Mae and Freddie Mac, have an impact on our business. The effect of these statutes, regulations, regulatory policies and rules are significant to our operations and results and those of our bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of insured banks, their holding companies and affiliates that is intended primarily for the protection of the FDIC-insured deposits and depositors of banks, rather than their shareholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and acquire, dealings with insiders and affiliates and the payment of dividends.

This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective regulatory agencies, which results in examination reports and ratings that, while not publicly available, can impact the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

The following is a summary of the material elements of the supervisory and regulatory framework applicable to us and our bank. It does not describe all of the statutes, regulations and regulatory policies that apply, nor does it restate all of the requirements of those that are described. The descriptions are qualified in their entirety by reference to the particular statutory and regulatory provision.

Bank Holding Company Regulation

Since we own all of the capital stock of our bank, we are a bank holding company under the Bank Holding Company Act of 1956, as amended (“BHC Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

Acquisition of Banks

The BHC Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:

•

acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will, directly or indirectly, own or control 5% or more of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or
•	merging or consolidating with any other bank holding company.

Additionally, the BHC Act provides that the Federal Reserve may not approve any of the above transactions if such transaction would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources includes a focus on capital adequacy, which is discussed in the section titled “—Bank Regulation and Supervision—Capital Adequacy.” The Federal Reserve also considers the effectiveness of the institutions in combating money laundering, including a review of the anti-money laundering program of the acquiring bank holding company and the anti-money laundering compliance records of a bank to be acquired as part of the transaction. Finally, the Federal Reserve takes into consideration the extent to which the proposed transaction would result in greater or more concentrated risks to the stability of the U.S. banking or financial system.

Under the BHC Act, if well-capitalized and well-managed, we or any other bank holding company located in Tennessee may purchase a bank located outside of Tennessee without regard to whether such transaction is prohibited under state law. Conversely, a well-capitalized and well-managed bank holding company located outside of Tennessee may purchase a bank located inside Tennessee without regard to whether such transaction is prohibited under state law. In each case, however, restrictions may be placed under state law on the acquisition of a bank that has only been in existence for a limited amount of time or will result in concentrations of deposits exceeding limits specified by statute. For example, Tennessee law currently prohibits a bank holding company from acquiring control of a Tennessee-based financial institution until the target financial institution has been in operation for at least three years.

Change in Bank Control

Subject to various exceptions, the BHC Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person’s or company’s acquiring “control” of a bank holding company. Under a rebuttable presumption established by the Federal Reserve pursuant to the Change in Bank Control Act, the acquisition of 10% or more of a class of voting stock of a bank holding company would constitute acquisition of control of the bank holding company if no other person will own, control, or hold the power to vote a greater percentage of that class of voting stock immediately after the transaction or the bank holding company has registered securities under the Exchange Act. In addition, any person or group of persons acting in concert must obtain the approval of the Federal Reserve under the BHC Act before acquiring 25% (5% in the case of an acquirer that is already a bank holding company) or more of the outstanding voting stock of a bank holding company, the right to control in any manner the election of a majority of the company’s directors, or otherwise obtaining control or a “controlling influence” over the bank holding company.

Permitted Activities

Under the BHC Act, a bank holding company is generally permitted to engage in or acquire direct or indirect control of the voting shares of any company engaged in the following activities:

•	banking or managing or controlling banks; and
•	any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;
•	making, acquiring, brokering or servicing loans and usual related activities in connection with the foregoing;
•	leasing personal or real property under certain conditions;
•	operating a non-bank depository institution, such as a savings association;
•	engaging in trust company functions in a manner authorized by state law;
•	financial and investment advisory activities;
•	discount securities brokerage activities;
•	underwriting and dealing in government obligations and money market instruments;
•	providing specified management consulting and counseling activities;
•	performing selected data processing services and support services;
•	acting as an agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and
•	performing selected insurance underwriting activities.

The Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, thereby permitting the bank holding company to engage in activities that are financial in nature or incidental or complementary to financial activity. The BHC Act expressly lists the following activities as financial in nature:

•	lending, exchanging, transferring, investing for others, or safeguarding money or securities;
•	insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;
•	providing financial, investment, or economic advisory services;
•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;
•	underwriting, dealing in or making a market in securities;
•	engaging in other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;
•

engaging in the United States in activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking or other financial operations abroad;

•	merchant banking through securities or insurance affiliates; and
•	insurance company portfolio investments.

For us to qualify to become a financial holding company, we must be well-capitalized and well-managed. In addition, our bank and any other depository institution subsidiary we control must be well-capitalized and well-managed and must have a CRA rating of at least “satisfactory.” Additionally, we must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. We have not elected to become a financial holding company at this time.

Support of Subsidiary Institutions

The Federal Deposit Insurance Act and Federal Reserve policy require a bank holding company to serve as a source of financial and managerial strength to its bank subsidiaries. In addition, where a bank holding company has more than one FDIC-insured bank or thrift subsidiary, each of the bank holding company’s subsidiary FDIC-insured depository institutions is responsible for any losses to the FDIC as a result of an affiliated depository institution’s failure. As a result of a bank holding company’s source of strength obligation, a bank holding company may be required to provide funds to a bank subsidiary in the form of subordinate capital or other instruments which qualify as capital under bank regulatory rules. Any loans from the holding company to such subsidiary banks likely would be unsecured and subordinated to such bank’s depositors and perhaps to other creditors of the bank.

Repurchase or Redemption of Securities

A bank holding company is generally required to give the Federal Reserve prior written notice of any purchase or redemption of its own then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve order or directive, or any condition imposed by, or written agreement with, the Federal Reserve. The Federal Reserve has adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain conditions.

Bank Regulation and Supervision

Our bank is subject to extensive federal and state banking laws and regulations that impose restrictions on and provide for general regulatory oversight of the operations of our bank. These laws and regulations are generally intended to protect the safety and soundness of our bank and our bank’s depositors, rather than our shareholders. The following discussion describes the material elements of the regulatory framework that applies to our bank.

Since our bank is a commercial bank chartered under the laws of the state of Tennessee and is a member of the Federal Reserve System, it is primarily subject to the supervision, examination and reporting requirements of the Federal Reserve and the TDFI. The Federal Reserve and the TDFI regularly examine our bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to take enforcement action to prevent the development or continuance of unsafe or unsound banking practices or other violations of law. Our bank’s deposits are insured by the FDIC to the maximum extent provided by law. Our bank is also subject to numerous federal and state statutes and regulations that affect its business, activities and operations.

Branching

Under current Tennessee law, our bank may open branch offices throughout Tennessee with the prior approval of, or prior notice to, the TDFI. In addition, with prior regulatory approval, our bank may acquire branches of existing banks located in Tennessee. Under federal law, our bank may establish branch offices with the prior approval of the Federal Reserve. While prior law imposed various limits on the ability of banks to establish new branches in states other than their home state, the Dodd-Frank Act allows a bank to branch into a new state by setting up a new branch if, under the laws of the state in which the branch is to be located, a state bank chartered by that state would be permitted to establish the branch. This makes it much simpler for banks to open de novo branches in other states.

FDIC Insurance and Other Assessments

Our bank’s deposits are insured by the FDIC to the full extent provided in the Federal Deposit Insurance Act (currently $250,000 per deposit account), and our bank pays assessments to the FDIC for that coverage. Under the FDIC’s risk-based deposit insurance assessment system, an insured institution’s deposit insurance premium is computed by multiplying the institution’s assessment base by the institution’s assessment rate.

•

Assessment Base. An institution’s assessment base equals the institution’s average consolidated total assets during a particular assessment period, minus the institution’s average tangible equity capital (that is, Tier 1 capital) during such period.

•

Assessment Rate. An institution’s assessment rate is assigned by the FDIC on a quarterly basis. To assign an assessment rate, the FDIC designates an institution as falling into one of four risk categories, or as being a large and highly complex financial institution. The FDIC determines an institution’s risk category based on the level of the institution’s capitalization and on supervisory evaluations provided to the FDIC by the institution’s primary federal regulator. For the fourth quarter of 2016, the bank’s assessment rate was set at 1.71%, or 6.83% annually, per $100 of assessment base.

In April 2016, the board of directors of the FDIC approved a final rule to amend the risk-based assessment methodology for banks with less than $10.0 billion in assets that have been FDIC-insured for at least five years, such as our bank. The final rule replaces the four risk categories for determining such a bank’s assessment rate with a financial ratios method based on a statistical model estimating the bank’s probability of failure over three years. The final rule also eliminates the brokered deposit downward adjustment factor for such banks’ assessment rates; lowers the range of assessment rates authorized to 0.015% per annum for an institution posing the least risk, to 0.40% per annum for an institution posing the most risk; and will further lower the range of assessment rates if the reserve ratio of the Deposit Insurance Fund increases to 2% or more. The final rule became effective beginning the third quarter of 2016, which is the first quarter after the reserve ratio reached 1.15%. The final rule increased the bank’s assessment rate approximately 1.11% annually, per $100 of assessment base.

In addition to its risk-based insurance assessments, the FDIC also imposes Fair Isaac Corporation (“FICO”) assessments to help pay the $780 million in annual interest payments on the approximately $8 billion of bonds issued in the late 1980s as part of the government rescue of the savings and loan industry. For the fourth quarter of 2016, the bank’s FICO assessment was equal to 0.14%, or 0.54% annually, per $100 of assessment base. FICO assessments will continue until all outstanding bonds mature in 2019.

The FDIC is responsible for maintaining the adequacy of the Deposit Insurance Fund, and the amount our bank pays for deposit insurance is affected not only by the risk our bank poses to the Deposit Insurance Fund, but also by the adequacy of the fund to cover the risk posed by all insured institutions. In recent years, systemic economic problems and changes in law have put pressure on the Deposit Insurance Fund. In this regard, from 2008 to 2013, the United States experienced an unusually high number of bank failures, resulting in significant losses to the Deposit Insurance Fund. Moreover, the Dodd-Frank Act permanently increased the standard maximum deposit insurance amount from $100,000 to $250,000, and raised the minimum required Deposit Insurance Fund reserve ratio (i.e., the ratio of the amount on reserve in the Deposit Insurance Fund to the total estimated insured deposits) from 1.15% to 1.35%. To support the Deposit Insurance Fund in light of these types of pressures, the FDIC took several actions in 2009 to supplement the revenue received from its annual deposit insurance premium assessments. Such actions included imposing a one-time special assessment on insured institutions and requiring that insured institutions prepay their regular quarterly assessments for the fourth quarter of 2009 through 2012. The FDIC’s possible need to increase assessment rates, charge additional one-time assessment fees, and take other extraordinary actions to support the Deposit Insurance Fund is generally considered to be greater in the current economic climate.

Termination of Deposit Insurance

The FDIC may terminate its insurance of deposits of a bank if it finds that the bank has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking agencies will evaluate the record of each financial institution in meeting the needs of its local community, including low- and moderate-income neighborhoods. Our bank’s record of performance under the CRA is publicly available. A bank’s CRA performance is also considered in evaluating applications seeking approval for mergers, acquisitions, and new offices or facilities. Failure to adequately meet these criteria could result in additional requirements and limitations being imposed on the bank. Additionally, we must publicly disclose the terms of certain CRA-related agreements. At December 31, 2016 the Bank had a CRA rating of “Satisfactory.”

Interest Rate Limitations

Interest and other charges collected or contracted for by our bank are subject to applicable state usury laws and federal laws concerning interest rates.

Federal Laws Applicable to Consumer Credit and Deposit Transactions

Our bank’s loan and deposit operations are subject to a number of federal consumer protection laws, including:

•	the Federal Truth in Lending Act, governing disclosures of credit terms to consumer borrowers;
•

the Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the communities it serves;

•

the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, color, religion, national origin, sex, marital status or certain other prohibited factors in all aspects of credit transactions;

•	the Fair Credit Reporting Act, or FCRA, governing the use and provision of information to credit reporting agencies;
•	the Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by debt collectors;
•	the Service Members Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service;
•	the Gramm-Leach-Bliley Act, governing the disclosure and safeguarding of sensitive non-public personal information of our clients;
•

the Right to Financial Privacy Act, imposing a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

the Electronic Funds Transfer Act governing automatic deposits to and withdrawals from deposit accounts and clients’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	the rules and regulations of the CFPB and various federal agencies charged with the responsibility of implementing these federal laws.

Capital Adequacy

In July 2013, the federal banking regulators, in response to the statutory requirements of the Dodd-Frank Act, adopted regulations implementing the Basel Capital Adequacy Accord, or Basel III, which had been approved by the Basel member central bank governors in 2010 as an agreement among the countries’ central banks and bank regulators on the amount of capital banks and their holding companies must maintain as a cushion against losses and insolvency. The U.S. Basel III rule’s minimum capital to risk-weighted assets, or RWA, requirements are a common equity Tier 1 capital ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0%. The minimum leverage ratio (Tier 1 capital to total assets) is 4.0%. The rule also changes the definition of capital, mainly by adopting stricter eligibility criteria for regulatory capital instruments, and new constraints on the inclusion of minority interests, mortgage-servicing assets, deferred tax assets, and certain investments in the capital of unconsolidated financial institutions. In addition, the U.S. Basel III rule requires that most regulatory capital deductions be made from common equity Tier 1 capital.

Under the U.S. Basel III rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must maintain a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to RWA. Phase-in of the capital conservation buffer requirements began on January 1, 2016, and the requirements will be fully phased in on January 1, 2019. A banking organization with a buffer greater than 2.5% once the capital conservation buffer is fully phased in would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. A banking organization also would be prohibited from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. Effectively, the Basel III framework will require us to meet minimum risk-based capital ratios of (i) 7% for common equity Tier 1 capital, (ii) 8.5% Tier 1 capital, and (iii) 10.5% total capital, once it is fully phased in. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income. When the rule is fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the prompt corrective action, or PCA, well-capitalized thresholds.

The U.S. Basel III rule includes stringent criteria for capital instruments to qualify as Tier 1 or Tier 2 capital. For instance, the rule effectively disallows newly-issued trust preferred securities to be a component of a holding company’s Tier 1 capital. However, depository institution holding companies with less than $15 billion in total assets may permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in Additional Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature. The Company had no such non-qualifying instruments included in Tier 1 or Tier 2 capital that were issued prior to May 19, 2010.

Under the U.S. Basel III rule, mortgage-servicing assets and deferred tax assets are subject to stricter limitations than those previously applicable under capital rules. More specifically, certain deferred tax assets arising from temporary differences, mortgage-servicing assets, and significant investments in the capital of unconsolidated financial institutions in the form of common stock are each subject to an individual limit of 10% of common equity Tier 1 capital elements and are subject to an aggregate limit of 15% of common equity Tier 1 capital elements. The amount of these items in excess of the 10% and 15% thresholds are to be deducted from common equity Tier 1 capital. Amounts of mortgage servicing assets, deferred tax assets, and significant investments in unconsolidated financial institutions that are not deducted due to the aforementioned 10% and 15% thresholds must be assigned a 250% risk weight. Finally, the rule increases the risk weights for past-due loans, certain commercial real estate loans, and some equity exposures, and makes selected other changes in risk weights and credit conversion factors.

Generally, banking organizations of our size became subject to the U.S. Basel III rule on January 1, 2015, while the capital conservation buffer and the deductions from common equity Tier 1 capital will phase in over time. Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a banking institution could subject the institution to a variety of enforcement remedies available to federal regulatory authorities, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits, and other restrictions on its business.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) establishes a system of “prompt corrective action” (“PCA”) to resolve the problems of undercapitalized insured depository institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into which all insured depository institutions are placed. The federal banking agencies have specified by regulation the relevant capital thresholds and other qualitative requirements for each of those categories. For an insured depository institution to be “well capitalized” under the PCA framework, it must have a common equity Tier 1 capital ratio of 6.5%, Tier 1 capital ratio of 8.0%, a total capital ratio of 10.0%, and a leverage ratio of 5.0%, and must not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by its primary federal regulator to meet and maintain a specific capital level for any capital measure. At December 31, 2016, our bank qualified for the well capitalized category.

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. For example, institutions in all three undercapitalized categories are automatically restricted from paying distributions and management fees, whereas only an institution that is significantly undercapitalized or critically undercapitalized is restricted in its compensation paid to senior executive officers. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of (i) 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized and (ii) the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with Federal Reserve approval.

The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

Liquidity

Financial institutions are subject to significant regulatory scrutiny regarding their liquidity positions. This scrutiny has increased during recent years, as the economic downturn that began in the late 2000s negatively affected the liquidity of many financial institutions. Various bank regulatory publications, including Federal Reserve SR 10-6 (Funding and Liquidity Risk Management) and FDIC Financial Institution Letter FIL-84-2008 (Liquidity Risk Management), address the identification, measurement, monitoring and control of funding and liquidity risk by financial institutions.

The U.S. federal banking regulators have introduced two new liquidity metrics for large banking organizations. The first metric is the “Liquidity Coverage Ratio,” and it aims to require a financial institution to maintain sufficient high-quality liquid resources to survive an acute stress scenario that lasts for one month. The second metric is the “Net Stable Funding Ratio,” and its objective is to require a financial institution to maintain a minimum amount of stable sources relative to the liquidity profiles of the institution’s assets, as well as the potential for contingent liquidity needs arising from off-balance sheet commitments, over a one-year horizon.

The federal banking regulators finalized the Liquidity Coverage Ratio in September 2014, and proposed the Net Stable Funding Ratio in May 2016. While the Liquidity Coverage Ratio and the proposed Net Stable Funding Ratio only apply to the largest banking organizations in the country, certain elements may filter down and become applicable to or expected of all insured depository institutions.

Any increased liquidity requirements applied to us or our bank generally would be expected to cause us or our bank to invest assets more conservatively—and therefore at lower yields—than we and our bank otherwise might invest. Such lower-yield investments likely would reduce our revenue stream, and in turn our earnings potential.

Payment of Dividends

We are a legal entity separate and distinct from our bank. Our principal source of cash flow, including cash flow to pay dividends to our shareholders, is dividends our bank pays to us as our bank’s sole shareholder. Statutory and regulatory limitations apply to our bank’s payment of dividends to us as well as to our payment of dividends to our shareholders. The requirement that a bank holding company must serve as a source of strength to its subsidiary banks also results in the position of the Federal Reserve that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of its bank subsidiaries or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as such a source of strength. Our ability to pay dividends is also subject to the provisions of Tennessee corporate law which prevents payment of dividends if, after giving effect to such payment, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus any amounts needed to satisfy any preferential rights if we were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, our board of directors must consider our and our bank’s current and prospective capital, liquidity, and other needs.

The TDFI also regulates our bank’s dividend payments. Under Tennessee law, a state-chartered bank may not pay a dividend without prior approval of the Commissioner if the total of all dividends declared by its board of directors in any calendar year will exceed (i) the total of its retained net income for that year, plus (2) its retained net income for the preceding two years.

Our bank’s payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividends if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements providing that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Restrictions on Transactions with Affiliates and Insiders

Our bank is subject to Section 23A of the Federal Reserve Act, which places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;
•	a bank’s investment in securities issued by affiliates;
•	assets a bank may purchase from affiliates;
•	loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates;
•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate;
•	a bank’s transactions with an affiliate involving the borrowing or lending of securities to the extent they create credit exposure to the affiliate; and
•	a bank’s derivative transactions with an affiliate to the extent they create credit exposure to the affiliate.

Subject to various exceptions, the total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, the above transactions also must meet specified collateral requirements and safety and soundness requirements. Our bank must also comply with provisions prohibiting the acquisition of low-quality assets from an affiliate.

Our bank is also subject to Section 23B of the Federal Reserve Act, which, among other things, prohibits a bank from engaging in the above transactions with affiliates, as well as other types of transactions set forth in Section 23B, unless the transactions are on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with nonaffiliated companies.

Our bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (i) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions between the bank and third parties, and (ii) must not involve more than the normal risk of repayment or present other unfavorable features. There are also individual and aggregate limitations on loans to insiders and their related interests. The aggregate amount of insider loans generally cannot exceed the institution’s total unimpaired capital and surplus. Insiders and banks are subject to enforcement actions for knowingly entering into insider loans in violation of applicable restrictions.

Single Borrower Credit Limits

Under federal law, total loans and extensions of credit to a borrower may not exceed 15% of our bank’s unimpaired capital and surplus. However, such loans may be in excess of that percentage, but not above 25%, if each loan in excess of 15% is fully collateralized by readily marketable collateral. Under Tennessee law, total loans and extensions of credit to a borrower may not exceed 15% of our bank’s capital, surplus and undivided profits. However, such loans may be in excess of that percentage, but not above 25%, if each loan in excess of 15% is first submitted to and approved in advance in writing by the board of directors and a record is kept of such written approval and reported to the board of directors quarterly.

Commercial Real Estate Concentration Limits

In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate, or CRE, loans. In addition, in December 2015, the federal bank agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. As of December 31, 2016, our bank’s total CRE loans represented 189% of its capital, thus falling beneath the 300% target.

Privacy

Financial institutions are required to disclose their policies for collecting and protecting non-public personal information of their clients. Clients generally may prevent financial institutions from sharing non-public personal information with nonaffiliated third parties except under certain circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly offering a product or service with a nonaffiliated financial institution. Additionally, financial institutions generally are prohibited from disclosing consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

Consumer Credit Reporting

The Fair Credit Reporting Act (“FCRA”) imposes, among other things:

•

requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, to place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•

requirements for entities that furnish information to consumer reporting agencies to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate;

•	requirements for mortgage lenders to disclose credit scores to consumers in certain circumstances; and
•	limitations on the ability of a business that receives consumer information from an affiliate to use that information for marketing purposes.

Anti-Terrorism and Money Laundering Legislation

Our bank is subject to the Bank Secrecy Act and USA Patriot Act. These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and accounts and other relationships intended to guard against money laundering and terrorism financing. Our bank has established an anti-money laundering program pursuant to the Bank Secrecy Act and customer identification program pursuant to the USA Patriot Act. The bank also maintains records of cash purchases of negotiable instruments, files reports of certain cash transactions exceeding $10,000 (daily aggregate amount), and reports suspicious activity that might signify money laundering, tax evasion, or other criminal activities pursuant to the Bank Secrecy Act. Our bank otherwise has implemented policies and procedures to comply with the foregoing requirements.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered, or that file reports, under the Exchange Act. In particular, the act established (i) requirements for audit committees, including independence, expertise and responsibilities; (ii) responsibilities regarding financial statements for the chief executive officer and chief financial officer of the reporting company and new requirements for them to certify the accuracy of periodic reports; (iii) standards for auditors and regulation of audits; (iv) disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) civil and criminal penalties for violations of the federal securities laws. The legislation also established a new accounting oversight board to enforce auditing standards and restrict the scope of services that accounting firms may provide to their public company audit clients.

Overdraft Fees

Federal Reserve Regulation E restricts banks’ abilities to charge overdraft fees. The rule prohibits financial institutions from charging fees for paying overdrafts on ATM and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.

The Dodd-Frank Act

As final rules and regulations implementing the Dodd-Frank Act have been adopted, this new law has significantly changed and is significantly changing the bank regulatory framework and affected the lending, deposit, investment, trading and operating activities of banks and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act will depend on the rules and regulations that implement it.

A number of the effects of the Dodd-Frank Act are described or otherwise accounted for in various parts of this “Supervision and Regulation” section. The following items provide a brief description of certain other provisions of the Dodd-Frank Act that may be relevant to us and our bank.

•

The Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer financial protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The Bureau has examination and enforcement authority with respect to enumerated consumer financial protection laws over all banks with more than $10 billion in assets. Institutions with less than $10 billion in assets will continue to be examined for compliance with consumer financial protection laws by their primary bank regulator.

•

The Dodd-Frank Act imposed new requirements regarding the origination and servicing of residential mortgage loans. The law created a variety of new consumer protections, including limitations, subject to exceptions, on the manner by which loan originators may be compensated and an obligation on the part of lenders to verify a borrower’s “ability to repay” a residential mortgage loan. Final rules implementing these latter statutory requirements became effective in 2014.

•

The Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits effective one year after the date of its enactment, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense.

•

The Dodd-Frank Act addresses many investor protection, corporate governance and executive compensation matters that will affect most U.S. publicly traded companies. The Dodd-Frank Act (i) requires publicly traded companies to give shareholders a non-binding vote on executive compensation and golden parachute payments; (ii) enhances independence requirements for compensation committee members; (iii) requires national securities exchanges to require listed companies to adopt incentive-based compensation clawback policies for executive officers; (iv) authorizes the SEC to promulgate rules that would allow shareholders to nominate their own candidates using a company’s proxy materials; and (v) directs the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks.

•

While insured depository institutions have long been subject to the FDIC’s resolution regime, the Dodd-Frank Act creates a new mechanism for the FDIC to conduct the orderly liquidation of certain “covered financial companies,” including bank holding companies and systemically important non-bank financial companies. Upon certain findings being made by the U.S. Secretary of the Treasury, in consultation with the President of the United States, including that the failure of the company would have serious adverse effects on financial stability in the United States, the FDIC may be appointed receiver for a covered financial company, and would conduct an orderly liquidation of the entity. The FDIC liquidation process is modeled on the existing Federal Deposit Insurance Act process for resolving insured banks. The FDIC has issued final rules implementing certain aspects of its orderly liquidation authority.

As noted above, many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on us. However, we expect compliance with the Dodd-Frank Act and its implementing regulations will result in additional operating and compliance costs that could have a material adverse effect on our business, financial condition and results of operations. In addition, on February 3, 2017, President Trump signed an executive order calling for his administration to review existing U.S. Financial laws and regulations, including the Dodd-Frank Act. At this time, it is unclear if this executive order will result in any material changes to current laws and regulations applicable to us.

The Volcker Rule

On December 10, 2013, five U.S. financial regulators, including the Federal Reserve, adopted a final rule implementing the “Volcker Rule.” The Volcker Rule was created by Section 619 of the Dodd-Frank Act and prohibits “banking entities” from engaging in “proprietary trading.” Banking entities also are prohibited from sponsoring or investing in private equity or hedge funds, or extending credit to or engaging in other covered transactions with affiliated private equity or hedge funds. The fundamental prohibitions of the Volcker Rule generally apply to banking entities of any size, including us, the bank and any other “affiliate” under the BHC Act.

Limitations on Incentive Compensation

In April 2016, the Federal Reserve and other federal financial agencies re-proposed restrictions on incentive-based compensation pursuant to Section 956 of the Dodd-Frank Act for financial institutions with $1 billion or more in total consolidated assets. For institutions with at least $1 billion but less than $50 billion in total consolidated assets, such as the Company and our bank, the proposal would impose principles-based restrictions that are broadly consistent with existing interagency guidance on incentive-based compensation. Such institutions would be prohibited from entering into incentive compensation arrangements that encourage inappropriate risks by the institution (1) by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits, or (2) that could lead to material financial loss to the institution. The proposal would also impose certain governance and recordkeeping requirements on institutions of the Company’s and our bank’s size. The Federal Reserve would reserve the authority to impose more stringent requirements on institutions of the Company’s and our bank’s size. We are evaluating the expected impact of the proposal on our business.

AVAILABLE INFORMATION

We file reports with the SEC including the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current event reports on Form 8-K, and proxy statements, as well as any amendments to those reports. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are also accessible at no cost on our website at http://www.capstarbank.com after they are electronically filed with the SEC. Reference to our website does not constitute incorporation by reference of the information contained on the website and should not be considered part of this Report.

ITEM 1A.  RISK FACTORS

We are subject to numerous risks, and the material risks that management believe affect our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations are described below. Many of these risks are beyond our control, though efforts are made to manage those risks while optimizing financial and operational results.  You should carefully read and consider the following risks factors.  The occurrence of any of the following risks, as well as risks of which we are currently unaware or currently deem immaterial, could materially and adversely affect our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.  As a result, the trading price of shares of our common stock could decline and you could lose all or part of your investment.  In addition, the following risks and other information in this Report or incorporated into this Report by reference, including our Consolidated Financial Statements and related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” should be carefully considered before investing in shares of our common stock.

Some statements in this Report, including statements in the following risk factors, constitute forward-looking statements. Please refer to the section entitled “Special Note Regarding Forward-Looking Statements” at the beginning of this Report.

Risks Related To Our Business

As a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.

Our business and operations, which primarily consist of lending money to clients in the form of loans, borrowing money from clients in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium- and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States.

Weak economic conditions are characterized by numerous factors, including deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is also characterized by interest rates at near historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our loan and investment portfolios. All of these factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Adverse economic conditions could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

Our business and operations are concentrated in state of Tennessee generally and the Nashville MSA more specifically, and we are more sensitive than our more geographically diversified competitors to adverse changes in the local economy.

Unlike with many of our larger competitors that maintain significant operations located outside our market area, substantially all of our clients are individuals and businesses located and doing business in the Nashville MSA. As of December 31, 2016, approximately 85% of the loans in our loan portfolio (measured by dollar amount) were made to borrowers who live or conduct business in the Nashville MSA. Therefore, our success will depend upon the general economic conditions in this area, which we cannot predict with certainty. As a result, our operations and profitability may be more adversely affected by a local economic downturn in the Nashville MSA than those of larger, more geographically diverse competitors. For example, the Nashville economy is particularly sensitive to changes in the healthcare service, music and entertainment and hospitality and tourism industries, among others. A downturn in these industries or in the local economy generally could make it more difficult for our borrowers to repay their loans and may lead to loan losses that are not offset by operations in other markets; it may also reduce the ability of depositors to make or maintain deposits with us. For these reasons, any regional or local economic downturn that affects the state of Tennessee generally and the Nashville MSA specifically, or existing or prospective borrowers or depositors in the Nashville MSA could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

From time to time, our bank may provide financing to clients who or that have companies or properties located outside the Nashville MSA or the state of Tennessee. In such cases, we would face similar local market risk in those communities for these clients.

Competition from financial institutions and other financial service providers may adversely affect our profitability.

The banking business is highly competitive, and we experience competition in our market from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other community banks and super-regional and national financial institutions that operate offices in our service area. These competitors often have far greater resources than we do and are able to conduct more intensive and broader-based promotional efforts to reach both commercial and individual clients.

We compete with these other financial institutions both in attracting deposits and in making loans. In addition, we must attract our client base from other existing financial institutions and from new residents. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to successfully compete with an array of financial institutions in our service area.

Our ability to compete successfully will depend on a number of factors, including, among other things:

•	our ability to recruit and retain experienced and talented bankers at competitive compensation levels;
•	our ability to build and maintain long-term client relationships while ensuring high ethical standards and safe and sound banking practices;
•	the scope, relevance and pricing of products and services that we offer;
•	client satisfaction with our products and services;
•	industry and general economic trends; and
•	our ability to keep pace with technological advances and to invest in new technology.

Increased competition could require us to increase the rates that we pay on deposits or lower the rates that we offer on loans, which could reduce our profitability. We derive a substantial majority of our business from the Nashville MSA. Our failure to compete effectively in our market could restrain our growth or cause us to lose market share, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

We are dependent on the services of our management team and board of directors, and the unexpected loss of key personnel or directors may adversely affect our business and operations.

We are led by an experienced core management team with substantial experience in the markets that we serve, and our operating strategy focuses on providing products and services through long-term relationship managers and ensuring that our largest clients have relationships with our senior management team. Accordingly, our success depends in large part on the performance of these key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. If any of our executive officers, other key personnel, or directors leaves us or our bank, our operations may be adversely affected. While we have employment agreements containing non-competition provisions with many of our key personnel, if any of such personnel leaves his or her position for any reason, our financial condition and results of operations may suffer because of his or her skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified personnel to replace him or her. Additionally, our directors’ community involvement and diverse and extensive local business relationships are important to our success.

Our business strategy includes the continuation of our growth plans, and we could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to continue pursuing our growth strategy for our business through organic growth of our loan and deposit portfolio as well as through strategic acquisitions. Our prospects must be considered in light of the risks, expenses and difficulties that can be encountered by financial service companies in rapid growth stages, which include the risks associated with the following:

•	maintaining loan quality;
•	maintaining adequate management personnel and information systems to oversee such growth;
•	maintaining adequate control and compliance functions;
•	obtaining regulatory approvals with respect to acquisitions;
•	entry into new markets, industries, and product areas; and
•	securing capital and liquidity needed to support anticipated growth.

We may not be able to expand our presence in our existing market or new markets. Our ability to grow successfully will depend on a variety of factors, including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. Failure to manage our growth effectively could adversely affect our ability to successfully implement our business strategy, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

As a bank that focuses on building comprehensive banking relationships with clients, our reputation is critical to our business, and damage to it could have a material adverse effect on us.

A key differentiating factor for our business is the strong brand we are building in the Nashville MSA market. Through our branding, we communicate to the market about our company and our service offerings. Maintaining a positive reputation is critical to our attracting and retaining clients and employees. Adverse perceptions of us could make it more difficult for us to execute on our strategy. Harm to our reputation can arise from many sources, including actual or perceived employee misconduct, misconduct by our outsourced service providers or other counterparties, litigation or regulatory actions, our failure to meet our standards of service and quality and compliance failures. Negative publicity regarding us or our bank, whether or not accurate, may damage our reputation, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

We target small and medium sized businesses as loan clients, who may have greater credit risk than larger borrowers.

We target small and medium sized businesses as loan clients. Because of their size, these borrowers may be less able to withstand competitive, economic or financial pressures than larger borrowers in periods of economic weakness. If loan losses occur at a level where the allowance for loan and lease losses is not sufficient to cover actual loan losses, our earnings will decrease.

Our concentration of large loans to a limited number of borrowers may increase our credit risk.

Our growth over the last several years has been partially attributable to our ability to originate and retain large loans. In addition to regulatory limits to which our bank is subject, we have established an internal policy limiting loans to one borrower, principal or guarantor based on “total exposure,” which represents the aggregate exposure of economically related borrowers for approval purposes; loans in excess of our internal limit require acknowledgment by our bank’s full board of directors. Many of these loans have been made to a small number of borrowers, resulting in a concentration of large loans to certain borrowers. As of December 31, 2016, our 10 largest borrowing relationships accounted for approximately 12% of our total loan portfolio. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce or death, our non-accrual loans and our allowance for loan and lease losses could increase significantly, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

Lack of seasoning of our loan portfolio could increase risk of credit defaults in the future.

As a result of our growth over the past several years, as of December 31, 2016, approximately 75% of our loan portfolio had been originated since December 31, 2014, including new originations and renewals. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because a large portion of our portfolio is relatively new, the current level of delinquencies and defaults may not represent the level of delinquencies and defaults that could occur as the portfolio becomes more seasoned and may not serve as a reliable basis for predicting the health and nature of our loan portfolio. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of our loan portfolio. If delinquencies and defaults increase, we may be required to increase our allowance for loan and lease losses, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

We may not be able to adequately assess and limit our credit risk, which could adversely affect our profitability.

A primary component of our business involves making loans to clients. The business of lending is inherently risky because the principal of or interest on the loan may not be repaid timely or at all or the value of any collateral supporting the loan may be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower’s business sector and local, regional and national market and economic conditions. Our risk management practices, such as monitoring our loan applicants and the concentration of our loans within specific lines of business and our credit approval practices, may not adequately assess credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting clients and the quality of the loan portfolio. A failure to effectively assess and limit the credit risk associated with our loan portfolio could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

Our allowance for loan and lease losses may prove to be insufficient to absorb losses inherent in our loan portfolio.

We maintain an allowance for loan and lease losses that represents management’s best estimate of the loan and lease losses and risks inherent in our loan portfolio. The level of the allowance reflects management’s continuing evaluation of concentrations within our lines of business, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan and lease losses is highly subjective and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, continuing deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan and lease losses. In addition, our regulators, as an integral part of their examination process, periodically review our loan portfolio and the adequacy of our allowance for loan and lease losses and may require adjustments based upon judgments that are different than those of management. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan and lease losses, we may need to increase our provision for loan and lease losses to restore the adequacy of our allowance for such losses. If we are required to materially increase our level of allowance for loan and lease losses for any reason, our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations could be materially and adversely affected.

The healthcare service industry is an integral component of the local economy, and adverse trends in the healthcare service industry could have a material adverse effect on us.

The healthcare service industry is an integral segment of the local economy.  As of December 31, 2016, approximately 19% of our loan portfolio was composed of loans to borrowers in the healthcare service industry. Adverse trends in the healthcare service industry may have a negative impact on a significant portion of the Company’s borrowers and clients. The healthcare service industry may be affected by the following:

•	trends in the method of delivery of healthcare services;
•	competition among healthcare providers;
•	consolidation of large health insurers;
•

lower reimbursement rates from government and commercial payors, high uncompensated care expense, investment losses and limited admissions growth pressuring operating profit margins for healthcare providers;

•	availability of capital;
•	credit downgrades;
•	liability insurance expense;
•	regulatory and government reimbursement uncertainty resulting from changes to laws governing the delivery of healthcare services and reimbursement of providers of healthcare services;
•

congressional efforts to repeal and federal court cases challenging the legality of certain aspects of the Patient Protection and Affordable Care Act and the Healthcare and Education Reconciliation Act of 2010;

•

health reform initiatives to address healthcare costs through expanded value-based purchasing programs, bundled provider payments, health insurance exchanges, increased patient cost-sharing, geographic payment variations, comparative effectiveness research, lower payments for hospital readmissions, and shared risk-and-reward payment models such as accountable care organizations;

•

federal and state government plans to reduce budget deficits and address debt ceiling limits by lowering healthcare provider Medicare and Medicaid payment rates, while requiring increased patient access to care;

•	equalizing Medicare payment rates across different facility-type settings;

•	heightened health information technology security standards and the meaningful use of electronic health records by healthcare providers; and
•	potential tax law changes affecting healthcare providers.

These changes, among others, could adversely affect the economic performance of some or all of our borrowers and clients in the healthcare services industry and, in turn, have a materially negative impact on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

Our commercial real estate loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.

Our loan portfolio includes non-owner-occupied commercial real estate loans, or CRE loans, to individuals and businesses for various purposes, which are secured by commercial properties, as well as construction and land development loans. CRE loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose us to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate. Additionally, non-owner-occupied CRE loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non-owner-occupied CRE loan portfolio could require us to increase our allowance for loan and lease losses, which would reduce our profitability and could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

A prolonged downturn in the real estate market could result in losses and adversely affect our profitability.

As of December 31, 2016, approximately 32% of our loan portfolio was composed of commercial real estate loans, 10% consumer real estate loans, and 10% construction and land development loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A decline in real estate values could further impair the value of our collateral and our ability to sell the collateral upon any foreclosure, which would likely require us to increase our allowance for loan and lease losses. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan and lease losses, our profitability could be adversely affected, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

Regulatory requirements affecting our loans secured by commercial real estate could limit our ability to leverage our capital and adversely affect our growth and profitability.

The federal bank regulatory agencies have indicated their view that banks with high concentrations of loans secured by commercial real estate are subject to increased risk and should implement robust risk management policies and maintain higher capital than regulatory minimums to maintain an appropriate cushion against loss that is commensurate with the perceived risk. Federal bank regulatory guidelines identify institutions potentially exposed to CRE concentration risk as those that have (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development and other land loans representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital if the outstanding balance of the institution’s CRE loan portfolio has increased 50% or more during the prior 36 months. Because a significant portion of our loan portfolio is dependent on commercial real estate, a change in the regulatory capital requirements applicable to us or a decline in our regulatory capital could limit our ability to leverage our capital as a result of these policies, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. As of December 31, 2016, we did not have any other real estate owned. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to:

•	general or local economic conditions;
•	environmental cleanup liability;
•	neighborhood assessments;
•	interest rates;
•	real estate tax rates;
•	operating expenses of the mortgaged properties;
•	supply of and demand for rental units or properties;
•	ability to obtain and maintain adequate occupancy of the properties;
•	zoning laws;
•	governmental and regulatory rules;
•	fiscal policies; and
•	natural disasters.

Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of other real estate owned, could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

We have several large depositor relationships, the loss of which could force us to fund our business through more expensive and less stable sources.

As of December 31, 2016, our ten largest non-brokered depositors accounted for approximately 25% of our total deposits. Withdrawals of deposits by any one of our largest depositors could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

Correspondent banking introduces unique risks, which could affect our liquidity.

Although correspondent banking provides diversification of our funding base, it introduces a unique set of risks. Increases in the federal funds rate could create liquidity issues within the bank as it competes with the interest on reserves rate paid by the Federal Reserve Bank. Additionally, strong industry-wide loan demand could also create liquidity issues as excess balances held at CapStar Bank by our correspondent banks would presumably be redeployed by those banks into new loans. Further, capital inadequacy or asset quality issues at other institutions could result in increased risk to us due to the potential for large deposit withdrawals. If any of the foregoing were to occur, our liquidity could be materially and adversely affected.

Liquidity risk could impair our ability to fund operations and meet our obligations as they become due, and our funding sources may be insufficient to fund our future growth.

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding. An inability to raise funds, at competitive rates or at all, through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. In particular, approximately 84% of our bank’s deposits as of December 31, 2016 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, 70% of the assets of our bank were loans at December 31, 2016, which cannot be called or sold in the same time frame. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.

Factors that could negatively impact our access to liquidity sources include a decrease of our business activity as a result of a downturn in the markets in which our loans are concentrated, adverse regulatory action against us, or our inability to attract and retain deposits. Market conditions or other events could also negatively affect the level or cost of funding, affecting our ongoing ability to accommodate liability maturities and deposit withdrawals, meet contractual obligations and fund asset growth and new business transactions at a reasonable cost, in a timely manner and without adverse consequences. For example, we rely on deposits, federal funds purchased and advances from the Federal Home Loan Bank of Cincinnati (“FHLB”) to fund our operations. Although we have historically been able to replace maturing deposits and advances if desired, we may not be able to replace such funds in the future if, among other things, our financial condition, the financial condition of the FHLB or market conditions were to change. In such a circumstance, we may seek additional borrowings to achieve our long-term business objectives; however, they may not be available to us on favorable terms or at all.

Additionally, whole loan sale agreements may require us to repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach representations or warranties to purchasers, guarantors and insurers, including government-sponsored entities, about the mortgage loans and the manner in which they were originated. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. If repurchase and indemnity demands increase and such demands are valid claims and are in excess of our provision for potential losses, our liquidity, results of operations and financial condition may be adversely affected.

Any substantial, unexpected or prolonged change in the level or cost of liquidity could have a material adverse effect on our ability to meet deposit withdrawals and other client needs, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

We are subject to interest rate risk, which could adversely affect our profitability, and we do not have a history of operating in a rising interest rate environment.

Our profitability, like that of most financial institutions, depends to a large extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. We have positioned our asset portfolio to benefit in a higher interest rate environment, but this may not remain true in the future. We have managed the growth of our bank since inception in an economic environment characterized by historically low interest rates. Our ability to continue that performance in a rising rate environment is not a certainty. Our interest sensitivity profile was asset sensitive as of December 31, 2016, meaning that our net interest income would increase more from rising interest rates than from falling interest rates. However, because we do not have a history of operating in a rising interest rate environment, we have no historical data on which to model the actual effect of rising interest rates on our assets and liabilities. As a result, these models may not be an accurate indicator of how our interest income will be affected by changes in interest rates.

Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. Changes in monetary policy, including changes in interest rates, could influence not only the interest we receive on loans and securities and the interest we pay on deposits and borrowings but could also affect our ability to originate loans and obtain deposits, the fair value of our financial assets and liabilities, and the average duration of our assets. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, our net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

In addition, an increase in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs, but also necessitate further increases to the allowance for loan and lease losses which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

Changes in monetary policy and government responses to adverse economic conditions such as inflation and deflation may have an adverse effect on our business, financial condition and results of operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System. Actions by monetary and fiscal authorities, including the

Federal Reserve, could lead to inflation, deflation, or other economic phenomena that could adversely affect our financial performance. The primary impact of inflation on our operations most likely will be reflected in increased operating costs. Conversely, deflation generally will tend to erode collateral values and diminish loan quality.

Our recent results may not be indicative of our future results and may not provide sufficient guidance to assess the risk of an investment in our common stock.

Our business has grown rapidly. Although rapid business growth can reflect favorable business conditions, financial institutions that grow rapidly can experience significant difficulties as a result of rapid growth. Failure to build infrastructure sufficient to support rapid growth and suffering loan losses in excess of reserves for such losses, as well as other risks associated with rapidly growing financial institutions, could materially impact our operations.

We may not be able to sustain our historical rate of growth and may not be able to expand our business at all. In addition, our recent growth may distort some of our historical financial ratios and statistics. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. As a small commercial bank, we have different lending risks than larger banks. We provide services to our local communities; thus, our ability to diversify our economic risks is limited by our own local market and economy. We lend primarily to small and medium sized businesses, which may expose us to greater lending risks than those faced by banks lending to larger, better-capitalized businesses with longer operating histories. We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through our loan approval and review procedures. Our use of historical and objective information in determining and managing credit exposure may not be accurate in assessing our risk. Our failure to sustain our historical rate of growth or adequately manage the factors that have contributed to our growth could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

Our bank’s size presents multiple challenges that may restrict our growth and prevent us from effectively implementing our business strategy, such as our regulatory and internal lending limits and our ability to effectively leverage our infrastructure to implement our business strategy.

We are limited in the amount our bank can loan in the aggregate to a single borrower or related borrowers by the amount of the bank’s capital. CapStar Bank is a Tennessee-chartered bank and therefore is subject to the legal lending limits of the state of Tennessee and federal law. Tennessee and federal legal lending limits are safety and soundness measures intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of a bank’s funds. They are also intended to safeguard a bank’s depositors by diversifying the risk of loan losses among a relatively large number of credit-worthy borrowers engaged in various types of businesses. Under Tennessee law, total loans and extensions of credit to a borrower generally may not exceed 15% of our bank’s capital, surplus and undivided profits. However, such loans may be in excess of that percentage, but not above 25%, if each loan in excess of 15% is first submitted to and approved in advance in writing by the board of directors and a record is kept of such written approval and reported to the board of directors quarterly. Under federal law applicable to Federal Reserve member banks, total loans and extensions of credit to a borrower may not exceed 15% of our bank’s unimpaired capital and surplus. However, such loans may be in excess of that percentage, but not above 25%, if each loan in excess of 15% is fully collateralized by readily marketable collateral. We have also established an internal limit on loans to one borrower between 7% and 15% of our capital, surplus and undivided profits, depending upon the underlying risk rating. Loans in excess of our internal limit are noted as a policy exception and require acknowledgment by our bank’s full board of directors. Based upon our bank’s current capital levels, the amount it may lend is significantly less than that of many of our larger competitors and may discourage potential borrowers who have credit needs in excess of the bank’s lending limit from doing business with us. Our bank accommodates larger loans by selling participations in those loans to other financial institutions, but this strategy may not always be available. If we are unable to compete effectively for loans from our target clients, we may not be able to effectively implement our business strategy, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

Our growth strategy may involve strategic acquisitions, and we may not be able to overcome risks associated with such transactions.

We plan to continue to explore opportunities to acquire other financial institutions and businesses in or around our existing Nashville market or in comparable markets or that would involve lines of business that are additive to our existing products and services. Our acquisition activities could be material to our business and involve a number of risks, including the following:

•	the need to raise new capital;
•

the time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in our management’s attention being diverted from the operation of our existing business;

•	the lack of history among our management team in working together on acquisitions and related integration activities;
•	the time, expense and difficulty of integrating the operations and personnel of the combined businesses;
•	an inability to realize expected synergies or returns on investment;
•	failure to discover the existence of liabilities during the due diligence process;
•	exposure to unknown or contingent liabilities for which we may not be indemnified;
•	potential disruption of our ongoing banking business; and
•	a loss of key employees or key clients following an acquisition.

We may not be successful in overcoming these risks or any other problems encountered in connection with potential acquisitions. Our inability to overcome these risks could have an adverse effect on our ability to implement our business strategy and enhance shareholder value, which, in turn, could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

Our continued pace of growth may require us to raise additional capital in the future to fund such growth, and the unavailability of additional capital on terms acceptable to us could adversely affect us or our growth.

We believe that we have sufficient capital to meet our capital needs for our immediate growth plans. However, we will continue to need capital to support our longer-term growth plans. If capital is not available on favorable terms when we need it, we will have to either issue common stock or other securities on less than desirable terms or reduce our rate of growth until market conditions become more favorable. Either of such events could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

The fair value of our investment securities could fluctuate because of factors outside of our control, which could have a material adverse effect on us.

Factors beyond our control could significantly affect the fair value of our investment securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, and changes in market interest rates and continued instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments, or OTTI, and realized and/or unrealized losses in future periods and declines in earnings and/or other comprehensive income (loss), which could materially and adversely affect our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations. The process for determining whether impairment of a security is OTTI usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer, any collateral underlying the security as well as the Company’s intent and ability to hold the security for a sufficient period of time to allow for any anticipated recovery in fair value in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to assess any impairments or losses with respect to our securities could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

Deterioration in the fiscal position of the U.S. federal government and downgrades in the U.S. Department of the Treasury and federal agency securities could adversely affect us and our banking operations.

The long-term outlook for the fiscal position of the U.S. federal government is uncertain, as illustrated by the 2011 downgrade by certain rating agencies of the credit rating of the U.S. government and federal agencies.

However, in addition to causing economic and financial market disruptions, any future downgrade, failure to raise the U.S. statutory debt limit, or deterioration in the fiscal outlook of the U.S. federal government, could, among other things, materially adversely affect the market value of the U.S. and other government and governmental agency securities that we hold, the availability of those securities as collateral for borrowing, and our ability to access capital markets on favorable terms. In particular, such events could increase interest rates and disrupt payment systems, money markets, and long-term or short-term fixed income markets, adversely affecting the cost and availability of funding, which could negatively affect our profitability. Also, the adverse consequences of any downgrade could extend to those to whom we extend credit and could adversely affect their ability to repay their loans. Any of these developments could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

The value of our deferred tax asset could be reduced if corporate tax rates in the U.S. are decreased.

There have been recent discussions by the executive branch of the national administration regarding potentially decreasing the U.S. corporate tax rate. While we may benefit in some respects from any decreases in corporate tax rates, any reduction in the U.S. corporate tax rate would result in a decrease to the value of our net deferred tax asset, which totaled $13.0 million at December 31, 2016, and could negatively affect our financial condition and results of operations.

We are subject to losses resulting from fraudulent and negligent acts on the part of loan applicants, our borrowers, other third parties, and our employees.

When we originate loans, we rely heavily upon information supplied by third parties, including the information contained in the loan application, property appraisal, title information and employment and income documentation. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the fair value of the loan may be significantly lower than expected. Whether a misrepresentation is made by the loan applicant, the borrower, another third party or one of our employees, we generally bear the risk of loss associated with the misrepresentation. The persons and entities involved in such a misrepresentation are often difficult to locate, and we are often unable to collect any monetary losses that we have suffered from them.

We may bear costs associated with the proliferation of computer theft and cyber-crime.

We necessarily collect, use and hold sensitive data concerning individuals and businesses with whom we have a banking relationship. Threats to data security, including unauthorized access and cyber-attacks, rapidly emerge and change, exposing us to additional costs for protection or remediation and competing time constraints to secure our data in accordance with client expectations and statutory and regulatory requirements. It is not feasible to defend against every risk being posed by changing technologies as well as criminals intent on committing cyber-crime, particularly given their increasing sophistication. Patching and other measures to protect existing systems and servers could be inadequate, especially on systems that are being retired. Controls employed by our information technology department and third-party vendors could prove inadequate. We could also experience a breach by intentional or negligent conduct on the part of our employees or other internal sources, software bugs or other technical malfunctions, or other causes. As a result of any of these threats, our client accounts may become vulnerable to account takeover schemes or cyber-fraud. Our systems and those of our third-party vendors may also become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from network failures, viruses and malware, power anomalies or outages, natural disasters and catastrophic events.

A breach of our security or the security of our third-party vendors that results in unauthorized access to our data could expose us to a disruption or challenges relating to our daily operations as well as to data loss, litigation, damages, fines and penalties, client notification requirements, significant increases in compliance costs, and reputational damage, any of which could individually or in the aggregate have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

Our risk management framework may not be effective in mitigating risks and/or losses to us.

Our risk management framework is comprised of various processes, systems and strategies and is designed to manage the types of risk to which we are subject, including, among others, credit, liquidity, capital, financial performance, asset/liability, operational, compliance and regulatory, Community Reinvestment Act, or CRA, strategic and reputational, information technology and legal. Our framework also includes financial or other modeling methodologies that involve management assumptions and judgment. Our risk management framework may not be effective under all circumstances, including if our management fails to follow our credit policies and procedures, and thus, it may not adequately mitigate any risk or loss to us. If our framework is not effective, we could suffer unexpected losses and our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations could be materially and adversely affected. We may also be subject to potentially adverse regulatory consequences.

We depend on our information technology and telecommunications systems, and any systems failures or interruptions could adversely affect our operations and financial condition.

We rely heavily on communications and information systems to conduct our business. Any failure or interruption in the operation of these systems could impair or prevent the effective operation of our client relationship management, general ledger, deposit, lending or other functions. While we have policies and procedures designed to prevent or limit the effect of a failure or interruption in the operation of our information systems, there can be no assurance that any such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed. The occurrence of any failures or interruptions impacting our information systems could damage our reputation, result in a loss of clients, and expose us to additional regulatory scrutiny, civil litigation, and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We are dependent upon outside third parties for the processing and handling of our records and data.

We rely on software developed by third-party vendors to process various transactions. In some cases, we have contracted with third parties to run their proprietary software on our behalf. These systems include, but are not limited to, general ledger, payroll, employee benefits, loan and deposit processing, and securities portfolio accounting. For example, one vendor provides our core banking system through a service bureau arrangement. While we perform a review of controls instituted by the applicable vendors over these programs in accordance with industry standards and perform our own testing of user controls, we rely on the continued maintenance of controls by these third-party vendors, including safeguards over the security of client data. We may incur a temporary disruption in our ability to conduct business or process transactions, or incur damage to our reputation, if the third-party vendor fails to adequately maintain internal controls or institute necessary changes to systems. Such a disruption or breach of security may have a material adverse effect on our business. In addition, we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms or at all.

We encounter technological change continually and have fewer resources than certain of our competitors to invest in technological improvements.

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to serving clients better, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our success will depend in part on our ability to address our clients’ needs by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations. Certain of our competitors have substantially greater resources to invest in technological improvements than us, and in the future, we may not be able to implement new technology-driven products and services timely, effectively or at all or be successful in marketing these products and services to our clients.   As these technologies are improved in the future, we may, in order to remain competitive, be required to make significant capital expenditures, which may increase our overall expenses and have a material adverse effect on our net income.

We may be adversely affected by the lack of soundness of other financial institutions.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. Defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems in the past and could lead to losses or defaults by us or by other institutions in the future. These losses or defaults could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

We are subject to environmental liability risk associated with our lending activities.

In the course of our business, we may purchase real estate, or we may foreclose on and take title to real estate. As a result, we could be subject to environmental liabilities with respect to these properties. We may be held liable to a governmental entity or to third parties for property damage, personal injury, investigation and clean-up costs incurred by these parties in connection with environmental contamination or may be required to investigate or clean up hazardous or toxic substances or chemical releases at a property. The costs associated with investigation or remediation activities could be substantial. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from the property. Any significant environmental liabilities could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

By engaging in derivative transactions, we are exposed to additional credit and market risk.

We use interest rate swaps to help manage our interest rate risk from recorded financial assets and liabilities when they can be demonstrated to effectively hedge a designated asset or liability and the asset or liability exposes us to interest rate risk or risks inherent in client related derivatives.  Hedging interest rate risk is a complex process, requiring sophisticated models and routine monitoring, and is not a perfect science. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. We also have derivatives that result from a service we provide to certain qualifying clients approved through our credit process, and therefore, are not used to manage interest rate risk in our assets or liabilities. By engaging in derivative transactions, we are exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative. Market risk exists to the extent that interest rates change in ways that are significantly different from what we expected when we entered into the derivative transaction. The existence of credit and market risk associated with our derivative instruments could adversely affect our net interest income and, therefore, could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

We are or may become involved from time to time in suits, legal proceedings, information-gathering requests, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

Many aspects of our business involve substantial risk of legal liability. From time to time, we are, or may become, the subject of lawsuits and related legal proceedings, governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings and other forms of regulatory inquiry, including by bank regulatory agencies, the Securities and Exchange Commission, or SEC, and law enforcement authorities. The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way in which we conduct our business, or reputational harm.

Although we establish accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, we may not have accruals for all legal proceedings where we face a risk of loss. In addition, due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal proceedings, amounts accrued may not represent the ultimate loss to us from the legal proceedings or government or other inquiries. Thus, our ultimate losses may be higher, and possibly materially so, than the amounts accrued for legal loss contingencies, which could adversely affect our financial condition and results of operations.

The Nashville MSA is susceptible to floods, tornados and other natural disasters, adverse weather events and acts of God, which may adversely affect our business and operations.

Substantially all of our business and operations are located in the Nashville MSA, which is an area that has recently been damaged by floods and tornadoes and that is susceptible to other natural disasters, adverse weather events and acts of God. Natural disasters, adverse weather events and acts of God can disrupt our operations, cause widespread property damage, and severely depress the local economies in which we operate. Any economic decline as a result of natural disasters, adverse weather events or acts of God can reduce the demand for loans and our other client solutions as well as client ability to repay such loans. In addition, the rates of delinquencies, foreclosures, bankruptcies and losses on loan portfolios may increase substantially, as uninsured property losses or sustained job interruption or loss may materially impair the ability of borrowers to repay their loans. Moreover, the value of real estate or other collateral that secures the loans could be materially and adversely affected by natural disasters, adverse weather events or acts of God. Therefore, natural disasters, adverse weather events or acts of God could result in decreased revenue and loan losses that have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

Our internal controls over financial reporting may not be effective, and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

We are not currently required to comply with SEC rules that implement Section 404 of the Sarbanes-Oxley Act and are, therefore, not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. We will be required to comply with these rules upon ceasing to be an emerging growth company, as defined in the JOBS Act.

When evaluating our internal controls over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We cannot be certain as to the timing of completion of our evaluation, testing, and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting, and we may be subject to sanctions or investigations by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and hiring additional personnel. Any such action could negatively affect our results of operations and cash flows.

Risks Related to Our Industry

We are subject to extensive regulation that could limit or restrict our business activities and impose financial requirements, such as minimum capital requirements, and could have a material adverse effect on our profitability.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies including the Federal Reserve, the Federal Deposit Insurance Corporation, or FDIC, and the TDFI. Regulatory compliance is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, transactions with affiliates, treatment of our clients, and interest rates paid on deposits. We are also subject to financial requirements prescribed by our regulators such as minimum capitalization guidelines, which require us to maintain adequate capital to support our growth. Violations of various laws, even if unintentional, may result in significant fines or other penalties, including restrictions on branching or bank acquisitions and other activities. Recently, banks generally have faced increased regulatory sanctions and scrutiny particularly with respect to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, or USA Patriot Act, and other statutes relating to anti-money laundering compliance and client privacy. Recent legislation has substantially changed, and increased, federal regulation of financial institutions, and there may be significant future legislation (and regulations under existing legislation) that could have a further material effect on bank holding companies like us and banks like CapStar Bank.

In July 2013, the U.S. federal banking agencies approved the implementation of the Basel III regulatory capital reforms, or Basel III, and issued rules effecting certain changes to capital adequacy regulations required by the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act. Basel III is applicable to all U.S. banks that are subject to minimum capital requirements as well as to bank and saving and loan holding companies. The U.S. Basel III rule not only increased most of the required minimum regulatory capital ratios, it introduced a new common equity Tier 1 capital ratio and the concept of a capital conservation buffer. The U.S. Basel III rule also narrowed the current definition of capital by establishing additional criteria that capital instruments must meet to be considered additional Tier 1 capital (that is, Tier 1 capital in addition to common equity) and Tier 2 capital. A number of instruments that previously qualified as Tier 1 capital no longer qualify, subject to a grandfather provision that allows certain depository institution holding companies with less than $15 billion in assets to include non-qualifying capital instruments issued prior to May 19, 2010, and phase-out periods for other non-qualifying instruments. In addition, the U.S. Basel III rule permitted banking organizations with less than $15 billion in assets to retain, through a one-time election, the previous treatment of accumulated other comprehensive income (loss) attributable to unrealized gains and losses for available for sale, or AFS, debt securities. We made this election, and as a result, the effect of accumulated other comprehensive income (loss) is “filtered” out of our regulatory capital. The U.S. Basel III rule maintained the general structure of the banking agencies’ prompt corrective action thresholds while incorporating the increased capital requirements, including the common equity Tier 1 capital ratio. In order to be a “well-capitalized” depository institution under the revised prompt corrective action regime, an institution must maintain a common equity Tier 1 capital ratio of 6.5% or more; a Tier 1 capital ratio of 8% or more; a total risk-based capital ratio of 10% or more; and a leverage ratio of 5% or more. Under the U.S. Basel III rule, banking organizations must also maintain a capital conservation buffer consisting of common equity Tier 1 capital, which will be phased in through 2019. Generally, banking organizations of our size became subject to the U.S. Basel III rule on January 1, 2015, with a phase-in period through 2019 for certain changes.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

Federal and state regulators periodically examine our business and may require us to remediate adverse examination findings or may take enforcement action against us.

The Federal Reserve and the TDFI periodically examine our business, including our compliance with laws and regulations. If, as a result of an examination, the Federal Reserve or the TDFI were to determine that our financial condition, capital resources, asset quality, earnings prospects, management, liquidity or other aspects of any of our operations had become unsatisfactory, or that we were in violation of any law or regulation, they may take a number of different remedial actions as they deem appropriate. These actions include the power to require us to remediate any such adverse examination findings.

In addition, these agencies have the power to take enforcement action against us to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation of law or regulation or unsafe or unsound practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to direct the sale of subsidiaries or other assets, to limit dividends and distributions, to restrict our growth, to assess civil monetary penalties against us or our officers or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance and place us into receivership or conservatorship. Any regulatory enforcement action against us could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

We are subject to numerous fair lending laws designed to protect consumers and failure to comply with these laws could lead to a wide variety of sanctions.

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice, federal banking agencies, and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new lines of business. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The Bank Secrecy Act, the USA Patriot Act and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and to file reports such as suspicious activity reports and currency transaction reports. We are required to comply with these and other anti-money laundering requirements. The federal banking agencies and Financial Crimes Enforcement Network are authorized to impose significant civil money penalties for violations of those requirements and have recently engaged in coordinated enforcement efforts against banks and other financial service providers with the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service, or IRS. We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control, or OFAC. If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the requirement to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us. Any of these circumstances could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

Financial reform legislation has, among other things, tightened capital standards, created the Consumer Financial Protection Bureau and resulted in new regulations that are likely to increase our costs of operations.

As final rules and regulations implementing the Dodd-Frank Act have been adopted, this law has significantly changed the current bank regulatory framework and affected the lending, deposit, investment, trading and operating activities of banks and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act depends on the rules and regulations that implement it.

Among many other changes, the Dodd-Frank Act eliminated the federal prohibitions on paying interest on demand deposits effective one year after the date of its enactment, thus allowing businesses to have interest-bearing checking accounts. Depending on competitive responses, this significant change to existing law could have an adverse impact on our interest expense. The Dodd-Frank Act permanently increased the maximum amount of deposit insurance for banks, savings institutions and credit unions to $250,000 per depositor. The Dodd-Frank Act also directs the federal banking regulators to issue rules prohibiting incentive compensation that encourages inappropriate risks.

The Dodd-Frank Act created the Consumer Financial Protection Bureau, or the CFPB, with broad powers to supervise and enforce consumer financial protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices.

As noted above, many aspects of the Dodd-Frank Act are subject to rulemaking and take effect over several years, making it difficult to anticipate the overall financial impact on us. However, compliance with the Dodd-Frank Act and its implementing regulations will result in additional operating and compliance costs that could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

We are required to act as a source of financial and managerial strength for our bank in times of stress.

Under federal law and long-standing Federal Reserve policy, we are expected to act as a source of financial and managerial strength to our bank, and to commit resources to support our bank if necessary. We may be required to commit additional resources to our bank at times when we may not be in a financial position to provide such resources or when it may not be in our, or our shareholders’ or creditors,’ best interests to do so. A requirement to provide such support is more likely during times of financial stress for us and our bank, which may make any capital we are required to raise to provide such support more expensive than it might otherwise be. In addition, any capital loans we make to our bank are subordinate in right of repayment to deposit liabilities of our bank. In the event of our bankruptcy, any commitment by us to a federal banking regulator to maintain the capital of our bank will be assumed by the bankruptcy trustee and entitled to priority of payment over general unsecured creditor claims.

Our FDIC deposit insurance premiums and assessments may increase.

The deposits of our bank are insured by the FDIC up to legal limits and, accordingly, subject it to the payment of FDIC deposit insurance assessments as determined according to the calculation described in “Supervision and Regulation—Bank Regulation and Supervision—FDIC Insurance and Other Assessments.” High levels of bank failures since the financial crisis and increases in the statutory deposit insurance limits have increased resolution costs to the FDIC and put significant pressure on the Deposit Insurance Fund. In order to maintain a strong funding position and restore the reserve ratios of the Deposit Insurance Fund following the financial crisis, the FDIC increased deposit insurance assessment rates and charged special assessments to all FDIC-insured financial institutions. Further increases in assessment rates or special assessments may occur in the future, especially if there are significant additional financial institution failures. Any future special assessments, increases in assessment rates or required prepayments in FDIC insurance premiums could reduce our profitability or limit our ability to pursue certain business opportunities, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

The federal banking agencies have finalized new liquidity standards that could result in our having to lengthen the term of our funding, restructure our lines of business by forcing us to seek new sources of liquidity for them, and/or increase our holdings of liquid assets.

In September 2014, the U.S. federal banking agencies finalized a new liquidity standard, the liquidity coverage ratio, which requires a large banking organization to hold sufficient “high quality liquid assets” to meet liquidity needs for a 30 calendar day liquidity stress scenario. Although the liquidity coverage ratio does not apply directly to us, the substance of the rule may in the future inform the regulators’ assessment of our liquidity. We could be required to reduce our holdings of illiquid assets, which may adversely affect our results and financial condition. A net stable funding ratio, which imposes a similar requirement over a one-year period, is under consideration for large banking organizations.

Risks Related to Our Common Stock

Even though our common stock is currently traded on the Nasdaq Stock Market's Global Select Market, it has less liquidity than many other stocks quoted on a national securities exchange.

The trading volume in our common stock on the Nasdaq Global Select Market has been relatively low when compared with larger companies listed on the Nasdaq Global Select Market or other stock exchanges.  Because of this, it may be more difficult for stockholders to sell a substantial number of shares for the same price at which stockholders could sell a smaller number of shares.

We cannot predict the effect, if any, that future sales of our common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of our common stock. We can give no assurance that sales of substantial amounts of common stock in the market, or the potential for large amounts of sales in the market, would not cause the price of our common stock to decline or impair our future ability to raise capital through sales of our common stock.

The market price of our common stock has fluctuated significantly, and may fluctuate in the future. These fluctuations may be unrelated to our performance. General market or industry price declines or overall market volatility in the future could adversely affect the price of our common stock, and the current market price may not be indicative of future market prices.

A future issuance of stock could dilute the value of our common stock.

Our charter permits us to issue up to an aggregate of 25 million shares of common stock. As of December 31, 2016, 11,204,515 shares of our common stock were issued and outstanding, including 199,641 shares of restricted common stock that have yet to vest. Those shares outstanding do not include the potential issuance, as of December 31, 2016, of 878,049 shares of our common stock that are issuable upon conversion of shares of our Series A Preferred Stock.  1,006,000 shares of our common stock subject to issuance upon exercise of outstanding stock options under the Stock Incentive Plan, 521,819 shares of our common stock that are issuable pursuant to exercise of outstanding warrants, and 205,724 additional shares of our common stock that were reserved for issuance under the Stock Incentive Plan.  A future issuance of any new shares of our common stock would, and equity-related securities could, cause further dilution in the value of our outstanding shares of common stock.

We have the ability to incur debt and pledge our assets, including our stock in our bank, to secure that debt.

We have the ability to incur debt and pledge our assets to secure that debt. Absent special and unusual circumstances, a holder of indebtedness for borrowed money has rights that are superior to those of holders of our common stock. For example, interest must be paid to a lender before dividends can be paid to our shareholders, and, in the case of liquidation, our borrowings must be repaid before we can distribute any assets to our shareholders. Furthermore, we would have to make principal and interest payments on our indebtedness, which could reduce our profitability or result in net losses on a consolidated basis even if our bank were profitable.

The rights of our common shareholders are subordinate to the rights of the holders of our Series A Preferred Stock and any debt securities that we may issue and may be subordinate to the holders of any other class of preferred stock that we may issue in the future.

As of December 31, 2016, we have 878,049 shares of Series A Preferred Stock outstanding. These shares have certain rights that are senior to our common stock. Holders of our Series A Preferred Stock are entitled to receive, when, as and if declared by our board of directors, cash dividends to the same extent and on the same basis as cash dividends as declared by our board of directors with respect to common stock. Such dividends on shares of Series A Preferred Stock are payable on the same dates as dividends on shares of common stock but prior to the payment of any dividends on shares of common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our Series A Preferred Stock are entitled to receive a liquidation preference of $10.25 per share of Series A Preferred Stock, plus any amount equal to all dividends declared and unpaid thereon, before any distributions can be made to the holders of our common stock.

Our charter authorizes our board of directors to issue an aggregate of up to five million shares of preferred stock without any further action on the part of our shareholders. Our board of directors also has the power, without shareholder approval, to set the terms of any series of preferred stock that may be issued, including voting rights, dividend rights, and preferences over our common stock with respect to dividends or in the event of a dissolution, liquidation or winding up and other terms. Accordingly, you should assume that any shares of preferred stock that we may issue in the future will also be senior to our common stock. In the event that we issue preferred stock in the future that has preference over our common stock with respect to payment of dividends or upon our liquidation, dissolution or winding up, or if we issue preferred stock with voting rights that dilute the voting power of our common stock, the rights of the holders of our common stock or the market price of our common stock could be adversely affected.

We and our bank are subject to capital and other legal and regulatory requirements which restrict our ability to pay dividends, and we do not intend to pay dividends in the foreseeable future.

We are subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies. In addition, because our bank is our only material asset, our ability to pay dividends to our shareholders depends on our receipt of dividends from the bank, which is also subject to restrictions on dividends as a result of banking laws, regulations and policies. Finally, our board of directors intends to retain all of our earnings to promote growth and build capital. Accordingly, we do not expect to pay dividends in the foreseeable future.

We are an “emerging growth company,” and the reduced regulatory and reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

We are an “emerging growth company,” as described in the JOBS Act. For as long as we continue to be an emerging growth company we may take advantage of reduced regulatory and reporting requirements that are otherwise generally applicable to public companies. These include, without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced financial reporting requirements, reduced disclosure obligations regarding executive compensation, a potential exemption from new auditing standards adopted by the Public Company Accounting Oversight Board and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

We may take advantage of these provisions for up to five years, unless we earlier cease to be an emerging growth company, which would occur if our annual gross revenue exceeds $1.0 billion, if we issue more than $1.0 billion in non-convertible debt in a three-year period, or if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. Investors may find our common stock less attractive if we rely on these reduced regulatory and reporting requirements, which may result in a less active trading market and increased volatility in our stock price.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Effective March 1, 2017, we relocated our headquarters and main branch office from 201 4th Avenue North, Nashville, Tennessee 37219 to its current location of 1201 Demonbreun Street, Nashville, Tennessee 37203.   The following table summarizes pertinent details of our retail bank branch locations and mortgage origination offices as of  March 10, 2017.

Location	Owned/Leased	Lease Expiration	Type of Office
CapStar Bank 1201 Demonbreun Street, Suite 700 Nashville, TN 37203	Leased	02/28/32	Headquarters and Main Retail Bank Branch

2321 Crestmoor Road Nashville, TN 37215	Building (Owned); Land (Leased)	Building: N/A Land: 02/15/28	Retail Bank Branch

2002 Richard Jones Road Nashville, TN 37215	Leased	10/31/18	Mortgage Origination Office

1600 Westgate Circle, Suite 150 Brentwood, TN 37027	Leased	09/14/18	Mortgage Origination Office

5500 Maryland Way, Suite 130 Brentwood, TN 37027	Leased	09/30/18	Retail Bank Branch

101 Springhouse Court Hendersonville, TN 37075	Owned	N/A	Retail Bank Branch

885 Greenlea Blvd. Gallatin, TN 37066	Owned	N/A	Retail Bank Branch

ITEM 3.  LEGAL PROCEEDINGS

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

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CapStar Financial’s common stock is traded on the Nasdaq Global Select Market under the symbol “CSTR” and has traded on that market since September 22, 2016.  Prior to that time, there was no established public trading market for our stock.  The following table shows the high and low sales price information for our common stock for each full quarter in 2016 as reported on the Nasdaq Global Select Market.

Price Per Share
	High	Low
2016:
First quarter	$—	$—
Second quarter	—	—
Third quarter	—	—
Fourth quarter	22.35	15.90

As of March 10, 2017 there were 1,878 holders of record of shares of our common stock and no holders of record of shares of our non-voting common stock.

The following table shows information related to the repurchase of shares of common stock by the Company during the three months ended December 31, 2016.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 1 - October 31	988	$17.49	—	—
November 1 - November 30	684	18.30	—	—
December 1 - December 31	4,959	20.17	—	—
Total	6,631	$19.58	—	—

(1)	Activity represents shares of common stock withheld to pay taxes due upon vesting of restricted shares and shares of common stock withheld for the cashless exercises of common stock warrants.

Stock Performance Graph

The following stock performance graph compares total stockholders return on our common stock for the period beginning at the close of trading on September 22, 2016 until December 31, 2016, with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Bank Index for the same period.  Cumulative total return is computed by dividing the difference between the share price of our common stock at the end and the beginning of the measurement period by the share price of our common stock at the beginning of the measurement period. The performance graph assumes $100 is invested on September 22, 2016 in shares of our common stock, the NASDAQ Composite Index and the NASDAQ Bank Index.  Historical stock price performance is not necessarily indicative of future stock price performance.  The information in this paragraph and the following stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

	9/22/2016	12/31/2016
CSTR (CapStar Financial Holdings, Inc.)	$100	$138
IXIC (NASDAQ Composite Index)	100	101
BKX (NASDAQ Bank Index)	100	129

Dividend Policy

Holders of shares of our common stock are only entitled to receive dividends when, as and if declared by our board of directors out of funds legally available for dividends. We have not paid any cash dividends on our capital stock since inception, and we do not intend to pay dividends for the foreseeable future. As a Tennessee corporation, we are not permitted to pay dividends if, after giving effect to such payment, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus any amounts needed to satisfy any preferential rights if we were dissolving.

Because we are a bank holding company and do not engage directly in business activities of a material nature, our ability to pay any dividends on our common stock depends, in large part, upon our receipt of dividends from our bank, which is also subject to numerous limitations on the payment of dividends under federal and state banking laws, regulations and policies. Pursuant to Tennessee law, our bank may not, without the prior approval of the Commissioner of the TDFI, pay any dividends to us in a calendar year in excess of the total of our bank’s net income for that year plus the retained net income for the preceding two years. For additional information, see “Business—Supervision and Regulation—Bank Regulation and Supervision—Payment of Dividends.”

Our ability to pay dividends to our shareholders in the future will depend on regulatory restrictions and our liquidity and capital requirements, as well as our earnings and financial condition, the general economic climate, contractual restrictions, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our board of directors.

Use of Proceeds

On September 27, 2016, the Company sold 1,688,049 shares of its common stock, including 387,750 shares purchased by the underwriters pursuant to the full exercise of their purchase option, in its initial public offering (“IPO”).  In addition, certain selling shareholders participated in the IPO and sold an aggregate of 1,284,701 shares of the Company’s common stock.

The shares were sold at a public offering price of $15.00 per share, resulting in aggregate gross proceeds of approximately $44.6 million. The aggregate offering price for the shares sold by the Company was approximately $25.3 million, and after deducting approximately $1.6 million for the underwriting discount and approximately $2.1 million of offering expenses paid to third parties, the Company received net proceeds of approximately $21.6 million.  The aggregate offering price for the shares sold by the selling shareholders was approximately $19.3 million.

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

ITEM 6.  SELECTED FINANCIAL DATA

	2016	2015	2014	2013	2012
Balance Sheet Data (at period end):
Total assets	$1,333,675,063	$1,206,800,280	$1,128,395,165	$1,008,709,181	$1,031,754,779
Total loans and leases	935,250,703	808,396,064	713,076,682	626,381,852	624,327,689
Allowance for loan and lease losses	(11,633,531)	(10,131,729)	(11,282,000)	(8,459,429)	(8,213,669)
Total securities	235,250,328	221,890,408	285,514,283	305,290,514	280,114,351
Goodwill and core deposit intangible	6,289,779	6,343,912	6,398,045	284,424	317,474
Total deposits	1,128,722,252	1,038,460,311	981,056,658	879,089,726	919,832,293
FHLB advances and securities sold under repurchase agreements	55,000,000	48,755,000	34,837,000	29,494,000	7,452,000
Shareholders' equity	139,207,396	108,586,107	102,651,374	96,190,925	100,477,380
Income Statement Data:
Interest income	$45,394,755	$40,503,733	$38,286,745	$41,157,162	$33,965,784
Interest expense	6,931,537	5,730,511	5,870,896	6,576,529	6,682,113
Net interest income	38,463,218	34,773,222	32,415,848	34,580,633	27,283,671
Provision for loan and lease losses	2,828,633	1,650,675	3,868,855	938,337	3,967,857
Net interest income after provision for loan and lease losses	35,634,585	33,122,547	28,546,993	33,642,296	23,315,814
Non-interest income	11,084,449	8,883,510	7,419,242	1,945,983	1,934,879
Non-interest expense	33,128,846	30,976,774	28,562,105	25,431,148	19,021,497
Net income before income tax expense	13,590,188	11,029,283	7,404,130	10,157,131	6,229,196
Income tax expense	4,493,410	3,469,847	2,412,386	3,749,388	(3,168,279)
Net income	9,096,778	7,559,436	4,991,744	6,407,743	9,397,476
Per Share Data:
Net income per share, basic	$0.98	$0.89	$0.59	$0.75	$1.20
Weighted average shares - basic	9,328,236	8,538,971	8,456,386	8,583,105	7,815,791
Net income per share, diluted	$0.81	$0.73	$0.49	$0.62	$1.00
Weighted average shares - diluted	11,212,026	10,381,895	10,281,044	10,409,750	9,425,547
Book value per share of common stock	$11.62	$10.74	$10.17	$9.54	$9.65
Tangible book value per share of common stock (1)	$11.06	$10.00	$9.41	$9.51	$9.61
Total shares of common stock outstanding	11,204,515	8,577,051	8,471,516	8,353,087	8,705,283
Total shares of preferred stock outstanding	878,049	1,609,756	1,609,756	1,609,756	1,609,756
Performance Ratios:
Return on average assets	0.72%	0.66%	0.47%	0.62%	1.11%
Return on average equity	7.57%	7.08%	4.94%	6.46%	10.56%
Net interest margin	3.17%	3.19%	3.20%	3.45%	3.30%
Non-interest income to average assets	0.88%	0.78%	0.70%	0.19%	0.23%
Efficiency ratio	66.86%	70.96%	71.70%	69.62%	65.10%
Asset Quality Data:
Allowance for loan and lease losses to total loans	1.24%	1.25%	1.58%	1.35%	1.32%
Allowance for loan and lease losses to non-performing loans	321.42%	376.78%	145.80%	129.11%	93.51%
Non-performing assets to total assets	0.27%	0.24%	0.74%	0.79%	1.03%
Net charge-offs to average loans	0.15%	0.38%	0.15%	0.11%	0.40%
Capital ratios (CapStar Financial Holdings, Inc):
Total risk based capital	12.60%	11.42%	11.54%	12.19%	12.86%
Tier 1 risk based capital	11.61%	10.41%	10.32%	11.14%	11.77%
Common equity tier 1 capital	10.90%	8.89%	8.55%	0.00%	0.00%
Leverage	10.46%	9.33%	8.56%	8.96%	9.22%

(1)

This measure is not recognized under GAAP and is therefore considered to be a non-GAAP measure. See Non-GAAP Financial Measures — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation of this measure to its most comparable GAAP measure.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition at December 31, 2016 and 2015 and our results of operations for each of the years in the three-year period ended December 31, 2016.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the Consolidated Financial Statements.  The following discussion and analysis should be read together with our Consolidated Financial Statements, the notes to our Consolidated Financial Statements and the other financial information included elsewhere in this Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our current expectations. Factors that could cause such differences are discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this Report. We assume no obligation to update any of these forward-looking statements except to the extent required by applicable law.

The following discussion and analysis pertains to our historical results on a consolidated basis.  However, because we conduct all of our material business operations through our wholly-owned subsidiary, CapStar Bank, the following discussion and analysis relates to activities primarily conducted at the subsidiary level.

All dollar amounts in the tables in this section are in thousands of dollars, except per share data or when otherwise specifically noted.  Unless specifically noted in this Report, all references in this section to the fiscal years 2014, 2015 and 2016 mean our fiscal years ended December 31, 2014, 2015, and 2016, respectively.

Overview

We completed 2016 with net income of $9.1 million, an increase of 20.3% over 2015. Fully diluted net income per share of common stock for 2016 was $0.81, an 11.0% increase over 2015.  The increase in our profitability was primarily due to higher net interest income and non-interest income. These increases were partially offset by higher non-interest expenses and a higher provision for loan and lease losses.  Average loans for 2016 were $888.5 million, a 19.4% increase over 2015.  Average deposits for 2016 were $1.098 billion, an 11.6% increase over 2015.  Our performance for 2016 was the result of several positive factors, including:

•	Strong organic loan and deposit growth;
•	Continued high credit quality;
•	Noninterest income growth; and an
•	Improving efficiency ratio.

Our primary revenue source is net interest income and fees from various financial services provided to customers. Net interest income is the difference between interest income earned on loans, investment securities and other interest earning assets less interest expense on deposit accounts and other interest bearing liabilities. Loan volume and interest rates earned on those loans are critical to overall profitability. Similarly, deposit volume is crucial to funding loans and the rates paid on deposits directly impact profitability. Business volumes are influenced by competition, new business acquisition efforts and economic factors including market interest rates, business spending and consumer confidence.

Net interest income increased $3.7 million, or 10.6%, for 2016 compared to 2015. The positive effects of increased volumes on earning assets were partially offset by the negative effects of declining loan yields and increasing deposit costs. Net interest margin declined to 3.17% for 2016, compared with 3.19% for 2015.

In response to the assessment of risk in the loan portfolio, including net loan growth, the Company recorded a $2.8 million provision for loan and lease losses during 2016, compared with a $1.7 million provision during 2015. The provision for loan and lease losses represents a charge to earnings necessary to establish an allowance for loan and lease losses that, in management’s evaluation, is adequate to provide coverage for the estimated probable inherent losses on outstanding loans.  Our allowance for loan and lease losses at December 31, 2016 was 1.24% of total loans, compared with 1.25% of total loans at December 31, 2015.

Total non-interest income for 2016 increased $2.2 million, or 24.8%, compared to 2015, and comprised 20% of total revenues. We experienced increases in most areas of non-interest income.

Total non-interest expense for 2016 increased $2.2 million, or 6.9%, compared to 2015, largely due to increases in salaries and benefits. The Company's efficiency ratio for 2016 was 66.9% compared to 71.0% for 2015.

The Company’s effective tax rate increased to 33.8% for 2016 from 32.1% for 2015. The increase in the effective tax rate is largely the result of one-time state tax credits taken in 2015.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. The ratio of tangible common equity to total tangible assets was 9.34% as of December 31, 2016, compared with 7.14% at December 31, 2015. The increase is primarily due to $21.6 million in new capital, raised as a result of the Company’s initial public offering which was closed on September 27, 2016.   See the Non-GAAP Financial Measures section for details on reconciliations to the most directly comparable US GAAP measures.

The following sections provide more details on subjects presented in this overview.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 to our Consolidated Financial Statements for the year ended December 31, 2016, which are contained elsewhere in this Report. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may materially and adversely affect our reported results and financial position for the current period or future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are either based on quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Management evaluates our estimates and assumptions on an ongoing basis. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

We have identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our financial statements to those judgments and assumptions, are critical to an understanding of our financial condition and results of operations. We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are reasonable and appropriate.

Allowance for Loan and Lease Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan and lease losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan and lease losses involve significant judgments to be made by management. Some of the more critical judgments supporting our allowance for loan and lease losses include judgments about the credit-worthiness of borrowers, estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimating credit losses, and the impact of current events, conditions, and other factors impacting the level of inherent losses. Under different conditions or using different assumptions, the actual or estimated credit losses ultimately realized by us may be different from our estimates. In determining the allowance, we estimate losses on individual impaired loans and on groups of loans that are not impaired, where the probable loss can be identified and reasonably estimated. On a quarterly basis, we assess the risk inherent in our loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses, and the impacts of local, regional, and national economic factors on the quality of the loan portfolio. Based on this analysis, we may record a provision for loan and lease losses in order to maintain the allowance at appropriate levels. For a more complete discussion of the methodology employed to calculate the allowance for loan and lease losses, see Note 1 to our Consolidated Financial Statements for the year ended December 31, 2016, which are included elsewhere in this Report.

Investment Securities Impairment

We assess on a quarterly basis whether there have been any events or economic circumstances to indicate that a security with respect to which there is an unrealized loss is impaired on an other-than-temporary basis. In any instance, we would consider many factors, including the severity and duration of the impairment, our intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, and, for debt securities, external credit ratings and recent downgrades. Securities with respect to which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value.

Income Taxes

Deferred income tax assets and liabilities are computed using the asset and liability method, which recognizes a liability or asset representing the tax effects, based on current tax law, of future deductible or taxable amounts attributable to events recognized in the financial statements. A valuation allowance may be established to the extent necessary to reduce the deferred tax asset to a level at which it is “more likely than not” that the tax asset or benefit will be realized. Realization of tax benefits depends on having sufficient taxable income, available tax loss carrybacks or credits, the reversal of taxable temporary differences and/or tax planning strategies within the reversal period, and that current tax law allows for the realization of recorded tax benefits.

Business Combinations

Assets purchased and liabilities assumed in a business combination are recorded at their fair value. The fair value of a loan portfolio acquired in a business combination requires greater levels of management estimates and judgment than the remainder of purchased assets or assumed liabilities. When the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments, the loans are considered impaired, and the expected cash flows in excess of the amount paid are recorded as interest income over the remaining life of the loan. The excess of the loan’s contractual principal and interest over expected cash flows is not recorded. We must estimate expected cash flows at each reporting date. Subsequent decreases to the expected cash flows will generally result in a provision for loan and lease losses. Subsequent increases in cash flows result in a reversal of the provision for loan and lease losses to the extent of prior charges and adjusted accretable yield which will have a positive impact on interest income. Purchased loans without evidence of credit deterioration are recorded at their initial fair value and adjusted as necessary for subsequent advances, pay downs, amortization or accretion of any premium or discount on purchase, charge-offs and additional provisions that may be required.

Results of Operations

The following is a summary of our results of operations (dollars in thousands, except per share data):

			2016-2015		2015-2014
	Year ended		Percent	Year ended	Percent
	December 31,		Increase	December 31,	Increase
	2016	2015	(Decrease)	2014	(Decrease)
Interest income	$45,395	$40,504	12.1%	$38,287	5.8%
Interest expense	6,932	5,731	21.0%	5,871	(2.4)%
Net interest income	38,463	34,773	10.6%	32,416	7.3%
Provision for loan and lease losses	2,829	1,651	71.4%	3,869	(57.3)%
Net interest income after provision for loan and lease losses	35,634	33,122	7.6%	28,547	16.0%
Noninterest income	11,084	8,884	24.8%	7,419	19.7%
Noninterest expense	33,129	30,977	6.9%	28,562	8.5%
Net income before income taxes	13,589	11,029	23.2%	7,404	49.0%
Income tax expense	4,493	3,470	29.5%	2,412	43.8%
Net income	$9,096	$7,559	20.3%	$4,992	51.4%

Basic net income per common share	$0.98	$0.89	10.1%	$0.59	50.8%
Diluted net income per common share	$0.81	$0.73	11.0%	$0.49	49.0%

Net income was $9.1 million, or $0.81 per diluted share of common stock, for 2016 compared to $7.6 million, or $0.73 per diluted share of common stock, for 2015 and $5.0 million, or $0.49 per diluted share of common stock, for 2014.

The following sections provide a more detailed analysis of significant factors affecting our operating results.

Net Interest Income

The largest component of our net income is net interest income – the difference between the income earned on interest-earning assets and the interest paid on deposits and borrowed funds used to support our assets. Net interest income divided by total average interst-earning assets represents our net interest margin. The major factors that affect net interest income and net interest margin are changes in volumes, the yield on interest-earning assets and the cost of interest-bearing liabilities. Our margin can also be affected by economic conditions, the competitive environment, loan demand and deposit flow. Our ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and our primary source of earnings.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	For the Year Ended December 31,
	2016			2015			2014
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$888,541	$38,450	4.33%	$744,151	$33,722	4.53%	$682,218	$32,311	4.74%
Loans held for sale	47,303	1,763	3.73%	29,324	1,123	3.83%	11,733	492	4.19%
Securities:
Taxable investment securities	176,977	3,729	2.11%	220,167	4,421	2.01%	222,137	4,397	1.98%
Investment securities exempt from federal income tax (2)	47,353	1,158	2.45%	40,160	1,080	2.69%	32,616	914	2.80%
Total securities	224,330	4,887	2.18%	260,327	5,501	2.11%	254,753	5,311	2.08%
Cash balances in other banks	51,147	276	0.54%	54,143	140	0.26%	59,952	148	0.25%
Funds sold	2,153	19	0.89%	3,094	18	0.60%	4,185	25	0.60%
Total interest-earning assets	$1,213,474	$45,395	3.74%	$1,091,039	$40,504	3.71%	$1,012,841	$38,287	3.78%
Noninterest-earning assets	49,289			49,721			51,865
Total assets	$1,262,763			$1,140,760			$1,064,706
Interest-Bearing Liabilities
Interest-bearing transaction accounts	$269,113	$1,489	0.55%	$143,939	$748	0.52%	$111,725	$599	0.54%
Savings and money market deposits	445,873	2,859	0.64%	465,622	2,733	0.59%	453,984	2,754	0.61%
Time deposits	193,881	2,085	1.08%	197,535	2,031	1.03%	217,647	2,322	1.07%
Borrowings and repurchase agreements	32,371	499	1.54%	39,581	219	0.55%	32,404	196	0.60%
Total interest-bearing liabilities	$941,238	$6,932	0.74%	$846,677	$5,731	0.68%	$815,760	$5,871	0.72%
Noninterest-bearing deposits	189,270			176,577			139,312
Total funding sources	$1,130,508			$1,023,254			$955,072
Noninterest-bearing liabilities	12,132			10,779			8,604
Shareholders’ equity	120,123			106,727			101,030
Total liabilities and shareholders’ equity	$1,262,763			$1,140,760			$1,064,706
Net interest spread (3)			3.00%			3.04%			3.06%
Net interest income/margin (4)		$38,463	3.17%		$34,773	3.19%		$32,416	3.20%

(1)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)	Balances for investment securities exempt from federal income tax are not calculated on a tax equivalent basis.

(3)	Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.
(4)	Net interest margin is net interest income divided by total interest-earning assets.

The following table reflects, for the periods indicated, the changes in our net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities and the associated rates paid or earned on these assets and liabilities (in thousands).

	2016 Compared to 2015			2015 Compared to 2014
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-Earning Assets
Loans	$6,544	$(1,815)	$4,729	$2,933	$(1,523)	$1,410
Loans held for sale	688	(48)	640	737	(106)	631
Securities:
Taxable investment securities	(867)	175	(692)	(39)	63	24
Investment securities exempt from federal income tax	193	(115)	78	212	(46)	166
Total securities	(674)	60	(614)	173	17	190
Cash Balances In Other Banks	(8)	144	136	(14)	7	(7)
Funds Sold	(6)	6	—	(7)	—	(7)
Total interest-earning assets	6,544	(1,653)	4,891	3,822	(1,605)	2,217

Interest Bearing Liabilities
Interest-bearing transaction accounts	651	91	742	173	(24)	149
Savings and money market deposits	(116)	242	126	71	(91)	(20)
Time deposits	(38)	91	53	(215)	(77)	(292)
Borrowings and repurchase agreements	(40)	320	280	43	(20)	23
Total interest-bearing liabilities	457	744	1,201	72	(212)	(140)
Net Interest Income	$6,087	$(2,397)	$3,690	$3,750	$(1,393)	$2,357

Our net interest income increased $3.7 million, or 10.6%, from 2015 to 2016, and $2.4 million, or 7.3%, from 2014 to 2015, primarily due to increasing loan growth, partially offset by the negative effects of declining loan yields and increasing deposit costs.

Our net interest margin was 3.17%, 3.19% and 3.20% for 2016, 2015 and 2014, respectively. The decrease in net interest margin for each year is primarily due to declining loan yields.  Average loan yields have declined from 4.74% in 2014 to 4.33% in 2016 primarily due to lower rates on new loan production as compared to the average rate on the current loan portfolio, driven by continued competitive pricing pressures associated with securing the business of credit-worthy borrowers in the Nashville MSA.

Average loans for 2016 increased 19.4% compared to 2015, and increased 9.1% from 2014 to 2015, as a result of adding new bankers in the Nashville MSA and continued focus on attracting new clients.

We funded this growth in loans through an increase in our funding sources of 10.5% from 2015 to 2016 and shifting approximately 13.8% of our investment securities to higher yielding loans. Funding sources increased 7.1% from 2014 to 2015.  The primarily driver of our increased funding sources was growth in our average deposits of 11.6% from 2015 to 2016 and 6.6% from 2014 to 2015.

The average rate paid on interest-bearing liabilities was 0.74% for 2016 compared to 0.68% and 0.72% for 2015 and 2014, respectively.  A portion of the increase from 2015 to 2016 was due to increases in the Fed Funds rate in 2015 and 2016. We passed along a portion of this rate increase to our clients.  The decrease in the average rate paid on interest-bearing liabilities from 2014 to 2015 was a result of our lowering of rates paid on deposit accounts during 2015.

We believe margin expansion over both the short and the long term will be challenging due to continued pressure on earning asset yields during this extended period of a low interest rates. Loan pricing for creditworthy borrowers is very competitive in the Nashville MSA and has limited our ability to increase pricing on new and renewed loans over the last several quarters. We anticipate that this challenging competitive environment will continue in 2017. However, we believe our net interest income should increase in 2017 compared to 2016 primarily due to an increase in average loans. We anticipate funding these increased earning assets by continuing to grow deposits.

Provision for Loan and Lease Losses

Our policy is to maintain an allowance for loan and lease losses at a level sufficient to absorb estimated probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan and lease losses, which is a charge to earnings, and is decreased by charge-offs and increased by loan recoveries. Our allowance for loan and lease losses as a percentage of total loans was 1.24% and 1.25% at December 31, 2016 and 2015, respectively.

The provision for loan and lease losses amounted to $2.8 million, $1.7 million and $3.9 million for 2016, 2015 and 2014, respectively. Provision expense is impacted by the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs. Provision expense increased during 2016 over 2015 due primarily to increased loan growth.  Our average loan growth for 2016 and 2015 was 19.4% and 9.1%, respectively.  Provision expense decreased from 2014 to 2015 due primarily to a specific reserve of $2.4 million for an impaired loan that was recognized in 2014 and subsequently charged off in 2015.

Based upon our evaluation of the loan portfolio, we believe the allowance for loan and lease losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at December 31, 2016. While our policies and procedures used to estimate the allowance for loan and lease losses, as well as the resultant provision for loan and lease losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate markets, or particular industry or borrower-specific conditions, which may materially and negatively impact our asset quality and the adequacy of our allowance for loan and lease losses and, thus, the resulting provision for loan and lease losses.

Noninterest Income

In addition to net interest margin, we generate recurring noninterest income from our lines of business. Our banking operations generate revenue from service charges and fees on deposit accounts. We have a mortgage banking line of business that generates revenue from originating and selling mortgages, and we have a revenue-sharing relationship with a registered broker-dealer, which generates wealth management fees. In addition to these types of recurring noninterest income, we own insurance on several key employees and record income on the increase in the cash surrender value of these policies.

The following table sets forth the principal components of noninterest income for the periods indicated (dollars in thousands).

			2016-2015		2015-2014
	Year Ended		Percent	Year Ended	Percent
	December 31,		Increase	December 31,	Increase
	2016	2015	(Decrease)	2014	(Decrease)
Noninterest income:
Service charges on deposit accounts	$1,108	$910	21.8%	$1,080	(15.8)%
Loan commitment fees	1,119	822	36.1%	941	(12.6)%
Net gain (loss) on sale of securities	121	55	119.7%	13	308.9%
Mortgage banking income	7,375	5,962	23.7%	4,067	46.6%
Other noninterest income	1,362	1,135	20.0%	1,318	(13.9)%
Total noninterest income	$11,085	$8,884	24.8%	$7,419	19.7%

The change in service charges on deposit accounts for 2016, 2015 and 2014 is driven primarily by transaction volume, which can fluctuate throughout and from year to year.  Growth in the volume of our commercial deposit accounts also contributed to the increase in service charges for 2016 over 2015.

Similarly, loan commitment fees fluctuate based on customer activity.  The 36.1% increase in loan commitment fees in 2016 compared to 2015 is primarily due to a 30.5% increase in outstanding commitments from December 31, 2015 to December 31, 2016. Outstanding loan commitments increased 11.4% from December 31, 2014 to December 31, 2015; however, loan commitment fees decreased 12.6% primarily due to a shift in focus within our healthcare line of business from transaction-based activity to relationship generating activities.

Mortgage banking income consists of mortgage fee income from the origination and sale of mortgage loans.  These mortgage fees are for loans originated in our markets that are subsequently sold to third-party investors.  All of these loan sales transfer servicing rights to the buyer.  Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes.  Mortgage banking income increased 23.7% in 2016 compared to 2015 and 46.6% in 2015 compared to 2014 due to the continued benefit from purchase activity related to low mortgage rates and a vibrant residential real estate market in the Nashville MSA.

Noninterest Expense

Our total noninterest expense increase reflects expenses that we have incurred as a result of recent growth and expected future growth. The following table presents the primary components of noninterest expense for the periods indicated (dollars in thousands).

			2016-2015		2015-2014
	Year Ended		Percent	Year Ended	Percent
	December 31,		Increase	December 31,	Increase
	2016	2015	(Decrease)	2014	(Decrease)
Noninterest expense:
Salaries and employee benefits	$20,461	$19,278	6.1%	$17,474	10.3%
Data processing and software	2,373	2,317	2.4%	2,566	(9.7)%
Professional fees	1,554	1,469	5.8%	1,357	8.2%
Occupancy	1,498	1,538	(2.6)%	1,512	1.8%
Equipment	1,743	1,598	9.1%	1,259	26.9%
Regulatory fees	1,091	915	19.2%	941	(2.8)%
Other noninterest expense	4,409	3,861	14.2%	3,453	11.8%
Total noninterest expense	$33,129	$30,976	6.9%	$28,562	8.5%

The largest increase between periods within noninterest expense was related to employee costs as salaries and employee benefits increased due to our expanded presence in the Nashville MSA. At December 31, 2016, the number of our full-time equivalent employees had increased to 170 as compared to 162 and 157 at December 31, 2015 and 2014, respectively.

Data processing and software expense remained relatively flat in 2016 compared to 2015.  At the end of 2014, we renegotiated our core processing contract which was the primary driver of the $249,000 or 9.7% decrease in expense for 2015 compared to 2014.

Equipment expense increased $145,000, or 9.1%, in 2016 compared to 2015 and $339,000, or 26.9%, in 2015 compared to 2014.  The increases in each period are primarily due to outsourcing our information technology services at the end of 2014.  We believe that outsourcing will allow us to better manage the costs and risks associated with information technology.

Regulatory fees increased $176,000, or 19.2%, in 2016 compared to 2015 primarily as a result of increasing FDIC insurance expense.  The FDIC modified the way insurance assessments are calculated and this change took place in the third quarter of 2016, increasing our expense compared to prior periods.

Increases in other noninterest expense of $548,000, or 14.2%, in 2016 compared to 2015 and $408,000, or 11.8%, in 2015 compared to 2014 was primarily the result of increasing contingent consideration expenses associated with our mortgage line of business.  As mortgage origination volumes increase above our original estimates the resulting increase in contingent consideration is recorded in other noninterest expense.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 66.9%, 71.0% and 71.7% for 2016, 2015 and 2014, respectively.  The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio for each year was positively impacted by growth in our net interest income and noninterest income that outpaced our increases in expenses.  For 2016, our revenue base (net interest income plus noninterest income) grew at rate of approximately two times our noninterest expense.

Income Taxes

We recorded income tax expense of $4.5 million, $3.5 million and $2.4 million in 2016, 2015 and 2014, respectively.  Our effective income tax rate for 2016, 2015 and 2014 was 33.1%, 31.5% and 32.6%, respectively. Our effective tax rate differs from the statutory tax rate by our investments in municipal securities, company-owned life insurance, state tax credits and net of the effect of certain non-deductible expenses.  The increase in effective tax rate in 2016 from 2015, and the decrease in 2015 from 2014, is primarily the result of our utilization of one-time tax credits in 2015.

Financial Condition

Total assets increased $126.9 million, or 10.5%, from December 31, 2015 to December 31, 2016. Loans and leases grew from $808.4 million at December 31, 2015 to $935.3 million at December 31, 2016, a 15.7% increase. All of this growth has been organic.

Total liabilities increased $96.3 million, or 8.8% from December 31, 2015 to December 31, 2016.  Deposits increased from $1.038 billion at December 31, 2015 to $1.129 billion at December 31, 2016, an 8.8% increase, due primarily to growth in our correspondent banking deposits.

Investment Securities

The primary purpose of our investment portfolio is to provide another source of interest income, as well as liquidity management. In managing the composition of the balance sheet, we seek a balance between earnings sources and credit and liquidity considerations.  We manage our investment portfolio according to a written investment policy approved by our board of directors. Balances in our investment portfolio are subject to change over time based on our funding needs and interest rate risk management objectives. Our liquidity levels take into account anticipated future cash flows and all available sources of credit, and are maintained at levels we believe are appropriate to assure future flexibility in meeting our anticipated funding needs.

Our investment portfolio consists primarily of securities issued by U.S. government-sponsored agencies, obligations of states and political subdivisions, mortgage-backed securities, asset-backed securities and other debt securities, all with varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as some of these securities may be called or paid down without penalty prior to their stated maturities. The investment portfolio is regularly reviewed by the Asset Liability Management committee, or ALCO, of the bank to ensure an appropriate risk and return profile as well as for adherence to the investment policy.

Our investment portfolio totaled $229.2 million and $216.5 million at December 31, 2016 and 2015, respectively.  Our investment portfolio has trended down over the past several years as we have redeployed these funds into higher-earning loans.  See “Note 3 to our Consolidated Financial Statements” for additional information on our investment securities.

The following table presents the fair value of our securities as of December 31, 2016 by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the weighted average yields for each maturity range (dollars in thousands).

	Due in one year or less		Due in one year to five years		Due in five years to ten years		Due after ten years
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Securities available for sale:
U. S. government agency securities	$—	0.0%	$—	0.0%	$9,374	2.3%	$—	0.0%
State and municipal securities	—	0.0%	11,319	1.6%	11,467	2.5%	5,127	2.2%
Mortgage-backed securities	—	0.0%	94,860	1.7%	17,633	2.4%	12,102	3.0%
Asset-backed securities	—	0.0%	4,339	1.7%	9,360	1.7%	6,774	1.6%
Total securities available for sale	$—	0.0%	$110,518	1.7%	$47,834	2.2%	$24,003	2.4%
Securities held to maturity:
State and municipal securities	$1,882	3.9%	$12,275	3.3%	$16,764	3.4%	$8,704	3.8%
Mortgage-backed securities	—	0.0%	4,766	3.2%	—	0.0%	—	0.0%
Other debt securities	—	0.0%	4,343	5.5%	997	6.5%	—	0.0%
Total securities held to maturity	$1,882	3.9%	$21,384	3.7%	$17,761	3.6%	$8,704	3.8%

Loans and Leases

Loans and leases are our largest category of earning assets and typically provide higher yields than other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that we attempt to control and counterbalance.

The composition of gross loans and leases at December 31 for each of the past five years and the percentage of each classification to total loans are summarized as follows (dollars in thousands):

	December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$302,322	32.3%	$251,197	31.0%	$219,793	30.8%	$182,392	29.1%	$177,584	28.4%
Consumer real estate	97,015	10.4%	93,785	11.6%	82,167	11.5%	63,893	10.2%	77,787	12.4%
Construction and land development	94,491	10.1%	52,522	6.5%	46,193	6.5%	30,217	4.8%	35,674	5.7%
Commercial and industrial	379,620	40.5%	353,442	43.6%	332,914	46.6%	312,527	49.8%	279,755	44.7%
Consumer	5,974	0.6%	8,668	1.1%	7,910	1.1%	7,939	1.3%	10,749	1.7%
Other	56,796	6.1%	50,197	6.2%	25,615	3.6%	30,659	4.9%	43,709	7.0%
Total gross loans and leases	$936,218	100.0%	$809,811	100.0%	$714,592	100.0%	$627,627	100.0%	$625,258	100.0%

Over the past five years, we have experienced significant growth in our loan portfolio, although the relative composition of our loan portfolio has not changed significantly over that time. In 2016, we did recognize growth in the construction and land development loan classification reflecting the development of the Nashville MSA in which we operate.

Our primary focus has been on commercial and industrial and commercial real estate lending, which constituted 73% of our loan portfolio as of December 31, 2016. Although we expect continued growth with respect to our loan portfolio, we do not expect any significant changes over the foreseeable future in the composition of our loan portfolio or in our emphasis on commercial lending. Our loan growth since inception has been reflective of the market we serve. The commercial real estate category includes owner-occupied commercial real estate loans which is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. At December 31, 2016, approximately 35% of the outstanding principal balance of our commercial real estate loans was secured by owner-occupied properties. Since 2009, our commercial and industrial and commercial real estate portfolios have continued to experience strong growth, primarily due to implementation of our relationship-based banking model and the success of our relationship managers in transitioning commercial banking relationships from other local financial institutions and in competing for new business from attractive small to mid-sized commercial clients. Many of our larger commercial clients have lengthy relationships with members of our senior management team or our relationship managers that date back to former institutions.

The repayment of loans is a source of additional liquidity for us. The following table details maturities and sensitivity to interest rate changes for our loan portfolio at December 31, 2016 (in thousands).

	December 31, 2016
	Due in 1 year or less	Due in 1-5 years	Due after 5 years	Total
Commercial real estate	$23,726	$193,612	$84,984	$302,322
Consumer real estate	5,595	10,207	81,213	97,015
Construction and land development	22,615	58,406	13,470	94,491
Commercial and industrial	92,933	246,277	40,410	379,620
Consumer	3,512	2,462	—	5,974
Other	23,918	22,087	10,791	56,796
Total gross loans	$172,299	$533,051	$230,868	$936,218

Interest rate sensitivity
Fixed interest rates	66,316	219,470	103,584	389,370
Floating or adjustable interest rates	105,983	313,581	127,284	546,848
Total gross loans	$172,299	$533,051	$230,868	$936,218

The information presented in the table above is based upon the contractual maturities of the individual loans, which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms at their maturity. Consequently, we believe that this treatment presents fairly the maturity structure of the loan portfolio. Fixed interest rate loans include $72.9 million of variable rate loans that have reached their contractual floor.

Asset Quality

One of our key objectives is to maintain a high level of asset quality in our loan portfolio. We utilize disciplined and thorough underwriting processes that collaboratively engage our seasoned and experienced business bankers, credit underwriters and portfolio managers in the analysis of each loan request. Based upon our aggregate exposure to any given borrower relationship, we employ scaled review of loan originations that may involve senior credit officers, our Chief Credit Officer, our bank’s Credit Committee or, ultimately, our full board of directors. In addition, we have adopted underwriting guidelines to be followed by our lending officers that require senior management review of proposed extensions of credit exceeding certain thresholds. When delinquencies exist, we monitor the levels of such delinquencies for any negative or adverse trends. Our loan review procedures include approval of lending policies and underwriting guidelines by the board of directors of our bank, an independent loan review, approval of larger credit relationships by our bank’s Credit Committee and loan quality documentation procedures. Like other financial institutions, we are subject to the risk that our loan portfolio will be subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

We target small and medium sized businesses, the owners and operators of such businesses and other high net worth individuals as loan clients. Because of their size, these borrowers may be less able to withstand competitive or economic pressures than larger borrowers in periods of economic weakness. If loan losses occur at a level where the allowance for loan and lease losses is not sufficient to cover actual loan losses, our earnings will decrease. We use an independent consulting firm to review our loans for quality in addition to the reviews that may be conducted internally and by bank regulatory agencies as part of their examination process. Our bank has procedures and processes in place intended to assess whether losses exceed the potential amounts documented in our bank’s impairment analyses and to reduce potential losses in the remaining performing loans within our loan portfolio. These procedures and processes include the following:

•	We monitor the past due and overdraft reports on a weekly basis to identify deterioration as early as possible and the placement of identified loans on the watch list;

•

we perform quarterly credit reviews for all watch list/classified loans, including formulation of action plans. When a workout is not achievable, we move to collection/foreclosure proceedings to obtain control of the underlying collateral as rapidly as possible to minimize the deterioration of collateral and/or the loss of its value;

•	we require updated financial information, global inventory aging and interest carry analysis where appropriate for existing borrowers to help identify potential future loan payment problems; and
•

we generally limit loans for new construction to established builders and developers that have an established record of turning their inventories, and we restrict our funding of undeveloped lots and land.

Our bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Our bank analyzes loans individually by classifying each loan as to credit risk. This analysis includes all commercial loans, and consumer relationships with an outstanding balance greater than $500,000, individually. This analysis is performed on a regular basis by the relationship managers and credit department personnel. On at least an annual basis an independent party performs a formal credit risk review of a sample of the loan portfolio. Among other things, this review assesses the appropriateness of the risk rating of each loan in the sample.  See “Note 4 to our Consolidated Financial Statements” for a table that provides the risk category of loans by applicable class of loans.

Non-Performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows (dollars in thousands).

	December 31,
	2016	2015	2014	2013	2012
Non-accrual loans	$3,619	$2,689	$7,738	$6,552	$8,784
Troubled debt restructurings	1,272	125	2,618	—	—
Loans past due 90 days or more and still accruing	—	—	—	—	—
Non-performing loans	3,619	2,689	7,738	6,552	8,784
Foreclosed real estate	—	216	575	1,451	1,822
Non-performing assets	$3,619	$2,905	$8,313	$8,003	$10,606
Non-performing loans as a percentage of total loans	0.39%	0.33%	1.09%	1.05%	1.41%
Non-performing assets as a percentage of total assets	0.27%	0.24%	0.74%	0.79%	1.03%

The balance of non-performing assets can fluctuate due to changes in economic conditions. We have established a policy to discontinue accruing interest on loans (that is, place the loans on non-accrual status) after they have become 90 days delinquent as to payment of principal or interest, unless the loans are considered to be well-collateralized and are in the process of collection. Consumer loans and any accrued interest are typically charged off no later than 180 days past due. In addition, a loan will not be placed on non-accrual status before it becomes 90 days delinquent unless management believes that the collection of interest is not expected. Interest previously accrued but uncollected on such loans is reversed and charged against interest income when the receivable is determined to be uncollectible. If we believe that a loan will not be collected in full, we will increase the allowance for loan and lease losses to reflect management’s estimate of any potential exposure or loss. Generally, payments received on non-accrual loans are applied directly to principal. As of December 31, 2016, there were not any loans, outside of those included in the table above, that cause management to have serious doubts as to the ability of borrowers to comply with present repayment terms.

Due to the weakening credit status of a borrower, we may elect to formally restructure certain loans to facilitate a repayment plan that seeks to minimize the potential losses, if any, that we might incur.  These loans are considered troubled debt restructurings. Loans that have been restructured that are on non-accruing status as of the date of restructuring, are included in the nonperforming loan balances as discussed above and are classified as impaired loans.  Loans that have been restructured that are on accrual status as of the restructure date are not included in nonperforming loans; however, such loans are still considered impaired.

Allowance for Loan and Lease Losses (allowance)

Our allowance for loan and lease losses represents our estimate of probable inherent credit losses in the loan portfolio. We determine the allowance based on an ongoing evaluation of risk as it correlates to potential losses within the portfolio. Increases in the allowance are made by charges to the provision for loan and lease losses. Loans deemed to be uncollectible are charged against the allowance. Recoveries of previously charged-off amounts are credited to our allowance.  The judgments and estimates associated with our allowance determination are described under “Critical Accounting Policies and Estimates” above and in Notes 1 and 4 to the “Notes to Consolidated Financial Statements.”

The following table presents a summary of changes in the allowance for loan and lease losses for the periods and dates indicated (dollars in thousands).

	Year ended December 31,
	2016	2015	2014	2013	2012
Total loans outstanding, net of unearned income	$935,251	$808,396	$713,077	$626,382	$624,328
Average loans outstanding, net of unearned income	888,541	744,151	682,218	636,123	500,216

Allowance for loan and lease losses at beginning of period	10,132	11,282	8,459	8,214	6,226
Charge-offs:
Commercial real estate	350	—	92	1	—
Consumer real estate	—	173	57	593	24
Construction and land development	—	—	—	36	—
Commercial and industrial	956	3,033	816	290	1,612
Consumer	146	—	182	273	359
Other	—	—	—	—	—
Total charge-offs	1,452	3,206	1,147	1,193	1,995
Recoveries:
Commercial real estate	52	31	—	—	—
Consumer real estate	—	68	21	23	—
Construction and land development	—	—	—	—	—
Commercial and industrial	23	299	52	381	15
Consumer	50	7	28	96	—
Other	—	—	—	—	—
Total recoveries	125	405	101	500	15
Net charge-offs	1,327	2,801	1,046	693	1,980
Provision for loan and lease losses	2,829	1,651	3,869	938	3,968
Allowance for loan and lease losses at period end	$11,634	$10,132	$11,282	$8,459	$8,214
Allowance for loan and lease losses to period end loans	1.24%	1.25%	1.58%	1.35%	1.32%
Net charge-offs to YTD average loans	0.15%	0.38%	0.15%	0.11%	0.40%

See “Provision for Loan and Lease Losses” above for discussion of the changes in the provision for loan and lease losses.

While no portion of our allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following tables represent management’s allocation of our allowance to specific loan categories for the periods indicated (dollars in thousands).

	December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$2,655	22.8%	$2,879	28.4%	$1,535	13.6%	$1,408	16.6%	$1,178	14.3%
Consumer real estate	1,013	8.7%	968	9.6%	621	5.5%	688	8.1%	624	7.6%
Construction and land development	1,574	13.5%	914	9.0%	408	3.6%	332	3.9%	191	2.3%
Commercial and industrial	5,618	48.3%	4,693	46.3%	8,540	75.7%	5,870	69.4%	5,526	67.3%
Consumer	76	0.7%	103	1.0%	75	0.7%	81	1.0%	159	1.9%
Other	698	6.0%	575	5.7%	103	0.9%	80	0.9%	536	6.5%
Total allowance for loan and lease losses	$11,634	100.0%	$10,132	100.0%	$11,282	100.0%	$8,459	100.0%	$8,214	100.0%

Changes in the allocation of the allowance from year to year in various categories are influenced by the level of net charge-offs in respective categories and other factors including, but not limited to, an evaluation of the impact of current economic conditions and trends, risk allocations tied to specific loans or groups of loans and changes in qualitative allocations.  Management believes that allocations for each loan category are reasonable and reflective of risk inherent in the portfolio.

Deposits

Client deposits are the primary funding source for our loan growth. The following table presents the average balance and average rate paid on deposits for each of the following categories for the periods indicated (dollars in thousands).

	Year ended December 31,
	2016		2015		2014
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Types of Deposits:
Noninterest-bearing demand deposits	$189,270	0.00%	$176,577	0.00%	$139,312	0.00%
Interest-bearing demand deposits	269,113	0.55%	143,939	0.52%	111,725	0.54%
Money market accounts	443,378	0.64%	461,473	0.59%	445,232	0.61%
Savings accounts	2,495	0.15%	4,149	0.33%	8,752	0.50%
Time deposits, $100,000 and over	149,674	0.89%	150,434	0.83%	166,808	0.91%
Time deposits, less than $100,000	44,207	1.69%	47,101	1.66%	50,839	1.58%
Total deposits	$1,098,137	0.59%	$983,673	0.56%	$922,668	0.62%

Total average deposits increased 11.6% in 2016 compared to 2015 and 6.6% in 2015 compared to 2014 as we focus on building and expanding client relationships.

The following table presents the maturities of our certificates of deposit as of December 31, 2016 (in thousands).

	December 31, 2016
	Three months or less	Over three through six months	Over six through twelve months	Over twelve months	Total
$100,000 or more	$91,966	$9,439	$15,150	$25,944	$142,499
Less than $100,000	2,043	982	5,729	32,375	41,129
Total	$94,009	$10,421	$20,879	$58,319	$183,628

Capital Adequacy

As of December 31, 2016, CapStar Financial’s capital ratios were as follows.

	Well Capitalized	December 31, 2016
Total risk-based capital	10.0%	12.6%
Tier 1 risk-based capital	8.0%	11.6%
Common equity tier 1 capital	6.5%	10.9%
Tier 1 leverage	5.0%	10.5%

On September 21, 2016, the SEC declared effective our registration statement on Form S-1 registering shares of our common stock. On September 27, 2016, we completed the initial public offering of 2,972,750 shares of our common stock. Of the 2,972,750 shares sold, 1,688,049 shares were sold by us and 1,284,701 shares were sold by certain selling shareholders. Of the 1,284,701 shares sold by certain selling shareholders, 731,707 were from preferred shares converted to common shares and 79,166 from the cashless exercise of 250,000 common share warrants.  We received net proceeds of approximately $21.6 million from the offering, after deducting the underwriting discounts and offering expenses. We did not receive any proceeds from the sale of shares by the selling shareholders.

See Note 15 to the “Notes to Consolidated Financial Statements” for additional information related to our capital position.

Market and Liquidity Risk Management

Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of established liquidity, loan, investment, borrowing, and capital policies. Our ALCO is charged with the responsibility of monitoring these policies, which are designed to ensure an acceptable composition of asset/liability mix. Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management.

Interest Rate Simulation Sensitivity Analysis

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

We use earnings at risk (“EAR”) simulations to assess the impact of changing rates on earnings under a variety of scenarios and time horizons. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments.  These simulations utilize both instantaneous and parallel changes in the level of interest rates, as well as non-parallel changes such as changing slopes and twists of the yield curve.  Static simulation models are based on current exposures and assume a constant balance sheet with no new growth.  Dynamic simulation models are also utilized that rely on detailed assumptions regarding changes in existing lines of business, new business, and changes in management and client behavior.  By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time. The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.

At December 31, 2016, our EAR static simulation results indicated that our balance sheet is asset sensitive to parallel shifts in interest rates. This indicates that our assets generally reprice faster than our liabilities, which results in a favorable impact to net interest income when market interest rates increase. Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity and decay rates, and key rate drivers. Because of the inherent use of these estimates and assumptions in the model, our actual results may, and most likely will, differ from our static EAR results. In addition, static EAR results do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates or client behavior. For example, as part of our asset/liability management strategy, management has the ability to increase asset duration and/or decrease liability duration in order to reduce asset sensitivity, or to decrease asset duration and/or increase liability duration in order to increase asset sensitivity.

The following table illustrates the results of our EAR analysis to determine the extent to which our net interest income over the next 12 months would change if prevailing interest rates increased or decreased by the specified amounts.

Net interest income change
Increase 200bp	5.4%
Increase 100bp	2.4
Decrease 100bp	(6.1)
Decrease 200bp	(9.0)

Liquidity Risk Management

Liquidity risk is the risk that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding.  To manage liquidity risk, management has established a comprehensive management process for identifying, measuring, monitoring and controlling liquidity risk.  Because of its critical importance to the viability of the Company, liquidity risk management is fully integrated into our risk management processes. Critical elements of our liquidity risk management include: effective corporate governance consisting of oversight by the board of directors and active involvement by management; appropriate strategies, policies, procedures, and limits used to manage and mitigate liquidity risk; comprehensive liquidity risk measurement and monitoring systems (including assessments of the current and prospective cash flows or sources and uses of funds) that are commensurate with the complexity and business activities of the bank; active management of intraday liquidity and collateral; an appropriately diverse mix of existing and potential future funding sources; adequate levels of highly liquid marketable securities free of legal, regulatory, or operational impediments, that can be used to meet liquidity needs in stressful situations; comprehensive contingency funding plans that sufficiently address potential adverse liquidity events and emergency cash flow requirements; and internal controls and internal audit processes sufficient to determine the adequacy of the institution’s liquidity risk management process.

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

Our most liquid assets are comprised of cash and due from banks, available-for-sale marketable investment securities and federal funds sold. The fair value of the available-for-sale investment portfolio was $182.4 million at December 31, 2016. We pledge portions of our investment securities portfolio to secure public fund deposits, derivative positions and Federal Home Loan Bank advances. At December 31, 2016, total investment securities pledged for these purposes comprised 57% of the estimated fair value of the entire investment portfolio, leaving $98.8 million of unpledged securities.

We have a large base of non-maturity customer deposits, defined as demand, savings, and money market deposit accounts. At December 31, 2016, such deposits totaled $904.2 million and represented 82% of our total deposits. Because these deposits are less volatile and are often tied to other products through long lasting relationships they do not put heavy pressure on liquidity. However, when market conditions improve, these balances will likely decrease, putting some strain on our liquidity position. As a counter measure, management believes it has the ability to increase deposits by offering rates slightly higher than market rates.

Other sources of funds available to meet daily needs include FHLB advances. As a member of the FHLB of Cincinnati, the Company has access to credit products offered by the FHLB. The Company views these borrowings as a low cost alternative to other time deposits. At December 31, 2016, available credit from the FHLB totaled $122.1 million. Additionally, the Company had available federal funds purchased lines with correspondent banks totaling $110.0 million at December 31, 2016.

The Company’s principal source of cash revenues is dividends paid to it as sole shareholder of the Bank. At December 31, 2016, the Bank may pay up to $22.1 million in dividends to the Company without regulatory approval subject to the ongoing capital requirements of the Bank.

Accordingly, management believes that our funding sources were at sufficient levels to satisfy our short-term and long-term liquidity needs.

Contractual Obligations

The following table presents additional information about contractual obligations as of December 31, 2016, which by their terms have contractual maturity and termination dates subsequent to December 31, 2016 (in thousands).

Contractual Obligations:	Due in 1 year or less	Due after 1 through 3 years	Due after 3 through 5 years	Due after 5 years	Total
FHLB advances	$55,000	$—	$—	$—	$55,000
Certificates of deposits $100,000 or more	116,519	16,704	9,272	5	142,500
Certificates of deposits less than $100,000	8,790	30,609	1,710	19	41,128
Operating leases	868	2,129	1,919	10,542	15,458
Total	$181,177	$49,442	$12,901	$10,566	$254,086

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions that, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our clients. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in our consolidated balance sheets. Most of these commitments mature within two years and are expected to expire without being drawn upon. Standby letters of credit are included in the determination of the amount of risk-based capital that the Company and the Bank are required to hold.

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

Our off-balance sheet arrangements are summarized in the following table for the periods indicated (in thousands).

	Contract or notional amount
	December 31, 2016	December 31, 2015	December 31, 2014
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$508,990	$384,837	$342,344
Standby letters of credit	10,886	13,450	15,187
Total	$519,876	$398,287	$357,531

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

The following table presents a reconciliation of tangible common equity, tangible common equity to total tangible assets and tangible book value per share of common stock to the most directly comparable GAAP financial measures (dollars in thousands, except per share data).

	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013	December 31, 2012
Total equity	$139,207	$108,586	$102,651	$96,191	$100,477
Less core deposit intangible	(71)	(125)	(179)	(233)	(287)
Less goodwill	(6,219)	(6,219)	(6,219)	(51)	(30)
Less preferred equity	(9,000)	(16,500)	(16,500)	(16,500)	(16,500)
Tangible common equity	$123,917	$85,742	$79,753	$79,407	$83,660
Total assets	$1,333,675	$1,206,800	$1,128,395	$1,008,709	$1,031,755
Less core deposit intangible	(71)	(125)	(179)	(233)	(287)
Less goodwill	(6,219)	(6,219)	(6,219)	(51)	(30)
Total tangible assets	$1,327,385	$1,200,456	$1,121,997	$1,008,425	$1,031,438
Total shareholders' equity to total assets	10.44%	9.00%	9.10%	9.54%	9.74%
Tangible common equity ratio	9.34%	7.14%	7.11%	7.87%	8.11%
Total shares of common stock outstanding	11,204,515	8,577,051	8,471,516	8,353,087	8,705,283
Book value per share of common stock	$11.62	$10.74	$10.17	$9.54	$9.65
Tangible book value per share of common stock	11.06	10.00	9.41	9.51	9.61

Recently Issued Accounting Pronouncements

Recently issued accounting pronouncements are discussed in Note 1 to the “Notes to Consolidated Financial Statements” in this Report.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, on pages 38 through 54 and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors

CapStar Financial Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of CapStar Financial Holdings, Inc. (the Bank) as of December 31, 2016 and 2015, and the related consolidated statements of income and comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CapStar Financial Holdings, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Nashville, Tennessee

March 13, 2017

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Balance Sheets

	December 31, 2016	December 31, 2015
Assets
Cash and due from banks	$9,133,502	$8,265,287
Interest-bearing deposits in financial institutions	54,322,823	85,189,846
Federal funds sold	16,654,481	6,729,708
Total cash and cash equivalents	80,110,806	100,184,841
Securities available for sale, at fair value	182,354,987	173,382,957
Securities held to maturity, fair value of $49,731,169, and $46,458,841 at December 31, 2016 and 2015, respectively	46,863,640	43,093,951
Loans held for sale	42,110,581	35,729,353
Loans and leases	935,250,703	808,396,064
Less allowance for loan and lease losses	(11,633,531)	(10,131,729)
Loans, net	923,617,172	798,264,335
Premises and equipment, net	5,350,226	4,896,447
Restricted equity securities	6,031,700	5,413,500
Accrued interest receivable	3,941,609	3,029,550
Goodwill	6,218,867	6,218,867
Core deposit intangible	70,912	125,045
Other real estate owned	—	216,254
Deferred tax assets	12,956,059	12,849,508
Bank owned life insurance	21,900,465	21,299,068
Other assets	2,148,039	2,096,603
Total assets	$1,333,675,063	$1,206,800,279
Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$197,787,618	$190,580,468
Interest-bearing	299,620,783	189,982,675
Savings and money market accounts	447,685,909	437,214,054
Time	183,627,943	220,683,113
Total deposits	1,128,722,253	1,038,460,310
Securities sold under repurchase agreements	—	3,755,000
Federal Home Loan Bank advances	55,000,000	45,000,000
Accrued interest payable	211,578	176,540
Other liabilities	10,533,836	10,822,322
Total liabilities	1,194,467,667	1,098,214,172
Shareholders’ equity:
Series A convertible preferred stock, $1 par value; 5,000,000 shares authorized; 878,049 and 1,609,756 shares issued and outstanding at December 31, 2016 and 2015, respectively	878,049	1,609,756
Common stock, voting, $1 par value; 20,000,000 shares authorized; 11,204,515 and 8,577,051 shares issued and outstanding at December 31, 2016 and 2015, respectively	11,204,515	8,577,051
Additional paid-in capital	116,142,894	95,277,969
Retained earnings	17,132,489	8,035,711
Accumulated other comprehensive loss, net of income tax	(6,150,551)	(4,914,380)
Total shareholders’ equity	139,207,396	108,586,107
Total liabilities and shareholders’ equity	$1,333,675,063	$1,206,800,279

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Statements of Income

	Year Ended December 31,
	2016	2015	2014
Interest income:
Loans, including fees	$40,212,379	$34,844,200	$32,802,823
Securities:
Taxable	3,447,684	4,152,507	4,138,453
Tax-exempt	1,158,061	1,080,008	914,635
Federal funds sold	19,159	18,480	24,964
Restricted equity securities	280,985	268,171	258,300
Interest-bearing deposits in financial institutions	276,488	140,367	147,569
Total interest income	45,394,756	40,503,733	38,286,744
Interest expense:
Interest-bearing deposits	1,489,470	748,082	599,309
Savings and money market accounts	2,859,064	2,732,985	2,753,858
Time deposits	2,084,771	2,031,267	2,322,462
Federal funds purchased	21,612	23,687	6,771
Securities sold under agreements to repurchase	1,311	14,625	26,496
Federal Home Loan Bank advances	475,308	179,866	162,000
Total interest expense	6,931,536	5,730,512	5,870,896
Net interest income	38,463,220	34,773,221	32,415,848
Provision for loan and lease losses	2,828,633	1,650,675	3,868,855
Net interest income after provision for loan and lease losses	35,634,587	33,122,546	28,546,993
Noninterest income:
Service charges on deposit accounts	1,108,153	909,698	1,079,931
Loan commitment fees	1,118,565	822,162	941,218
Net gain on sale of securities	120,873	55,023	13,457
Mortgage banking income	7,375,064	5,961,766	4,067,013
Other noninterest income	1,361,794	1,134,861	1,317,623
Total noninterest income	11,084,449	8,883,510	7,419,242
Noninterest expense:
Salaries and employee benefits	20,460,510	19,278,328	17,474,156
Data processing and software	2,372,854	2,316,707	2,566,371
Professional fees	1,553,680	1,469,031	1,357,368
Occupancy	1,498,405	1,538,157	1,511,687
Equipment	1,743,340	1,598,156	1,259,000
Regulatory fees	1,090,735	914,959	940,842
Other operating	4,409,324	3,861,435	3,452,681
Total noninterest expense	33,128,848	30,976,773	28,562,105
Income before income taxes	13,590,188	11,029,283	7,404,130
Income tax expense	4,493,410	3,469,847	2,412,386
Net income	$9,096,778	$7,559,436	$4,991,744
Per share information:
Basic net income per share of common stock	$0.98	$0.89	$0.59
Diluted net income per share of common stock	$0.81	$0.73	$0.49
Weighted average shares outstanding:
Basic	9,328,236	8,538,970	8,456,386
Diluted	11,212,026	10,381,895	10,281,044

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Statements of Comprehensive Income

	Year Ended December 31,
	2016	2015	2014
Net income	$9,096,778	$7,559,436	$4,991,744
Other comprehensive income (loss):
Unrealized gains (losses) on securities available for sale:
Unrealized holding gains (losses) arising during the period	(1,180,928)	(945,994)	3,497,157
Reclassification adjustment for gains included in net income	(120,873)	(55,023)	(13,457)
Tax effect	498,460	383,289	(1,333,909)
Net of tax	(803,341)	(617,728)	2,149,791
Unrealized losses on securities transferred to held to maturity:
Reclassification adjustment for losses included in net income	166,879	166,879	166,879
Tax effect	(63,898)	(63,898)	(63,898)
Net of tax	102,981	102,981	102,981
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	(330,209)	(1,485,799)	(3,695,434)
Reclassification adjustment for losses included in net income	416,148	37,181	—
Tax effect	(621,750)	(117,626)	1,414,982
Net of tax	(535,811)	(1,566,244)	(2,280,452)
Other comprehensive income (loss)	(1,236,171)	(2,080,991)	(27,680)
Comprehensive income	$7,860,607	$5,478,445	$4,964,064

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

	Preferred	Common Stock		Additional paid-in	Retained earnings (accumulated	Accumulated other comprehensive	Total shareholders’
	stock	Shares	Amount	capital	deficit)	income (loss)	equity
Balance December 31, 2013	$1,609,756	8,353,087	$8,353,087	$93,549,260	$(4,515,469)	$(2,805,709)	$96,190,925
Issuance of restricted common stock, net of forfeitures	—	10,929	10,929	(10,929)	—	—	—
Stock-based compensation expense	—	—	—	261,035	—	—	261,035
Excess tax benefit from stock compensation	—	—	—	12,349	—	—	12,349
Issuance of common stock pursuant to acquisition of Farmington Financial Group, LLC	—	100,000	100,000	1,048,000	—	—	1,148,000
Exercise of employee common stock options	—	7,500	7,500	67,500	—	—	75,000
Net income	—	—	—	—	4,991,744	—	4,991,744
Other Comprehensive loss	—	—	—	—	—	(27,680)	(27,680)
Balance December 31, 2014	$1,609,756	8,471,516	$8,471,516	$94,927,215	$476,275	$(2,833,389)	$102,651,373
Issuance of restricted common stock, net of forfeitures	—	104,535	104,535	(104,535)	—	—	—
Stock-based compensation expense	—	—	—	438,003	—	—	438,003
Excess tax benefit from stock compensation	—	—	—	8,286	—	—	8,286
Exercise of employee common stock options	—	1,000	1,000	9,000	—	—	10,000
Net income	—	—	—	—	7,559,436	—	7,559,436
Other Comprehensive loss	—	—	—	—	—	(2,080,991)	(2,080,991)
Balance December 31, 2015	$1,609,756	8,577,051	$8,577,051	$95,277,969	$8,035,711	$(4,914,380)	$108,586,107
Issuance of restricted common stock, net of forfeitures and withholdings to satisfy employee tax obligations	—	99,560	99,560	(133,183)	—	—	(33,623)
Stock-based compensation expense	—	—	—	842,451	—	—	842,451
Excess tax benefit from stock compensation	—	—	—	61,217	—	—	61,217
Exercise of employee common stock options	—	8,125	8,125	88,181	—	—	96,306
Issuance of common stock	—	1,688,049	1,688,049	19,874,667	—	—	21,562,716
Conversion of preferred stock	(731,707)	731,707	731,707	—	—	—	—
Exercise of common stock warrants	—	100,023	100,023	131,592	—	—	231,615
Net income	—	—	—	—	9,096,778	—	9,096,778
Other Comprehensive loss	—	—	—	—	—	(1,236,171)	(1,236,171)
Balance December 31, 2016	$878,049	11,204,515	$11,204,515	$116,142,894	$17,132,489	$(6,150,551)	$139,207,396

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$9,096,778	$7,559,436	$4,991,744
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan and lease losses	2,828,633	1,650,675	3,868,855
Accretion of discounts on acquired loans and deferred fees	(1,710,051)	(2,236,662)	(1,940,116)
Depreciation and amortization	422,478	505,520	625,040
Net amortization of premiums on investment securities	1,526,957	1,466,948	1,232,627
Securities gains, net	(120,873)	(55,023)	(13,457)
Mortgage banking income	(7,375,064)	(5,961,766)	(4,067,013)
Net (gain) loss on disposal of premises and equipment	—	(28,381)	836
Net (gain) loss on sale of other real estate owned	(157,184)	3,506	178,214
Stock-based compensation	842,451	438,004	261,035
Excess tax benefit from stock compensation	(61,217)	(8,286)	(12,349)
Deferred income tax (benefit) expense	(293,739)	506,672	461,694
Origination of loans held for sale	(522,036,970)	(422,323,041)	(253,099,211)
Proceeds from loans held for sale	523,030,806	407,941,300	245,891,363
Net (increase) decrease in accrued interest receivable and other assets	(1,538,577)	101,973	(879,093)
Net increase (decrease) in accrued interest payable and other liabilities	1,812,670	1,091,096	(4,483,619)
Net cash provided by (used in) operating activities	6,267,098	(9,348,029)	(6,983,450)
Cash flows from investing activities:
Activities in securities available for sale:
Purchases	(81,946,658)	(57,704,023)	(163,194,507)
Sales	46,700,357	90,445,352	161,603,143
Maturities, prepayments and calls	23,644,239	28,151,835	25,777,185
Activities in securities held to maturity:
Purchases	(5,336,200)	—	(2,512,122)
Maturities, prepayments and calls	1,655,537	833,198	704,041
Purchase of restricted equity securities	(618,200)	(348,550)	(170,100)
Net increase in loans	(126,471,419)	(95,883,666)	(85,892,972)
Purchase of premises and equipment	(813,401)	(30,778)	(302,609)
Proceeds from the sale of premises and equipment	—	233,387	—
Proceeds from sale of other real estate	373,438	354,840	790,161
Purchase of bank owned life insurance	—	—	(5,000,000)
Cash paid in acquisition of Farmington Financial Group, LLC	—	—	(3,000,000)
Net cash used in investing activities	(142,812,307)	(33,948,405)	(71,197,780)
Cash flows from financing activities:
Net increase in deposits	90,261,943	57,403,652	101,891,830
Proceeds from Federal Home Loan Bank advances	55,000,000	25,000,000	—
Payments on Federal Home Loan Bank advances	(45,000,000)	—	—
Issuance of common stock	21,562,716	—	—
Exercise of common stock options and warrants, net of repurchase of restricted shares	294,298	10,000	75,000
Excess tax benefit from stock compensation	61,217	8,286	12,349
Termination of interest rate swap agreement	(1,954,000)	(1,793,000)	—
Net decrease in repurchase agreements	(3,755,000)	(11,082,000)	5,343,000
Net cash provided by financing activities	116,471,174	69,546,938	107,322,179
Net increase (decrease) in cash and cash equivalents	(20,074,035)	26,250,504	29,140,949
Cash and cash equivalents at beginning of period	100,184,841	73,934,337	44,793,388
Cash and cash equivalents at end of period	$80,110,806	$100,184,841	$73,934,337
Supplemental disclosures of cash paid:
Interest paid	$6,896,499	$5,768,230	$5,926,316
Income taxes	4,113,908	2,081,723	1,768,256
Supplemental disclosures of noncash transactions:
Loans charged off to the allowance for loan and lease losses	$1,451,570	$3,205,671	$1,147,442
Transfer of loans to other real estate	$—	$—	$91,975
Common stock issued in acquisition of Farmington Financial Group, LLC	$—	$—	$1,148,000

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements as of and for the period ended December 31, 2016 include CapStar Financial Holdings, Inc. and it’s wholly owned subsidiary, CapStar Bank (the “Bank”, together referred to as the “Company”). Significant intercompany transactions and accounts are eliminated in consolidation.  The financial statements as of and for the two year period ended December 31, 2015 only include CapStar Bank because the share exchange pursuant to which CapStar Financial Holdings, Inc., a bank holding company and a Tennessee corporation, became the parent company of CapStar Bank had not yet taken place.  On February 5, 2016, CapStar Financial Holdings, Inc. acquired all of the Bank’s issued and outstanding shares of common stock, preferred stock, common stock options and warrants, and the Bank became the wholly owned subsidiary of CapStar Financial Holdings, Inc. (the “Share Exchange”).

The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (GAAP) and conform to general practices within the banking industry.

Nature of Operations

Through the Bank, the Company provides full banking services to consumer and corporate customers located primarily in Davidson, Sumner, Williamson, and the surrounding counties in Tennessee. The Bank operates under a state bank charter and is a member of the Federal Reserve System. As a state member bank, the Bank is subject to regulations of the Tennessee Department of Financial Institutions, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and the Federal Deposit Insurance Corporation.

Initial Public Offering

On September 21, 2016, the Securities and Exchange Commission (SEC) declared effective our registration statement on Form S-1 registering the shares of our common stock. On September 27, 2016, we completed the initial public offering of 2,972,750 shares of our common stock. Of the 2,972,750 shares sold, 1,688,049 shares were sold by us and 1,284,701 shares were sold by certain selling shareholders. Of the 1,284,701 shares sold by certain selling shareholders, 731,707 were from preferred shares converted to common shares and 79,166 from the cashless exercise of 250,000 common share warrants.  We received net proceeds of approximately $21.6 million from the offering, after deducting the underwriting discounts and commissions and offering expenses. We did not receive any proceeds from the sale of shares by the selling shareholders.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, determination of impairment of intangible assets, including goodwill, the valuation of our investment portfolio, deferred tax assets and estimated liabilities.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits in financial institutions and federal funds sold. Generally, federal funds sold are purchased and sold for one-day periods. The Company maintains deposits in excess of the federal insurance amounts with other financial institutions. Management makes deposits only with financial institutions it considers to be financially sound.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Securities

The Bank accounts for securities under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 320, Investments – Debt and Equity Securities. Under the provisions of FASB ASC 320, securities are to be classified in three categories and accounted for as follows:

Securities Held to Maturity - Debt securities are classified as held to maturity securities when the Bank has the positive intent and ability to hold the securities to maturity.  Securities held to maturity are carried at amortized cost.

Trading Securities - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. No securities have been classified as trading securities.

Securities Available for Sale - Debt and equity securities not classified as either held to maturity securities or trading securities are classified as available for sale securities. Securities available for sale are carried at estimated fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity in other comprehensive income (loss).

Interest income includes amortization of purchase premiums or discounts. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Realized gains and losses from the sales of securities are recorded on the trade date and determined using the specific-identification method.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, the financial condition and near-term prospects of the issuer and any collateral underlying the relevant security. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: (1) OTTI related to credit loss, which must be recognized in the income statement and (2) OTTI related to other factors, which is recognized in other comprehensive income (loss). The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Realized gains and losses are recognized when legal title of the loan has transferred to the investor and sales proceeds have been received and are reflected in the accompanying statement of income in gain on sale of loans, net of related costs such as commission expenses. The Company does not securitize mortgage loans and does not retain the servicing for loans sold.

Loans

The Company has six classes of loans for financial reporting purposes: commercial real estate, consumer real estate, construction and land development, commercial and industrial, consumer and other. The appropriate classification is determined based on the underlying collateral utilized to secure each loan.

Commercial real estate loans are categorized as such based on investor exposures where repayment is largely dependent upon the operation, refinance, or sale of the underlying real estate. Commercial real estate also includes owner occupied commercial real estate.

Consumer real estate consists primarily of 1-4 family residential properties including home equity lines of credit.

Construction and land development loans include loans where the repayment is dependent on the successful operation of the related real estate project. Construction and land development loans include 1-4 family

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

construction projects and commercial construction endeavors such as warehouses, apartments, office and retail space and land acquisition and development.

Commercial and industrial loans include loans to business enterprises issued for commercial, industrial and/or other professional purposes.

Consumer loans include all loans issued to individuals not included in the consumer real estate class.

Other loans include all loans not included in the classes of loans above and leases.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs, and an allowance for loan and lease losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well secured and in process of collection. Consumer loans and any accrued interest is typically charged off no later than 180 days past due. Past-due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful and collection is highly questionable. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Loans can also be returned to accrual status when they become well secured and in the process of collection.

Acquired Loans

Acquired loans are accounted for under the acquisition method of accounting. The acquired loans are recorded at their estimated fair values as of the acquisition date. Fair value of acquired loans is determined using a discounted cash flow model based on assumptions regarding the amount and timing of principal and interest payments, estimated prepayments, estimated default rates, estimated loss severity in the event of defaults, and current market rates. Estimated credit losses are included in the determination of fair value; therefore, an allowance for loan and lease losses is not recorded on the acquisition date.

An acquired loan is considered impaired when there is evidence of credit deterioration since origination and it is probable at the date of acquisition that the Bank will be unable to collect all contractually required payments.

Acquired impaired loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as loan type and risk rating. The Company estimates the amount and timing of expected cash flows for each loan or pool, and the expected cash flows in excess of amount paid (fair value) is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference). Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded as a provision for loan and lease losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

Acquired non-impaired loans are recorded at their initial fair value and adjusted for subsequent advances, pay downs, amortization or accretion of any premium or discount on purchase, charge-offs and additional provisioning that may be required.

Allowance for Loan and Lease Losses

The allowance for loan and lease losses (“ALLL”) is maintained at a level that management believes to be adequate to absorb expected loan and lease losses inherent in the loan portfolio as of the balance sheet date. The allowance for loan and lease losses is a valuation allowance for estimated credit losses inherent in the loan and lease portfolio, increased by the provision for loan and lease losses and decreased by charge-offs, net of recoveries. Quarterly, the Company estimates the allowance required using peer group loss experience, the nature and volume of the portfolio, information

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

about specific borrower situations and estimated collateral values, economic conditions, and other factors. The Company’s historical loss experience is based on the actual loss history by class of loan for comparable peer institutions due to the Company’s limited loss history. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Loan and lease losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries are credited to the allowance for loan and lease losses.

The Company also considers the results of the external independent loan review when assessing the adequacy of the allowance and incorporates relevant loan review results in the loan impairment and overall adequacy of allowance determinations. Furthermore, regulatory agencies periodically review the Company’s allowance for loan and lease losses and may require the Company to record adjustments to the allowance based on their judgment of information available to them at the time of their examinations.

Additional considerations are included in the determination of the adequacy of the allowance based on the continuous review conducted by relationship managers and credit department personnel. The Company’s loan policy requires that each customer relationship wherein total exposure exceeds $1.5 million be subject to a formal credit review at least annually. Should these reviews identify potential collection concerns, appropriate adjustments to the allowance may be made.

The allowance consists of specific and general components as discussed below. While the allowance consists of separate components, these terms are primarily used to describe a process. Both portions of the allowance are available to provide for inherent losses in the entire portfolio.

Specific Component

The specific component relates to loans that are individually determined to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings (“TDRs”) and classified as impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Loans meeting any of the following criteria are individually evaluated for impairment: risk rated substandard (as defined in Note 4), on non-accrual status or past due greater than 90 days. If a loan is impaired, a portion of the allowance is allocated based on the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral less costs to sell if repayment is expected solely from the collateral. Changes to the valuation allowance are recorded as a component of the provision for loan and lease losses.

TDRs are individually evaluated for impairment and included in the separately identified impairment disclosures. TDRs are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral less costs to sell.

General Component

The general component of the allowance for loan and lease losses covers loans that are collectively evaluated for impairment. Large groups of homogeneous loans are collectively evaluated for impairment, and accordingly, they are not included in the separately identified impairment disclosures. The general allowance component also includes loans that are individually identified for impairment evaluation but are not considered impaired. The general component is based on historical loss experience adjusted for current factors. Due to the Company’s limited loss history, the historical loss experience is based on the actual loss history by class of loan for comparable peer institutions.

The Company utilized a 24 quarter look-back period as of December 31, 2015. Subsequently, the Company increased its look-back period for a total of 28 quarters as of December 31, 2016. In the current economic environment, management believes the extension of the look-back period was ncessary in order to capture sufficient loss

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

observations to develop a reliable loss estimate of credit losses.  This extension of the historical look-back period to capture the historical loss experience of peer banks was applied to all classes and segments of our loan portfolio.

The actual loss experience is supplemented with other environmental factors that capture changes in trends, conditions, and other relevant factors that may cause estimated credit losses as of the evaluation date to differ from historical loss experience. The allocation for environmental factors is by nature subjective. These amounts represent estimated probable inherent credit losses, which exist but have not been captured in the historical loss experience. The environmental factors include consideration of the following: changes in lending policies and procedures, economic conditions, nature and volume of the portfolio, experience of lending management, volume and severity of past due loans, quality of the loan review system, value of underlying collateral for collateral dependent loans, concentrations, and other external factors.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Bank, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized by the straight-line method based on the shorter of the asset lives or the expected lease terms. Useful lives for premises and equipment range from three to thirty-nine years.

These assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

The Company is the lessee with respect to several office locations. All such leases are accounted for as operating leases within the accompanying financial statements. These leases include rent escalation clauses. The Company expenses the costs associated with these escalating payments over the life of the expected lease term using the straight-line method. As of December 31, 2016, the deferred liability associated with these escalating rentals was approximately $161,000 and is included in other liabilities in the accompanying balance sheets.

Bank Owned Life Insurance

The Bank has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Securities Sold under Agreements to Repurchase

The Bank enters into sales of securities under agreements to repurchase at a specified future date. Such repurchase agreements are considered financing arrangements and, accordingly, the obligation to repurchase assets sold is reflected as a liability in the balance sheets of the Bank. Repurchase agreements are collateralized by debt securities which are owned and under the control of the Bank.

Goodwill and Other Intangible Assets

Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. The Company has selected October 31st as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the balance sheet.

Other intangible assets consist of core deposit intangible assets arising from whole bank acquisitions and are amortized on an accelerated method over their estimated useful lives, which range from five to six years.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Other Real Estate Owned

Other real estate owned (“OREO”) includes assets that have been acquired in satisfaction of debt through foreclosure and are recorded at estimated fair value less the estimated cost of disposition. Fair value is based on independent appraisals and other relevant factors. Valuation adjustments required at foreclosure are charged to the allowance for loan and lease losses. Subsequent to foreclosure, additional losses resulting from the periodic revaluation of the property are charged to other real estate expense. Costs of operating and maintaining the properties and any gains or losses recognized on disposition are also included in other real estate expense. Improvements made to properties are capitalized if the expenditures are expected to be recovered upon the sale of the properties.

Restricted Equity Securities

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest additional amounts. FHLB stock is carried at cost, classified as a restricted equity security, and periodically evaluated for impairment based on an assessment of the ultimate recovery of par value. Both cash and stock dividends are reported as income.

The Bank is also a member of the Federal Reserve System, and as such, holds stock of the Federal Reserve Bank of Atlanta (“Federal Reserve Bank”). Federal Reserve Bank stock is carried at cost, classified as a restricted equity security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Income Taxes

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The Company’s tax returns remain open to audit under the statute of limitations by the IRS and various states for the years ended December 31, 2013 through 2016.  It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

Stock-Based Compensation

Stock-based compensation expense is recognized based on the fair value of the portion of stock-based payment awards that are ultimately expected to vest, reduced for estimated forfeitures. Forfeitures are estimated at the time of grant and revised, if necessary, in subsequent periods, if actual forfeitures differ from those estimates. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation expense is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation expense is recognized on a straight-line basis over the requisite service period for the entire award. For awards with performance vesting criteria, anticipated performance is projected to determine the number of awards expected to vest, and the corresponding aggregate expense is adjusted to reflect the elapsed portion of the performance period.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $252,000, $310,000 and $460,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Derivative Instruments

Derivative instruments are recorded on the balance sheet at their respective fair values. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

part of a hedging relationship. If the derivative instrument is not designated as a hedge, the gain or loss on the derivative instrument is recognized in earnings in the period of change.

The Bank enters into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these arrangements to meet customer needs, the Bank enters into offsetting positions with large U.S. financial institutions in order to minimize risk to the Bank. These swaps are derivatives, but are not designated as hedging instruments.

The Bank also has forward starting cash flow hedges to manage its future interest rate exposure. These derivative contracts have been designated as hedges and, as such, changes in the fair value of these derivative instruments are recorded in other comprehensive income (loss). The Bank prepares written hedge documentation for all derivatives which are designated as hedges. The written hedge documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management’s assertion that the hedge will be highly effective.

The effective portion of the changes in the fair value of a derivative that is highly effective and that has been designated and qualifies as a cash flow hedge are initially recorded in accumulated other comprehensive income (loss) and subsequently reclassified into earnings in the same period during which the hedged item affects earnings. The ineffective portion, if any, would be recognized in current period earnings.

The Bank discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative is settled or terminates, or treatment of the derivative as a hedge is no longer appropriate or intended. When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income (loss) are amortized into earnings over the same periods which the hedged transactions will affect earnings.

Cash flows resulting from the derivative financial instruments that are accounted for as hedges are classified in the cash flow statement in the same category as the cash flows of the items being hedged.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, unrealized gains and losses on securities transferred to held to maturity and unrealized gains and losses on cash flow hedges which are also recognized as separate components of equity.

Fair Value Measurements

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

Restriction on Cash Balances

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with their applicable Federal Reserve Bank based principally on the type and amount of their deposits. The Bank was required to have a reserve balance of $40,902,000 and $27,105,000 at December 31, 2016 and 2015, respectively. The reserve balance that the Bank must maintain at the Federal Reserve Bank of Atlanta is included in interest-bearing deposits in financial institutions as of December 31, 2016 and 2015.

Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through March 13, 2017, which is the date the financial statements were available to be issued.

Income Per Common Share

Basic net income per share available to common stockholders (“EPS”) is computed by dividing net income available to common stockholders by the weighted average shares of common stock outstanding for the period. Diluted EPS

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The difference between basic and diluted weighted average shares outstanding is attributable to convertible preferred stock, common stock options and warrants. The dilutive effect of outstanding convertible preferred stock, common stock options and warrants is reflected in diluted EPS by application of the treasury stock method.

For the years ended December 31, 2016, 2015, and 2014 respectively, approximately 0, 203,000 and 133,000 of antidilutive stock options were excluded from the diluted earnings per share of common stock calculation under the treasury stock method.

The following is a summary of the basic and diluted earnings per share calculation for each of the following years (in thousands except share data):

	Year Ended December 31,
	2016	2015	2014
Basic net income per share calculation:
Numerator – Net income	$9,096,778	$7,559,436	$4,991,744
Denominator – Average shares of common stock outstanding	9,328,236	8,538,970	8,456,386
Basic net income per share	$0.98	$0.89	$0.59
Diluted net income per share calculation:
Numerator – Net income	$9,096,778	$7,559,436	$4,991,744
Denominator – Average shares of common stock outstanding	9,328,236	8,538,970	8,456,386
Dilutive shares contingently issuable	1,883,790	1,842,925	1,824,658
Average diluted shares of common stock outstanding	11,212,026	10,381,895	10,281,044
Diluted net income per share	$0.81	$0.73	$0.49

Recently Issued Accounting Pronouncements

ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers, which outlines a single comprehensive model for use in accounting for revenue arising from contracts with customers, and supersedes most current revenue recognition guidance. The ASU was originally effective for fiscal years and interim periods beginning after December 15, 2016. In August 2015, FASB issued ASU 2015-14 which delays the effective date. The effective date will be annual reporting periods beginning after December 15, 2017, and the interim periods within that year. The Company is evaluating the potential impact of adoption of ASU 2014-09.

ASU 2016-02, Leases

In February 2016, the FASB issued guidance in the form of a FASB ASU, “Leases”. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain optional practical expedients available. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact of the pending adoption of the new standard on the Company’s financial statements and disclosures.

ASU 2016-09, Compensation – Stock Compensation

In March 2016, the FASB amended existing guidance to simplify the accounting for share-based payment award transactions, including:  (a) income tax consequences; (b) classification of awards as either equity or liabilities; (c) classification on the statement of cash flows; and (d) policy election to estimate the number of awards that are expected to vest (current GAAP) or account for forfeitures when they occur.  Amendments related to the timing of when excess tax benefits are recognized, minimum statutory withholding requirements, forfeitures, and intrinsic value should be applied using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted.  Amendments related to the presentation of

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

employee taxes paid on the statement of cash flows when an employer withholds shares to meet the minimum statutory withholding requirement should be applied retrospectively.  Amendments requiring recognition of excess tax benefits and tax deficiencies in the income statement and the practical expedient for estimating the expected term should be applied prospectively.  An entity may elect to apply the amendments related to the presentation of excess tax benefits on the statement of cash flows using either a prospective transition method or a retrospective transition method.  The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods.  The adoption of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

ASU 2016-13, Financial Instruments – Credit Losses

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses, which outlines changes to replace the incurred loss impairment methodology currently in place with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to estimate credit losses. The ASU is effective for fiscal years and interim periods beginning after December 15, 2019. The adoption of ASU 2016-13 is expected to have a significant impact on the Bank’s operations and financial statements.

NOTE 2 – BUSINESS COMBINATIONS

On February 3, 2014, the Bank completed its acquisition of Farmington Financial Group, LLC (Farmington), a Tennessee limited liability company headquartered in Nashville, Tennessee. Farmington primarily originates residential real estate loans that are sold in the secondary market. The Bank acquired all the assets and liabilities of Farmington for approximately $6.4 million in total consideration. The operations of Farmington are included in the Bank’s financial statements beginning February 3, 2014. Pre-acquisition amounts in 2014 are not significant.

Goodwill of approximately $6.2 million arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies. At the time of acquisition, the amount of goodwill that was expected to be deductible for income taxes purposes was approximately $4.0 million. The following table summarizes the consideration paid for Farmington and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date (in thousands):

Consideration:
Cash	$3,000
Equity instruments	1,148
Contingent consideration	2,206
Fair value of total consideration transferred	$6,354
Fair value of assets acquired:
Loans held for sale	$4,111
Premises and equipment	102
Total assets acquired	4,213
Fair value of liabilities assumed:
Warehouse line of credit	3,996
Other liabilities	31
Total liabilities assumed	4,027
Total identifiable net assets acquired	186
Goodwill	6,168
$6,354

The fair value of loans held for sale was determined based on contracts with investors. Fair values for all other assets and liabilities assumed was based upon book value, which approximated fair value. Contingent consideration is based on a five year earn-out, payable annually. As of the acquisition date the total contingent consideration payable was estimated to range from $2.0 million to $4.2 million on an undiscounted basis. The fair value of contingent consideration is based on an income approach utilizing a discounted cash flow model.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 3 – INVESTMENT SECURITIES

Investment securities have been classified in the balance sheet according to management’s intent. The Company’s classification of securities at December 31, 2016 and 2015 was as follows (in thousands):

	December 31, 2016				December 31, 2015
	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value
Securities available for sale:
U. S. government agency securities	$9,517	$—	$(143)	$9,374	$19,562	$16	$(36)	$19,542
State and municipal securities	28,480	65	(632)	27,913	13,776	99	(7)	13,868
Mortgage-backed securities	126,637	17	(2,059)	124,595	119,828	13	(1,461)	118,380
Asset-backed securities	21,620	—	(1,147)	20,473	22,814	—	(1,221)	21,593
Total	$186,254	$82	$(3,981)	$182,355	$175,980	$128	$(2,725)	$173,383
Securities held to maturity:
State and municipal securities	$36,842	$2,784	$—	$39,626	$37,005	$3,245	$—	$40,250
Mortgage-backed securities	4,687	79	—	4,766	6,089	120	—	6,209
Other debt securities	5,335	11	(7)	5,339	—	—	—	—
Total	$46,864	$2,874	$(7)	$49,731	$43,094	$3,365	$—	$46,459

During the third quarter of 2013, approximately $36,789,000 of available for sale securities were transferred to the held to maturity category. The transfers of the securities into the held to maturity category from the available for sale category were made at fair value at the date of transfer. The unrealized holding loss at the date of the transfer continues to be reported in a separate component of shareholders’ equity and is being amortized over the remaining life of the securities as an adjustment of yield in a manner consistent with the amortization of the premiums and discounts.

The amortized cost and fair value of debt and equity securities at December 31, 2016, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due one to five years	$11,425	$11,319	$17,628	$18,500
Due five to ten years	21,077	20,841	16,732	17,761
Due beyond ten years	5,495	5,127	7,817	8,704
Mortgage-backed securities	126,637	124,595	4,687	4,766
Asset-backed securities	21,620	20,473	—	—
	$186,254	$182,355	$46,864	$49,731

Results from sales of debt and equity securities were as follows (in thousands):

	Year ended December 31
	2016	2015	2014
Available for sale:
Proceeds from sales of securities	$46,700	$90,445	$161,603
Gross realized gains	244	261	520
Gross realized losses	(123)	(206)	(507)

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Securities with a carrying value of $133,297,000 and $146,921,000 at December 31, 2016 and 2015, respectively, were pledged to collateralize public deposits, securities sold under repurchase agreements, derivative positions and Federal Home Loan Bank advances.

At December 31, 2016 and 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following tables show the Company’s securities with unrealized losses, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or more		Total
December 31, 2016	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
U. S. government agency securities	$9,374	$(143)	$—	$—	$9,374	$(143)
State and municipal securities	20,279	(632)	—	—	20,279	(632)
Mortgage-backed securities	110,563	(1,955)	4,150	(104)	114,713	(2,059)
Asset-backed securities	—	—	20,473	(1,147)	20,473	(1,147)
Other debt securities	2,029	(7)	—	—	2,029	(7)
Total temporarily impaired securities	$142,245	$(2,737)	$24,623	$(1,251)	$166,868	$(3,988)
December 31, 2015
U. S. government agency securities	$13,100	$(36)	$—	$—	$13,100	$(36)
State and municipal securities	3,099	(7)	—	—	3,099	(7)
Mortgage-backed securities	97,154	(1,068)	16,260	(393)	113,414	(1,461)
Asset-backed securities	—	—	21,593	(1,221)	21,593	(1,221)
Total temporarily impaired securities	$113,353	$(1,111)	$37,853	$(1,614)	$151,206	$(2,725)

Declines in the fair value of securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment of available for sale securities related to other factors is recognized in other comprehensive income (loss). In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses shown above are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other than temporarily impaired at December 31, 2016. There were no other-than-temporary impairments for the years ended December 31, 2016 and 2015.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

Loans at December 31, 2016 and 2015 were as follows (in thousands):

	December 31, 2016	December 31, 2015
Commercial real estate	$302,322	$251,197
Consumer real estate	97,015	93,785
Construction and land development	94,491	52,522
Commercial and industrial	379,620	353,442
Consumer	5,974	8,668
Other	56,796	50,197
Total	936,218	809,811
Less net unearned income	(967)	(1,415)
	935,251	808,396
Allowance for loan and lease losses	(11,634)	(10,132)
	$923,617	$798,264

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

At December 31, 2016, variable-rate and fixed-rate loans totaled $546,848,000 and $389,370,000, respectively. At December 31, 2015, variable-rate and fixed-rate loans totaled $401,800,000 and $408,011,000, respectively. Fixed-rate loans include certain variable-rate loans that have reached their respective floor rates.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes all commercial loans, and consumer relationships with an outstanding balance greater than $500,000, individually and assigns each loan a risk rating. This analysis is performed on a continual basis by the relationship managers and credit department personnel. On at least an annual basis an independent party performs a formal credit risk review of a sample of the loan portfolio. Among other things, this review assesses the appropriateness of the loan’s risk rating. The Company uses the following definitions for risk ratings:

Special Mention – A special mention asset possesses deficiencies or potential weaknesses deserving of management’s attention. If uncorrected, such weaknesses or deficiencies may expose the Company to an increased risk of loss in the future.

Substandard – A substandard asset is inadequately protected by the current sound net worth and paying capacity of the obligor or of the collateral pledged, if any. Assets so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if deficiencies are not corrected. Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard.

Doubtful – A doubtful asset has all weaknesses inherent in one classified substandard, with the added characteristic that weaknesses make collection or liquidation in full, on the basis of existing facts, conditions, and values, highly questionable and improbable. The probability of loss is extremely high, but certain important and reasonable specific pending factors which may work to the advantage and strengthening of the asset exist, therefore, its classification as an estimated loss is deferred until a more exact status may be determined. Pending factors include proposed merger, acquisition or liquidation procedures, capital injection, perfecting liens on additional collateral, and refinancing plans.

Loans not falling into the criteria above are considered to be pass-rated loans. The Company utilizes six loan grades within the pass risk rating.

The following table provides the risk category of loans by applicable class of loans as of December 31, 2016 and 2015 (in thousands):

	Performing Loans
December 31, 2016	Pass	Special Mention	Substandard	Total Performing	Total Impaired Loans	Total
Commercial real estate	$301,012	$—	$—	$301,012	$1,310	$302,322
Consumer real estate	96,722	—	293	97,015	—	97,015
Construction and land development	94,491	—	—	94,491	—	94,491
Commercial and industrial	349,857	11,035	16,419	377,311	2,309	379,620
Consumer	5,958	—	16	5,974	—	5,974
Other	56,796	—	—	56,796	—	56,796
Total	$904,836	$11,035	$16,728	$932,599	$3,619	$936,218
December 31, 2015
Commercial real estate	$249,249	$—	$—	$249,249	$1,948	$251,197
Consumer real estate	93,181	—	—	93,181	604	93,785
Construction and land development	52,522	—	—	52,522	—	52,522
Commercial and industrial	338,106	6,230	9,106	353,442	—	353,442
Consumer	8,543	—	—	8,543	125	8,668
Other	50,197	—	—	50,197	—	50,197
Total	$791,798	$6,230	$9,106	$807,134	$2,677	$809,811

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

None of the Company’s loans had a risk rating of “Doubtful” as of December 31, 2016 and 2015, respectively.

The following tables detail the changes in the ALLL from December 31, 2013 through December 31, 2016 by loan classification and the allocation of the ALLL (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Allowance for Loan and Lease Losses:
Balances, December 31, 2013	$1,408	$688	$332	$5,870	$81	$80	$8,459
Charged-off loans	(92)	(57)	—	(816)	(182)	—	(1,147)
Recoveries	—	21	—	52	28	—	101
Provision for loan and lease losses	219	(31)	76	3,434	148	23	3,869
Balances, December 31, 2014	$1,535	$621	$408	$8,540	$75	$103	$11,282
Collectively evaluated for impairment	$1,250	$448	$235	$6,140	$75	$103	$8,251
Individually evaluated for impairment	285	173	—	2,400	—	—	2,858
Loans acquired with deteriorated credit quality	—	—	173	—	—	—	173
Balances, December 31, 2014	$1,535	$621	$408	$8,540	$75	$103	$11,282
Loans:
Collectively evaluated for impairment	$217,628	$77,056	$45,058	$329,807	$7,911	$29,393	$706,853
Individually evaluated for impairment	2,165	592	—	3,806	—	—	6,563
Loans acquired with deteriorated credit quality	—	40	1,135	—	—	—	1,175
Balances, December 31, 2014	$219,793	$77,688	$46,193	$333,613	$7,911	$29,393	$714,591

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Allowance for Loan and Lease Losses:
Balances, December 31, 2014	$1,535	$621	$408	$8,540	$75	$103	$11,282
Charged-off loans	—	(173)	—	(3,033)	—	—	(3,206)
Recoveries	31	68	—	299	7	—	405
Provision for loan and lease losses	1,313	452	506	(1,113)	21	472	1,651
Balances, December 31, 2015	$2,879	$968	$914	$4,693	$103	$575	$10,132
Collectively evaluated for impairment	$2,314	$968	$914	$4,693	$103	$575	$9,567
Individually evaluated for impairment	565	—	—	—	—	—	565
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Balances, December 31, 2015	$2,879	$968	$914	$4,693	$103	$575	$10,132
Loans:
Collectively evaluated for impairment	$249,249	$93,181	$52,522	$353,442	$8,543	$50,197	$807,134
Individually evaluated for impairment	1,948	604	—	—	125	—	2,677
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Balances, December 31, 2015	$251,197	$93,785	$52,522	$353,442	$8,668	$50,197	$809,811

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Allowance for Loan and Lease Losses:
Balances, December 31, 2015	$2,879	$968	$914	$4,693	$103	$575	$10,132
Charged-off loans	(350)	—	—	(956)	(146)	—	(1,452)
Recoveries	52	—	—	23	50	—	125
Provision for loan and lease losses	74	45	660	1,858	69	123	2,829
Balances, December 31, 2016	$2,655	$1,013	$1,574	$5,618	$76	$698	$11,634
Collectively evaluated for impairment	$2,655	$1,013	$1,574	$5,118	$76	$698	$11,134
Individually evaluated for impairment	—	—	—	500	—	—	500
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Balances, December 31, 2016	$2,655	$1,013	$1,574	$5,618	$76	$698	$11,634
Loans:
Collectively evaluated for impairment	$301,012	$97,015	$94,491	$377,311	$5,974	$56,796	$932,599
Individually evaluated for impairment	1,310	—	—	2,309	—	—	3,619
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Balances, December 31, 2016	$302,322	$97,015	$94,491	$379,620	$5,974	$56,796	$936,218

The following table presents the allocation of the ALLL for each respective loan category with the corresponding percentage of loans in each category to total loans, net of deferred fees as of December 31, 2016 and 2015 (dollars in thousands):

	December 31, 2016		December 31, 2015
	Amount	Percent of total loans, net of deferred fees	Amount	Percent of total loans, net of deferred fees
Commercial real estate	$2,655	0.28%	$2,879	0.36%
Consumer real estate	1,013	0.11	968	0.12
Construction and land development	1,574	0.17	914	0.11
Commercial and industrial	5,618	0.60	4,693	0.58
Consumer	76	0.01	103	0.01
Other	698	0.07	575	0.07
Total allowance for loan and lease losses	$11,634	1.24%	$10,132	1.25%

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following table presents information related to impaired loans as of and for the years ended December 31, 2016 and 2015 (in thousands):

				Year Ended
	December 31, 2016			December 31, 2016
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate	$1,310	$1,686	$—	$655	$—
Consumer real estate	—	—	—	302	—
Construction and land development	—	—	—	—	—
Commercial and industrial	—	—	—	—	—
Consumer	—	—	—	63	—
Other	—	—	—	—	—
Subtotal	1,310	1,686	—	1,020	—
With an allowance recorded:
Commercial real estate	—	—	—	974	—
Consumer real estate	—	—	—	—	—
Construction and land development	—	—	—	—	—
Commercial and industrial	2,309	2,921	500	1,155	44
Consumer	—	—	—	—	—
Other	—	—	—	—	—
Subtotal	2,309	2,921	500	2,129	44
Total	$3,619	$4,607	$500	$3,148	$44

				Year End
	December 31, 2015			December 31, 2015
	Recorded investment	Unpaid principal balance	Related allowance	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate	$—	$—	$—	$42	$—
Consumer real estate	604	681	—	357	—
Construction and land development	—	—	—	—	—
Commercial and industrial	—	—	—	594	—
Consumer	125	125	—	63	5
Other	—	—	—	—	—
Subtotal	729	806	—	1,056	5
With an allowance recorded:
Commercial real estate	1,948	1,948	565	2,015	—
Consumer real estate	—	—	—	262	—
Construction and land development	—	—	—	568	—
Commercial and industrial	—	—	—	1,309	—
Consumer	—	—	—	—	—
Other	—	—	—	—	—
Subtotal	1,948	1,948	565	4,154	—
Total	$2,677	$2,754	$565	$5,210	$5

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Impaired loans include commercial

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

loans that are individually evaluated for impairment and deemed impaired (i.e., individually classified impaired loans) as well as TDRs for all loan classifications.

The following table presents the aging of the recorded investment in past-due loans as of December 31, 2016 and 2015 by class of loans (in thousands):

	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total	Loans Not
December 31, 2016	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial real estate	$—	$—	$—	$—	$302,322	$302,322
Consumer real estate	81	282	—	363	96,652	97,015
Construction and land development	—	—	—	—	94,491	94,491
Commercial and industrial	—	—	—	—	379,620	379,620
Consumer	—	—	—	—	5,974	5,974
Other	—	—	—	—	56,796	56,796
Total	$81	$282	$—	$363	$935,855	$936,218
December 31, 2015
Commercial real estate	$—	$—	$1,948	$1,948	$249,249	$251,197
Consumer real estate	100	54	616	770	93,015	93,785
Construction and land development	—	—	—	—	52,522	52,522
Commercial and industrial	—	—	—	—	353,442	353,442
Consumer	—	—	125	125	8,543	8,668
Other	—	—	—	—	50,197	50,197
Total	$100	$54	$2,689	$2,843	$806,968	$809,811

The Company had no loans past due 90 days or more that were not on nonaccrual status as of December 31, 2016 and 2015.

The following table presents the recorded investment in non-accrual loans and troubled debt restructurings (TDR) by class of loans as of December 31, 2016 and 2015 (in thousands):

	Non-Accrual		Troubled Debt Restructurings
	December 31, 2016	December 31, 2015	December 31, 2016	December 31, 2015
Commercial real estate	$1,310	$1,948	$1,272	$—
Consumer real estate	—	616	—	—
Construction and land development	—	—	—	—
Commercial and industrial	2,309	—	—	—
Consumer	—	125	—	125
Other	—	—	—	—
Total	$3,619	$2,689	$1,272	$125

As of December 31, 2016 and 2015, all loans classified as nonperforming were deemed to be impaired.

As of December 31, 2016 and 2015, the Company had recorded investments in TDR of $1.3 million and $0.1 million, respectively.  The Company did not allocate a specific allowance for those loans at December 31, 2016 or 2015 and there were no commitments to lend additional amounts.  Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Company’s loan policy.  Loans accounted for as TDR are individually evaluated for impairment.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following table presents loans by class modified as TDR that occurred during the year ended December 31, 2016 and 2015 (in thousands).

Year Ended
December 31,
	Number of contracts	Pre modification outstanding recorded investment	Post modification outstanding recorded investment, net of related allowance
2016
Commercial real estate	1	$1,948	$1,170
Consumer real estate	—	—	—
Construction and land development	—	—	—
Commercial and industrial	—	—	—
Consumer	—	—	—
Other	—	—	—
Total	1	$1,948	$1,170
2015
Commercial real estate	—	$—	$—
Consumer real estate	—	—	—
Construction and land development	—	—	—
Commercial and industrial	—	—	—
Consumer	1	125	125
Other	—	—	—
Total	1	$125	$125

The following table presents loans by class modified as TDR for which there was a payment default within twelve months following the modification during the year ended December 31, 2016 and 2015 (in thousands).

Year Ended
December 31,
	Number of contracts	Recorded investment
2016
Commercial real estate	—	$—
Consumer real estate	—	—
Construction and land development	—	—
Commercial and industrial	—	—
Consumer	1	124
Other	—	—
Total	1	$124
2015
Commercial real estate	—	$—
Consumer real estate	—	—
Construction and land development	—	—
Commercial and industrial	1	—
Consumer	—	—
Other	—	—
Total	1	$—

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The consumer loan TDR that subsequently defaulted during the year ended December 31, 2016 had no specific reserve in the ALLL and resulted in a $0.1 million charge-off.  The commercial and industrial loan TDR that subsequently defaulted during the year ended December 31, 2015 had a $2.4 million specific reserve in the ALLL and resulted in a $2.5 million charge-off.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

Purchased Credit Impaired Loans

At December 31, 2016 and 2015, the Company had no purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

Accretable yield, or income expected to be collected, was as follows for the years ended December 31 (in thousands):

	2016	2015	2014
Balance at January 1	$—	$(190)	$(297)
New loans purchased	—	—	—
Accretion of income	—	499	255
Reclassifications from nonaccretable difference	—	(309)	(148)
Disposals	—	—	—
Balance at December 31	$—	$—	$(190)

Purchased impaired loans had no impact on the ALLL for the year ended December 31, 2016.  For those purchased impaired loans disclosed above, the Company reduced the allowance for loan and lease losses by $173,000 during the year ended December 31, 2015.

Leases

The Company has entered into various direct finance leases. The leases are reported as part of other loans. The lease terms vary from two to six years. The components of the direct financing leases as of December 31, 2016 and 2015 were as follows (in thousands):

	December 31, 2016	December 31, 2015
Total minimum lease payments receivable	$2,567	$5,215
Less:
Unearned income	(96)	(321)
Net leases	$2,471	$4,894

The future minimum lease payments receivable under the direct financing leases as of December 31, 2016 were as follows (in thousands):

Year ending December 31:
2017	$1,877
2018	332
2019	303
2020	55
2021	—
$2,567

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 5 – PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2016 and 2015 are summarized as follows (in thousands):

	Range of useful lives	December 31, 2016	December 31, 2015
Land	Not applicable	$1,180	$1,180
Buildings	39 years	3,586	3,586
Leasehold improvements	2 to 10 years	1,171	1,174
Furniture and equipment	3 to 7 years	2,055	2,332
Leasehold improvements in process	Not applicable	774	—
		8,766	8,272
Less accumulated depreciation and amortization		(3,416)	(3,376)
		$5,350	$4,896

Depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 totaled $422,000, $506,000 and $625,000, respectively.

The Company leases certain properties under noncancelable lease arrangements. The leases have various terms, and maturity dates, including extensions through 2028. The leases have various other terms including payments for common area maintenance, escalation increases over the term of the lease and various renewal options. Rent expense related to these leases for 2016, 2015 and 2014 totaled $1,016,000, $1,018,000 and $994,000 respectively.

Future minimum payments under these operating leases as of December 31, 2016 are as follows (in thousands):

Year ending December 31:
2017	$868
2018	1,179
2019	950
2020	951
2021	968
Thereafter	10,542
$15,458

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in goodwill during the years ended December 31, 2016 and 2015, respectively, was as follows (in thousands):

	2016	2015
Beginning of year	$6,219	$6,219
Acquired goodwill	—	—
Impairment	—	—
End of year	$6,219	$6,219

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At October 31, 2016, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Acquired Intangible Assets

Acquired intangible assets at December 31, 2016 and 2015 were as follows (in thousands):

	December 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$287	$(216)	$287	$(162)

Aggregate amortization expense was $54,000 for 2016, 2015 and 2014.

Estimated amortization expense for each of the next five years is as follows (in thousands):

Year ending December 31:
2017	$48
2018	23
2019	—
2020	—
2021	—

NOTE 7 – OTHER REAL ESTATE OWNED

Other real estate owned activity was as follows (in thousands):

	2016	2015
Beginning balance	$216	$575
Loans transferred to other real estate owned	—	—
Direct write-downs	—	—
Sales of other real estate owned	(216)	(359)
End of year	$—	$216

Other real estate owned is presented net of the valuation allowance which is allocated to the specific properties held.

Activity in the valuation allowance was as follows during the years ended December 31, 2016 and 2015, respectively (in thousands):

	2016	2015
Beginning balance	$450	$450
Additions/(recoveries) charged/(credited) to expense	—	—
Reductions from sales of other real estate owned	(450)	—
Direct write-downs	—	—
End of year	$—	$450

Expenses related to other real estate owned during the years ended December 31, 2016 and 2015, respectively include (in thousands):

	2016	2015
Net (gain) loss on sales	$(157)	$4
Provision for unrealized losses	—	—
Operating expenses, net of rental income	14	30
Total	$(143)	$34

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 8 – DEPOSITS

Time deposits that meet or exceed the FDIC deposit insurance limit of $250,000 at December 31, 2016 and 2015 were $51,070,000 and $84,248,000, respectively.

Scheduled maturities of time deposits for the next five years and thereafter are as follows (in thousands):

Maturity:
2017	$125,309
2018	29,542
2019	17,771
2020	7,926
2021	3,057
Thereafter	23
$183,628

At December 31, 2016 and 2015, the Company had $41,000 and $216,000, respectively of deposit accounts in overdraft status that were reclassified to loans in the accompanying balance sheets.

NOTE 9 – SECURITIES SOLD UNDER REPURCHASE AGREEMENTS

Securities sold under repurchase agreements are secured by securities with a carrying amount of $3,724,000 at December 31, 2015.  There were no securities sold under repurchase agreements at December 31, 2016.

Securities sold under repurchase agreements are financing arrangements that mature at various dates. At maturity, the securities underlying the agreements are returned to the Company. The underlying securities are typically held by other financial institutions and are designated as pledged. Information concerning securities sold under repurchase agreements is summarized as follows (in thousands):

	2016	2015
Average daily balance during the year	$526	$6,489
Average interest rate during the year	0.15%	0.23%
Maximum month-end balance during the year	$3,316	$15,862
Weighted average interest rate at year-end	—	0.25%

NOTE 10 – FEDERAL HOME LOAN BANK ADVANCES

The Company had outstanding borrowings totaling of $55,000,000 and $45,000,000 million at December 31, 2016 and 2015, respectively, via two separate advances. These advances are non-callable; interest payments are due monthly, with principal due at maturity.

The following is a summary of the contractual maturities and average effective rates of outstanding advances (dollars in thousands):

	December 31, 2016		December 31, 2015
Year	Amount	Interest Rates	Amount	Interest Rates
2016	$—	—	$45,000	0.57%
2017	55,000	0.80%	—	—
2018	—	—	—	—
2019	—	—	—	—
2020	—	—	—	—
2021	—	—	—	—
Thereafter	—	—	—	—
Total	$55,000	0.80%	$45,000	0.57%

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Advances from the FHLB are collateralized by investment securities, FHLB stock and certain commercial and residential real estate mortgage loans totaling $211.5 million under a blanket mortgage collateral agreement.  At December 31, 2016, the amount of available credit from the FHLB totaled $122.1 million.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ending December 31, 2016 and 2015 (in thousands):

		Unrealized Gains	Unrealized
	Gains and	and Losses	Losses on
	Losses on	on Available	Securities
	Cash Flow	for Sale	Transferred to
Year Ended December 31, 2015	Hedges	Securities	Held to Maturity	Total
Beginning Balance	$(2,139)	$723	$(1,418)	$(2,834)
Other comprehensive income (loss) before reclassification	(1,542)	(652)	206	(1,988)
Amounts reclassified from accumulated other comprehensive income	(23)	34	(103)	(92)
Net current period other comprehensive income (loss)	(1,565)	(618)	103	(2,080)
Ending Balance	$(3,704)	$105	$(1,315)	$(4,914)
Year Ended December 31, 2016
Beginning Balance	$(3,704)	$105	$(1,315)	$(4,914)
Other comprehensive income (loss) before reclassification	(279)	(878)	206	(951)
Amounts reclassified from accumulated other comprehensive income	(257)	75	(103)	(285)
Net current period other comprehensive income (loss)	(536)	(803)	103	(1,236)
Ending Balance	$(4,240)	$(698)	$(1,212)	$(6,150)

The following were significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the year ending December 31, 2016 (in thousands):

	Amount Reclassified from	Affected Line Item
Details about Accumulated Other	Accumulated Other	in the Statement Where
Comprehensive Income Components	Comprehensive Income	Net Income is Presented
Unrealized losses on cash flow hedges	$(151)	Interest expense - money market
	(265)	Interest expense - Federal Home Loan Bank advances
	159	Income tax (expense) benefit
	$(257)	Net of tax
Unrealized gains and losses on available for sale securities	$121	Net gain on sale of securities
	(46)	Income tax (expense) benefit
	$75	Net of tax
Unrealized losses on securities transferred to held to maturity	$(167)	Interest income - securities
	64	Income tax (expense) benefit
	$(103)	Net of tax

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following were significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the year ending December 31, 2015 (in thousands):

	Amount Reclassified from	Affected Line Item
Details about Accumulated Other	Accumulated Other	in the Statement Where
Comprehensive Income Components	Comprehensive Income	Net Income is Presented
Unrealized losses on cash flow hedges	$(37)	Interest expense - money market
	14	Income tax (expense) benefit
	$(23)	Net of tax
Unrealized gains and losses on available for sale securities	$55	Net gain on sale of securities
	(21)	Income tax (expense) benefit
	$34	Net of tax
Unrealized losses on securities transferred to held to maturity	$(167)	Interest income - securities
	64	Income tax (expense) benefit
	$(103)	Net of tax

NOTE 12 – INCOME TAXES

The components of income tax expense are summarized as follows (in thousands):

	2016	2015	2014
Current:
Federal	$4,029	$2,794	$1,630
State	759	168	333
	4,788	2,962	1,963
Deferred:
Federal	(395)	314	373
State	100	194	76
	(295)	508	449
Total	$4,493	$3,470	$2,412

A reconciliation of actual income tax expense in the financial statements to the “expected” tax expense (computed by applying the statutory federal income tax rate of 34% to income before income taxes) for the years ended December 31, 2016, 2015 and 2014 is as follows (in thousands):

	2016	2015	2014
Computed "expected" tax expense	$4,621	$3,750	$2,517
State income taxes, net of effect of federal income taxes	567	239	270
Tax-exempt interest income	(394)	(367)	(311)
Earnings on bank owned life insurance contracts	(204)	(213)	(223)
Disallowed expenses	60	71	62
Expiration of capital loss carryforward	—	—	98
Other	(157)	(10)	(1)
Total	$4,493	$3,470	$2,412

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Significant items that gave rise to deferred taxes at December 31, 2016 and 2015 were as follows (in thousands):

	December 31, 2016	December 31, 2015
Deferred tax assets:
Allowance for loan and lease losses	$4,320	$3,787
Depreciation	326	341
Net operating loss carryforward	1,548	1,705
Organization and preopening costs	987	1,142
Stock-based compensation	1,071	941
Acquired loans	224	401
Acquired deposits	60	109
Nonaccrual interest	39	60
Write-downs of other real estate	—	171
Accrued incentive compensation	688	694
Reserve for contingencies	1,061	462
Accrued contributions	197	140
Unrealized loss on securities available for sale	1,493	995
Unrealized loss on securities held to maturity	752	816
Cash flow hedge	588	1,209
Accrued vacation	54	53
Other	51	74
Deferred tax assets	13,459	13,100
Deferred tax liabilities:
Prepaid expenses	133	—
Goodwill	343	204
Amortization of core deposit intangible	27	47
Deferred tax liabilities	503	251
Net deferred tax asset	$12,956	$12,849

At December 31, 2016, the Company had federal net operating loss carryforwards of approximately $4,513,000, which expire at various dates from 2029 to 2032. Deferred tax assets are fully recognized because the benefits are more likely than not to be realized based on management’s estimation of future taxable earnings.

There are no significant unrecognized income tax benefits as of December 31, 2016 and 2015. As of December 31, 2016 and 2015, the Company has no accrued interest or penalties related to uncertain tax positions.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following table sets forth outstanding financial instruments whose contract amounts represent credit risk as of December 31, 2016 and 2015 (in thousands):

	Contract or notional amount
	December 31, 2016	December 31, 2015
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$508,990	$384,837
Standby letters of credit	10,886	13,450
Total	$519,876	$398,287

The Company is party to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims as of December 31, 2016, will not have a material impact on the financial statements of the Company.

NOTE 14 – CONCENTRATION OF CREDIT RISK

Substantially all of the Company’s loans, commitments, and standby letters of credit have been granted to customers in the Company’s market area. The concentrations of credit by type of loan are set forth in Note 4 to the financial statements.

At December 31, 2016 and 2015, the Company’s cash and due from banks, federal funds sold and interest-bearing deposits in financial institutions aggregated $25,000,000 and $14,000,000, respectively, in excess of insured limits.

NOTE 15 – REGULATORY MATTERS AND RESTRICTIONS ON DIVIDENDS

The Company and the Bank are subject to regulatory capital requirements administered by the Federal Reserve and the Bank is also subject to the regulatory capital requirements of the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that could, in that event, have a material adverse effect on the institutions’ financial statements. The relevant regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting principles. The capital classifications of the Company and the Bank are also subject to qualitative judgments by their regulators about components, risk weightings, and other factors. Those qualitative judgments could also affect the capital status of the Company and the Bank and the amount of dividends the Company and the Bank may distribute. The final rules implementing the Basel Committee on Companying Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2016, the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of “prompt corrective action” to resolve the problems of undercapitalized insured depository institutions. Under this system, federal banking regulators have established five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. For example, institutions in all three undercapitalized categories are automatically restricted from paying distributions and management fees, whereas only an institution that is significantly undercapitalized or critically undercapitalized is restricted in its compensation paid to senior executive officers. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

At December 31, 2016 and 2015, the Company and the Bank were well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification that management believes have changed the Company’s or the Bank’s category.

The Company’s and the Bank’s capital amounts and ratios are presented in the following table (in thousands). Only the Bank’s capital amounts and ratios are presented as of December 31, 2015 because the share exchange had not yet occurred.

	Actual		Minimum capital requirement (1)		Minimum to be well-capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2016:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$149,616	12.6%	$95,028	8.0%	$ N/A	N/A
CapStar Bank	126,718	10.7	95,028	8.0	118,785	10.0
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	137,909	11.6	71,271	6.0	N/A	N/A
CapStar Bank	115,011	9.7	71,271	6.0	95,028	8.0
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	129,528	10.9	53,453	4.5	N/A	N/A
CapStar Bank	99,130	8.3	53,453	4.5	77,210	6.5
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	137,909	10.5	52,727	4.0	N/A	N/A
CapStar Bank	115,011	8.7	52,727	4.0	65,909	5.0
At December 31, 2015:
Total capital to risk-weighted assets	$116,047	11.4%	$81,224	8.0%	$101,530	10.0%
Tier I capital to risk-weighted assets	105,749	10.4	60,918	6.0	81,224	8.0
Common equity tier 1 capital	90,272	8.9	45,688	4.5	65,994	6.5
Tier I capital to average assets	105,749	9.3	45,328	4.0	56,660	5.0

Under Tennessee banking law, the Bank is subject to restrictions on the payment of dividends. Banking regulations limit the amount of dividends that may be paid without prior approval of the Tennessee Department of Financial Institutions. Under these regulations, the amount of dividends that may be paid in any calendar year without prior approval of the Tennessee Department of Financial Institutions is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements described above. The Bank’s payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividends if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that Company holding companies and insured banks should generally only pay dividends out of current operating earnings.

Based on these regulations, the Bank was eligible to pay $22.1 million and $19.0 million of dividends as of December 31, 2016 and 2015, respectively. The Bank paid the Company $1.5 million of dividends during 2016.  No dividend payments were made by the Company during 2016 or 2015.

NOTE 16 – NONVOTING AND SERIES A PREFERRED STOCK AND STOCK WARRANTS

Nonvoting Common Stock

The Company has authorized 5,000,000 shares of its common stock as nonvoting common stock. The nonvoting common stock has the same rights and privileges as the common stock other than the nonvoting designation. Under certain conditions, as outlined in the Company’s charter, the nonvoting stock may be converted, on a one-to-one basis, to common stock. In conjunction with the Company’s initial public offering, 79,166 shares of nonvoting common

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

stock was issued and simultaneously converted to common stock on a one-to-one basis as further described under “Warrants” below.

Preferred Stock

In conjunction with its initial capital issuance in 2008, the Bank issued 1,609,756 shares of Series A Preferred Stock to certain shareholders. During 2016, coinciding with the Company’s initial public offering, 731,707 preferred shares were converted to common shares.

The Series A Preferred Stock contains a liquidation preference and certain antidilution provisions. Holders of Series A Preferred Stock also have certain consent rights with respect to changes to the Company’s charter or bylaws that would materially adversely affect the preferences, rights and powers of such stock and the right to receive certain financial reports. The Series A Preferred Stock is noncumulative, perpetual and, except as otherwise provided below or pursuant to Tennessee law, nonvoting. Holders of Series A Preferred Stock participate equally in dividends paid on the common stock on an as converted basis. In addition, the Series A Preferred Stock is convertible to nonvoting common stock upon the occurrence of certain underwritten public offerings and certain transfers or proposed transfers by the Company’s organizing shareholders.

Warrants

In conjunction with the issuance of the 1,609,756 shares of the Series A Preferred Stock, the holders of such stock were issued 500,000 warrants to purchase shares of the Company’s nonvoting common stock at a purchase price of $10.25 per share. The warrants are exercisable at any time and expire ten years from the date of grant of July 14, 2008. As of December 31, 2016, 250,000 warrants have been exercised on a cashless basis, resulting in the issuance of 79,166 shares of nonvoting common stock that was simultaneously converted to common stock on a one-to-one basis.  As of December 31, 2016, 250,000 of these warrants remain outstanding.

As part of the initial capital issuance in 2008, each organizer of the Company (“Organizers”) who became a director of the Company received a warrant to purchase, at the purchase price of $10.00 per share, 10,000 shares of the Company’s common stock. These warrants were issued in compliance with the FDIC’s policy on noncash compensation in recognition of the Organizers considerable contribution of time, expertise, and capital. The Company issued warrants to purchase 60,000 shares of common stock to these organizers. The warrants expire ten years from date of grant of July 14, 2008. As of December 31, 2016, no warrants have been exercised and 60,000 warrants remain outstanding.

In addition, each subscriber for shares who is a Tennessee resident or any entity controlled by a Tennessee resident and invested a minimum of $500,000 in the offering, received a warrant to purchase additional shares of common stock equal to 5% of accepted subscriptions at the purchase price of $10.00 per share. The Company issued warrants to purchase 238,319 shares of common stock to these subscribers. The warrants expire ten years from date of grant of July 14, 2008. As of December 31, 2016, 26,500 of these warrants have been exercised and 211,819 warrants remain outstanding.

NOTE 17 – SHAREHOLDERS’ AGREEMENT

In June 2008, the Company entered into a shareholders’ agreement (the Shareholders’ Agreement) with certain investors (the Investors). Among other things, the Shareholders’ Agreement permits the Investors to nominate an individual for election to the board of directors and certain tag-along rights.

NOTE 18 – STOCK OPTIONS AND RESTRICTED SHARES

During 2008, the board of directors of the Company approved the CapStar Bank 2008 Stock Incentive Plan. Following the formation of CapStar Financial Holdings, Inc. in 2016, and in connection with the Share Exchange, the outstanding awards of restricted stock and stock options under the CapStar Bank 2008 Stock Incentive Plan were exchanged for similar awards of restricted stock and stock options issued by CapStar Financial Holdings, Inc. under the Stock Incentive Plan (the “Plan”), which the board of directors adopted in 2016. The Plan provides for the grant of stock-based incentives, including stock options, restricted stock units, performance awards and restricted stock, to employees, directors and service providers that are subject to forfeiture until vesting conditions have been satisfied by the award recipient under the terms of the award. The Plan is intended to help align the interests of employees and our shareholders and reward our employees for improved Company performance. The Plan reserved 1,569,475 shares of

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

stock for issuance of stock incentives. Stock incentives include both restricted stock and stock option grants. Total shares issuable under the plan are 205,724 at December 31, 2016.

The Company has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows (in thousands):

	For the year ended December 31,
	2016	2015	2014
Stock-based compensation expense before income taxes	$842	$438	$261
Less: deferred tax benefit	(279)	(138)	(85)
Reduction of net income	$563	$300	$176

Restricted Shares

Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The recipients have the right to vote and receive dividends but cannot sell, transfer, assign, pledge, hypothecate, or otherwise encumber the restricted stock until the shares have vested. Restricted shares fully vest on the third anniversary of the grant date. A summary of the changes in the Company’s nonvested restricted shares for 2016 follows:

		Weighted
		Average
	Restricted	Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at beginning of period	138,453	$11.16
Granted	126,851	12.86
Vested	(40,596)	10.34
Forfeited	(25,067)	11.68
Nonvested at end of period	199,641	$12.34

As of December 31, 2016, there was $1,515,000 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the years ended December 31, 2016 and 2015 was $513,000 and $184,000.

Stock Options

Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant. Option awards generally have a three year vesting period and a ten year contractual term.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the table below. Expected volatility is based on calculations performed by management using industry data. The Company’s expected dividend yield is 0.00% because the Company has not intended, and does not intend, to pay dividends for the foreseeable future. The expected term of options granted was calculated using the “simplified” method for plain vanilla options as permitted under authoritative literature. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of options granted was determined using the following weighted average assumptions as of the grant date:

	2016	2015
Dividend yield	—	—
Expected term (in years)	7.48	7.29
Expected stock price volatility	17.20%	21.26%
Risk-free interest rate	1.66%	1.86%
Pre-vest forfeiture rate	10.25%	10.33%

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

A summary of the activity in stock options for 2016 follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at beginning of period	1,018,500	$10.42
Granted	32,500	13.22
Exercised	(8,125)	11.85
Forfeited or expired	(36,875)	11.05
Outstanding at end of period	1,006,000	$10.48	3.1
Fully vested and expected to vest	996,803	$10.46	3.1
Exercisable at end of period	929,750	$10.35	2.7

Information related to stock options during 2016 and 2015 follows:

	2016	2015
Intrinsic value of options exercised	$53,756	$1,410
Cash received from option exercises	96,306	10,000
Tax benefit realized from option exercises	20,583	900
Weighted average fair value of options granted	3.16	3.20

As of December 31, 2016, there was $139,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.5 years.

NOTE 19 – EMPLOYMENT CONTRACTS

The Company has entered into employment contracts with certain senior executives with various expiration dates. Each of the contracts has an option for annual renewal by mutual agreement. The agreements specify that in certain terminating events the Company will be obligated to provide certain benefits and pay each of the senior executives severance based on their annual salaries and bonuses. These terminating events include termination of employment without “Cause” (as defined in the agreements) or in certain other circumstances specified in the agreements.

NOTE 20 – EMPLOYEE BENEFIT PLANS

The Company has a Retirement Savings 401(k) Plan in which employees may participate. The Company has elected a safe harbor 401(k) plan and as such is required to make an annual contribution of 3% of the employees’ salaries annually. An employee does not have to contribute to receive the employer contribution. In addition, the Company may make an additional discretionary contribution up to 6% of the employees’ salaries annually. For the years ended December 31, 2016, 2015 and 2014, the Company contributed $536,000, $469,000 and $426,000, respectively, to the 401(k) Plan.

The Company also has a Health Reimbursement Plan in place to offset the cost of healthcare deductibles for employees. At the end of the year, up to one-half of the unused balance in the employee’s account will be available for the following year up to a maximum of the deductible for that employee.

NOTE 21 – DERIVATIVE INSTRUMENTS

The Company utilizes interest rate swap agreements as part of its asset liability management strategy to help manage its interest rate risk position. The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Interest Rate Swaps Designated as Cash Flow Hedges

Forward starting interest rate swaps with notional amounts totaling $20 million and $35 million as of December 31, 2016 and 2015, respectively, were designated as cash flow hedges of certain liabilities and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

Summary information about the interest-rate swaps designated as cash flow hedges was as follows (dollars in thousands):

	December 31, 2016	December 31, 2015
Notional amounts	$20,000	$35,000
Weighted average pay rates	3.54%	3.67%
Weighted average receive rates	3 month LIBOR	3 month LIBOR
Weighted average maturity	6.5 years	7.4 years
Fair value	$(1,535)	$(3,158)
Amount of unrealized loss recognized in accumulated other comprehensive income, net of tax	$(947)	$(1,949)

Cash flows have not begun on these forward starting interest rate swaps and therefore, no interest income (expense) was recorded on these swap transactions during 2016 and 2015. Cash flows begin June 2017.

Pursuant to its interest rate swap agreements, the Company pledged collateral to the counterparties in the form of investment securities with a carrying value of $2,391,000 at December 31, 2016. There was no collateral posted from the counterparties to the Company as of December 31, 2016. It is possible that the Company may need to post additional collateral in the future or that the counterparties may be required to post collateral to the Company in the future.

Other Interest Rate Swaps

The Company also enters into swaps to facilitate customer transactions and meet their financing needs. Upon entering into these transactions the Company enters into offsetting positions with large U.S. financial institutions in order to minimize risk to the Company. A summary of the Company’s customer related interest rate swaps is as follows (in thousands):

	December 31, 2016		December 31, 2015
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$41,254	$460	$45,675	$(726)
Pay variable/receive fixed swaps	41,254	(460)	45,675	726
Total	$82,508	$—	$91,350	$—

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 22 – RELATED PARTY

The Company may enter into loan transactions with certain directors, executive officers, significant shareholders, and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with persons not affiliated with the Company, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. None of these loans were impaired at December 31, 2016 or 2015. Activity within these loans during the year ended December 31, 2016 was as follows (in thousands):

	Total commitment	Total funded commitment
Balance December 31, 2015	$27,501	$17,770
New commitments/draw downs	4,805	4,692
Repayments	(1,230)	(2,137)
Balance December 31, 2016	$31,076	$20,325

Deposits from directors, executive officers, significant shareholders and their affiliates at December 31, 2016 and 2015 were $8.8 million and $12.7 million, respectively.

One director provided consulting services to the Company. The Company incurred $30,000 of expense in 2016 related to these services. In addition, the Company also paid approximately $95,000 to a shareholder of the Company for the lease of one of the Bank’s branches.

NOTE 23 – FAIR VALUE

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

Level 2:

Significant observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data.

Level 3:	Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate fair value:

Investment Securities : The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2), using matrix pricing. Matrix pricing is a mathematical technique commonly used to price debt securities that are not actively traded and values debt securities by relying on quoted prices for the specific securities and the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). See below for additional discussion of Level 3 valuation methodologies and significant inputs. The fair values of all securities are determined from third party pricing services without adjustment.

Derivatives-Interest Rate Swaps : The fair values of derivatives are based on valuation models using observable market data as of the measurement date (Level 2). The Company’s derivatives are traded in an over-the-counter market where quoted market prices are not always available. Therefore, the fair values of derivatives are determined using quantitative models that utilize multiple market inputs. The inputs will vary based on the type of derivative, but could include interest rates, prices and indices to generate continuous yield or pricing curves, prepayment rates, and volatility factors to value the position. The majority of market inputs are actively quoted and can be validated through

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

external sources, including brokers, market transactions and third-party pricing services. The fair values of all interest rate swaps are determined from third party pricing services without adjustment.

Impaired Loans : The fair value of impaired loans with specific allocations of the allowance for loan and lease losses is generally based on recent appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted in accordance with the loan policy.

Other Real Estate Owned : Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Appraisals may be adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and/or management’s expertise and knowledge of the collateral. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Loans Held For Sale: Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 2).

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair value measurements at December 31, 2016
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$9,374	$—	$9,374	$—
Obligations of states and political subdivisions	27,913	—	27,913	—
Mortage-backed securities-residential	124,595	—	124,595	—
Asset-backed securities	20,473	—	20,473	—
Total securities available for sale	$182,355	$—	$182,355	$—
Derivatives:
Interest rate swaps - customer related	$460	$—	$460	$—
Liabilities:
Derivatives:
Interest rate swaps - customer related	$(460)	$—	$(460)	$—
Interest rate swaps - cash flow hedges	(1,535)	—	(1,535)	—
Total derivatives	$(1,994)	$—	$(1,994)	$—

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

	Fair value measurements at December 31, 2015
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$19,542	$—	$19,542	$—
Obligations of states and political subdivisions	13,868	—	13,868	—
Mortage-backed securities-residential	118,380	—	118,380	—
Asset-backed securities	21,593	3,526	18,067	—
Total securities available for sale	$173,383	$3,526	$169,857	$—
Derivatives:
Interest rate swaps - customer related	$726	$—	$726	$—
Liabilities:
Derivatives:
Interest rate swaps - customer related	$(726)	$—	$(726)	$—
Interest rate swaps - cash flow hedges	(3,158)	—	(3,158)	—
Total derivatives	$(3,884)	$—	$(3,884)	$—

Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

Fair value measurements at December 31, 2016
Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(level 1)	(level 2)	(level 3)
Assets:
Impaired loans:
Commercial and industrial	$2,309	$—	$—	$2,309

Fair value measurements at December 31, 2015
Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(level 1)	(level 2)	(level 3)
Assets:
Impaired loans:
Commercial real estate	$1,383	$—	$—	$1,383
Other real estate owned:
Construction and land development	216	—	—	216

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at December 31, 2016 and 2015 (dollars in thousands):

				Range
	Fair	Valuation	Unobservable	(Weighted-
December 31, 2016	Value	Technique(s)	Input(s)	Average)
Impaired loans:
Commercial and industrial	$2,309	Sales comparison approach	Appraisal discounts	25%

				Range
	Fair	Valuation	Unobservable	(Weighted-
December 31, 2015	Value	Technique(s)	Input(s)	Average)
Impaired loans:
Commercial real estate	$1,383	Sales comparison approach	Appraisal discounts	20%
Other real estate owned:
Construction and land development	216	Sales comparison approach	Appraisal discounts	15%

Fair Value of Financial Instruments

The carrying value and estimated fair values of the Company’s financial instruments at December 31, 2016 and 2015 were as follows (in thousands):

	December 31, 2016		December 31, 2015
	Carrying		Carrying
	amount	Fair value	amount	Fair value
Financial assets:
Cash and due from banks, interest-bearing deposits in financial institutions	$63,456	$63,456	$93,455	$93,455
Federal funds sold	16,654	16,654	6,730	6,730
Securities available for sale	182,355	182,355	173,383	173,383
Securities held to maturity	46,864	49,731	43,094	46,459
Loans held for sale	42,111	42,302	35,729	36,552
Restricted equity securities	6,032	N/A	5,414	N/A
Loans, net	935,251	934,628	798,264	806,030
Accrued interest receivable	3,942	3,942	3,030	3,030
Bank owned life insurance	21,900	21,900	21,299	21,299
Other assets	460	460	726	726
Financial liabilities:
Deposits	1,128,722	1,088,758	1,038,460	1,035,978
Securities sold under repurchase agreements	—	—	3,755	3,755
Federal Home Loan Bank advances	55,000	54,989	45,000	44,926
Accrued interest payable	212	212	177	177
Other liabilities	5,349	5,349	6,536	6,536

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a)	Cash and Due from Banks, Interest-Bearing Deposits in Financial Institutions

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

(b)	Federal Funds Sold

Federal funds sold clear on a daily basis. For this reason, the carrying amount is a reasonable estimate of fair value.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

(c)	Restricted Equity Securities

It is not practical to determine the fair value of restricted securities due to restrictions placed on their transferability.

(d)	Loans, net

The fair value of the Company’s loan portfolio includes a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral. For other loans, fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. The values derived from the discounted cash flow approach for each of the above portfolios are then further discounted to incorporate credit risk. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

(m)	Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on estimating on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. For example, fixed assets are not considered financial instruments and their value has not been incorporated into the fair value estimates. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

NOTE 24 – PARENT COMPANY ONLY FINANCIAL INFORMATION

The following information presents the condensed balance sheet, statement of income, and cash flows of CapStar Financial Holdings, Inc. as of and for the year ended December 31, 2016 (in thousands).  CapStar Financial Holdings, Inc. had no activity until the Share Exchange in February 2016, as described in Note 1.

Condensed Balance Sheet

December 31, 2016
Assets
Cash and cash equivalents	$22,952,354
Investment in consolidated subsidiary	116,309,922
Total assets	$139,262,276
Liabilities and Shareholders’ Equity
Other liabilities	$54,880
Total shareholders’ equity	139,207,396
Total liabilities and shareholders’ equity	$139,262,276

Condensed Income Statement

Year Ended
December 31, 2016
Income - dividends from subsidiary	$1,500,000
Expenses	741,691
Income before income taxes and equity in undistributed net income of subsidiary	758,309
Income tax benefit	(258,528)
Income before equity in undistributed net income of subsidiary	1,016,837
Equity in undistributed net income of subsidiary	7,366,019
Net income	$8,382,856

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Condensed Statement of Cash Flows

Year Ended
December 31, 2016
Cash flows from operating activities:
Net income	$8,382,856
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in other liabilities	54,880
Excess tax benefit from stock compensation	(61,217)
Equity in undistributed net income of subsidiary	(7,366,019)
Net cash provided by operating activities	1,010,500
Cash flows from financing activities:
Issuance of common stock	21,562,716
Exercise of common stock options and warrants, net of repurchase of restricted shares	317,921
Excess tax benefit from stock compensation	61,217
Net cash provided by financing activities	21,941,854
Net increase in cash and cash equivalents	22,952,354
Cash and cash equivalents at beginning of period	—
Cash and cash equivalents at end of period	$22,952,354

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 25 – QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following is a summary of quarterly financial results (unaudited) for 2016, 2015 and 2014:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Interest income	$10,598,178	$10,914,739	$11,874,605	$12,007,234
Interest expense	1,641,903	1,713,584	1,749,090	1,826,961
Net interest income	8,956,275	9,201,155	10,125,515	10,180,273
Provision for loan and lease losses	937,216	182,863	1,638,669	69,884
Net interest income after provision for loan and lease losses	8,019,059	9,018,292	8,486,845	10,110,389
Noninterest income	2,370,772	2,568,192	3,191,463	2,954,021
Noninterest expense	8,009,741	7,950,794	8,526,805	8,641,506
Net income before income tax expense	2,380,090	3,635,690	3,151,504	4,422,904
Income tax expense	796,245	1,159,438	1,042,282	1,495,445
Net income	$1,583,845	$2,476,252	$2,109,222	$2,927,460
Net income per share, basic	$0.18	$0.29	$0.24	$0.26
Net income per share, diluted	$0.15	$0.23	$0.20	$0.23
2015
Interest income	$9,619,954	$9,809,759	$10,802,646	$10,271,373
Interest expense	1,450,101	1,460,851	1,385,632	1,433,927
Net interest income	8,169,853	8,348,908	9,417,015	8,837,446
Provision for loan and lease losses	135,675	585,000	580,000	350,000
Net interest income after provision for loan and lease losses	8,034,178	7,763,908	8,837,015	8,487,446
Noninterest income	1,911,804	2,418,890	2,634,659	1,918,157
Noninterest expense	7,718,367	7,331,488	8,603,899	7,323,020
Net income before income tax expense	2,227,615	2,851,311	2,867,774	3,082,583
Income tax expense	658,924	990,000	831,307	989,615
Net income	$1,568,690	$1,861,310	$2,036,468	$2,092,968
Net income per share, basic	$0.18	$0.22	$0.24	$0.24
Net income per share, diluted	$0.15	$0.18	$0.20	$0.20
2014
Interest income	$9,204,274	$9,308,583	$9,478,772	$10,295,115
Interest expense	1,492,690	1,414,085	1,462,025	1,502,095
Net interest income	7,711,584	7,894,498	8,016,747	8,793,020
Provision for loan and lease losses	113,369	586,500	0	3,168,986
Net interest income after provision for loan and lease losses	7,598,215	7,307,998	8,016,747	5,624,034
Noninterest income	1,109,505	1,873,777	2,557,692	1,878,269
Noninterest expense	6,977,181	7,633,590	7,373,935	6,577,399
Net income before income tax expense	1,730,539	1,548,185	3,200,504	924,903
Income tax expense	540,562	509,403	1,128,460	233,961
Net income	$1,189,976	$1,038,782	$2,072,044	$690,942
Net income per share, basic	$0.14	$0.12	$0.24	$0.08
Net income per share, diluted	$0.12	$0.10	$0.20	$0.07

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 9A.  CONTROLS AND PROCEDURES

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

Management’s Annual Report on Internal Control over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

Not applicable

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be presented in, and is incorporated herein by reference to, CapStar Financial’s Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2016.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will be presented in, and is incorporated herein by reference to, CapStar Financial’s Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2016.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2016:

Number of shares
	Number of shares		remaining
	to be issued	Weighted	available for
	upon	average exercise	future issuances
	exercise of	price of	under equity
	outstanding	outstanding	compensation
	options,	options,	plans (excluding
	warrants	warrants	shares reflected
	and rights	and rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders:
CapStar Financial Holdings, Inc. Stock Incentive Plan	1,006,000	$10.51	205,724
Equity compensation plans not approved by shareholders	N/A	N/A	N/A
Total	1,006,000	$10.51	205,724

______________________________________

(1)	Represents 1,006,000 shares of common stock subject to issuance upon exercise of issued and outstanding stock options.

The other information required by this Item will be presented in, and is incorporated herein by reference to, CapStar Financial’s Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2016.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be presented in, and is incorporated herein by reference to, CapStar Financial’s Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2016.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be presented in, and is incorporated herein by reference to, CapStar Financial’s Definitive Proxy Statement for the 2017 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2016.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following is a list of documents filed as a part of this Report:

(1)	Financial Statements

Included herein at pages 55 through 99.

(2)	Financial Statement Schedules

All schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions, are inapplicable or the related information is included in the footnotes to the applicable financial statements and, therefore, have been omitted.

(3)	Exhibits

See Item 15(b) of this Report.

(b)	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index at the end of this Item 15.

(c)	Financial Statement Schedules.

See Item 15(a)(2) of this Report.

EXHIBIT INDEX

Exhibit Number	Description

2.1

Agreement and Plan of Share Exchange, dated as of December 1, 2015, between CapStar Bank and CapStar Financial Holdings, Inc.  (incorporated by reference herein to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

3.1	Charter of CapStar Financial Holdings, Inc. (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

3.2	Bylaws of CapStar Financial Holdings, Inc. (incorporated by reference herein to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

4.1

Form of Common Stock Certificate (incorporated by reference herein to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on September 20, 2016)

4.2

Second Amended and Restated Shareholders’ Agreement, dated as of August 22, 2016, among CapStar Financial Holdings, Inc., CapStar Bank, Corsair III Financial Services Capital Partners, L.P., Corsair III Financial Services Offshore 892 Partners, L.P., North Dakota Investors, LLC and certain other persons named therein (incorporated by reference herein to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

10.1†

Fifth Amended and Restated Executive Employment Agreement between CapStar Financial Holdings, Inc. and Claire W. Tucker, dated as of June 27, 2016 (incorporated by reference herein to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

10.2†

Third Amended and Restated Executive Employment Agreement between CapStar Financial Holdings, Inc. and Robert B. Anderson, dated as of May 31, 2016 (incorporated by reference herein to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

10.3†

Third Amended and Restated Executive Employment Agreement between CapStar Bank and Dandridge W. Hogan, dated as of June 23, 2016 (incorporated by reference herein to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

10.4†

Executive Employment Agreement between CapStar Bank and Christopher Tietz, dated as of June 28, 2016(incorporated by reference herein to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

10.5†

CapStar Financial Holdings, Inc. Stock Incentive Plan  (incorporated by reference herein to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

10.6†

CapStar Financial Holdings, Inc. form of Restricted Stock Agreement  (incorporated by reference herein to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

10.7†

CapStar Financial Holdings, Inc. form of Non-Qualified Stock Option Agreement (incorporated by reference herein to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

10.8†

CapStar Financial Holdings, Inc. form of Restricted Stock Agreement to replace awards of CapStar Bank Restricted Stock (incorporated by reference herein to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

10.9†

CapStar Financial Holdings, Inc. form of Non-Qualified Stock Option Agreement to replace awards of CapStar Bank Options (incorporated by reference herein to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

10.10†

Form of Common Stock Purchase Warrant Agreement (incorporated by reference herein to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

10.11†	Form of Non-Voting Common Stock Warrant (incorporated by reference herein to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

10.12†

Consulting Services Agreement between CapStar Financial Holdings, Inc. and Dale W. Polley, dated as of August 15, 2016 (incorporated by reference herein to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

11	Earnings Per Share Computation (included in Note 1 to the Consolidated Financial Statements in this Report)

21.1	Subsidiaries of CapStar Financial Holdings, Inc.*

23.1	Consent of KPMG LLP*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101 INS	XBRL Instance Document.*

101 SCH	XBRL Taxonomy Extension Schema Document.*

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101 LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101 DEF	XBRL Taxonomy Extension Definition Document.*

*	Filed with this Annual Report on Form 10-K.
**	Furnished with this Annual Report on Form 10-K.
†	Represents a management contract or a compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTAR FINANCIAL HOLDINGS, INC.

Date: March 13, 2017	By:	/s/ Claire W. Tucker
Claire W. Tucker
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Claire W. Tucker	Director, President and Chief Executive Officer
Claire W. Tucker	(Principal Executive Officer)	March 13, 2017

/s/ Robert B. Anderson	Chief Financial Officer and Chief Administrative Officer
Robert B. Anderson	(Principal Financial Officer and Principal Accounting Officer)	March 13, 2017

/s/ Dennis C. Bottorff Dennis C. Bottorff	Chairman	March 13, 2017

/s/ L. Earl Bentz L. Earl Bentz	Director	March 13, 2017

/s/ Thomas R. Flynn Thomas R. Flynn	Director	March 13, 2017

/s/ Julie D. Frist Julie D. Frist	Vice Chair	March 13, 2017

/s/ Louis A. Green III Louis A. Green III	Director	March 13, 2017

/s/ Dale W. Polley Dale W. Polley	Director	March 13, 2017

/s/ Stephen B. Smith Stephen B. Smith	Director	March 13, 2017

/s/ Richard E. Thornburgh Richard E. Thornburgh	Director	March 13, 2017

/s/ James S. Turner, Jr. James S. Turner, Jr.	Director	March 13, 2017

/s/ Toby S. Wilt Toby S. Wilt	Director	March 13, 2017