Form 10-Q
period 2017-03-31
CapStar Financial Holdings, Inc.
filed 2017-05-03
CIK 1676479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

Commission File Number:  001-37886

CAPSTAR FINANCIAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Tennessee	81-1527911
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1201 Demonbreun Street, Suite 700 Nashville, Tennessee (Address of principal executive office)	37203 (zip code)

(615) 732-6400

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐		Accelerated Filer	☐
Non-Accelerated Filer	☒	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
			Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2017, there were 11,223,536 shares of common stock, $1.00 par value per share, issued and outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “aspire,” “roadmap,” “achieve,” “estimate,” “intend,” “plan,” “project,” “projection,” “forecast,” “goal,” “target,” “would,” and “outlook,” or the negative version of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that such expectations, estimates and projections will be achieved. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but are not limited to, the following:

Economic conditions (including interest rate environment, government economic and monetary policies, the strength of global financial markets and inflation and deflation) that impact the financial services industry as a whole and/or our business; the concentration of our business in the Nashville metropolitan statistical area (“MSA”) and the effect of changes in the economic, political and environmental conditions on this market; increased competition in the financial services industry, locally, regionally or nationally, which may adversely affect pricing and the other terms offered to our clients; our dependence on our management team and board of directors and changes in our management and board composition; our reputation in the community; our ability to execute our strategy and to achieve loan and deposit growth through organic growth and strategic acquisitions; credit risks related to the size of our borrowers and our ability to adequately identify, assess and limit our credit risk; our concentration of large loans to a small number of borrowers; the significant portion of our loan portfolio that originated during the past two years and therefore may less reliably predict future collectability than older loans; the adequacy of reserves (including our allowance for loan and lease losses) and the appropriateness of our methodology for calculating such reserves; non-performing loans and leases; non-performing assets; charge-offs, non-accruals, troubled-debt restructurings, impairments and other credit issues; adverse trends in the healthcare service industry, which is an integral component of our market’s economy; our management of risks inherent in our commercial real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of our collateral and our ability to sell collateral upon any foreclosure; governmental legislation and regulation, including changes in the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act of 2010, as amended, Basel guidelines, capital requirements, accounting regulation or standards and other applicable laws and regulations; the loss of large depositor relationships, which could force us to fund our business through more expensive and less stable sources; operational and liquidity risks associated with our business, including liquidity risks inherent in correspondent banking; volatility in interest rates and our overall management of interest rate risk, including managing the sensitivity of our interest-earning assets and interest-bearing liabilities to interest rates, and the impact to our earnings from a change in interest rates; the potential for our Bank’s regulatory lending limits and other factors related to our size to restrict our growth and prevent us from effectively implementing our business strategy; strategic acquisitions we may undertake to achieve our goals; the sufficiency of our capital, including sources of capital and the extent to which we may be required to raise additional capital to meet our goals; fluctuations to the fair value of our investment securities that are beyond our control; deterioration in the fiscal position of the U.S. government and downgrades in Treasury and federal agency securities; potential exposure to fraud, negligence, computer theft and cyber-crime; the adequacy of our risk management framework; our dependence on our information technology and telecommunications systems and the potential for any systems failures or interruptions; our dependence upon outside third parties for the processing and handling of our records and data; our ability to adapt to technological change; the financial soundness of other financial institutions; our exposure to environmental liability risk associated with our lending activities; our engagement in derivative transactions; our involvement from time to time in legal proceedings and examinations and remedial actions by regulators; the susceptibility of our market to natural disasters and acts of God; and the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting.

The foregoing factors should not be construed as exhaustive and should be read in conjunction with those factors that are detailed from time to time in the Company’s periodic and current reports filed with the Securities and Exchange Commission (the “SEC”), including those factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 under the heading “Item 1A. Risk Factors” and in the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this Report, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Balance Sheets

	March 31, 2017
	(unaudited)	December 31, 2016
Assets
Cash and due from banks	$8,635,982	$9,133,502
Interest-bearing deposits in financial institutions	49,992,644	54,322,823
Federal funds sold	1,410,000	16,654,481
Total cash and cash equivalents	60,038,626	80,110,806
Securities available for sale, at fair value	188,516,087	182,354,987
Securities held to maturity, fair value of $49,769,285, and $49,731,169 at March 31, 2017 and December 31, 2016, respectively	46,854,518	46,863,640
Loans held for sale	35,370,814	42,110,581
Loans and leases	1,003,433,910	935,250,703
Less allowance for loan and lease losses	(13,996,869)	(11,633,531)
Loans and leases, net	989,437,041	923,617,172
Premises and equipment, net	5,859,025	5,350,226
Restricted equity securities	6,544,250	6,031,700
Accrued interest receivable	4,012,367	3,941,609
Goodwill	6,218,867	6,218,867
Core deposit intangible	57,379	70,912
Deferred tax assets	13,461,531	12,956,059
Bank owned life insurance	22,044,193	21,900,465
Other assets	3,287,898	2,148,039
Total assets	$1,381,702,596	$1,333,675,063
Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$223,449,870	$197,787,618
Interest-bearing	335,571,747	299,620,783
Savings and money market accounts	421,202,733	447,685,909
Time	177,770,839	183,627,943
Total deposits	1,157,995,189	1,128,722,253
Federal Home Loan Bank advances	75,000,000	55,000,000
Accrued interest payable	235,895	211,578
Other liabilities	8,260,090	10,533,836
Total liabilities	1,241,491,174	1,194,467,667
Shareholders’ equity:
Series A convertible preferred stock, $1 par value; 5,000,000 shares authorized; 878,049 shares issued and outstanding at March 31, 2017 and December 31, 2016	878,049	878,049
Common stock, voting, $1 par value; 20,000,000 shares authorized; 11,218,328 and 11,204,515 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	11,218,328	11,204,515
Additional paid-in capital	116,263,244	116,142,894
Retained earnings	17,464,547	17,132,489
Accumulated other comprehensive loss, net of income tax	(5,612,746)	(6,150,551)
Total shareholders’ equity	140,211,422	139,207,396
Total liabilities and shareholders’ equity	$1,381,702,596	$1,333,675,063

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Income

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Interest income:
Loans, including fees	$10,466,758	$9,268,272
Securities:
Taxable	1,002,896	898,038
Tax-exempt	325,916	282,244
Federal funds sold	2,305	4,138
Restricted equity securities	76,286	69,108
Interest-bearing deposits in financial institutions	104,791	76,378
Total interest income	11,978,952	10,598,178
Interest expense:
Interest-bearing deposits	617,466	301,633
Savings and money market accounts	815,092	731,702
Time deposits	470,645	514,445
Federal funds purchased	3,910	2,083
Securities sold under agreements to repurchase	—	1,311
Federal Home Loan Bank advances	140,259	90,728
Total interest expense	2,047,372	1,641,902
Net interest income	9,931,580	8,956,276
Provision for loan and lease losses	3,404,799	937,216
Net interest income after provision for loan and lease losses	6,526,781	8,019,060
Noninterest income:
Service charges on deposit accounts	328,585	225,427
Loan commitment fees	236,274	430,122
Net gain (loss) on sale of securities	(6,229)	38,961
Mortgage banking income	1,216,362	1,347,452
Other noninterest income	358,554	328,810
Total noninterest income	2,133,546	2,370,772
Noninterest expense:
Salaries and employee benefits	5,086,451	5,217,755
Data processing and software	620,508	568,477
Professional fees	364,553	330,738
Occupancy	448,798	409,881
Equipment	496,196	406,571
Regulatory fees	307,060	227,260
Other operating	1,051,871	849,059
Total noninterest expense	8,375,437	8,009,741
Income before income taxes	284,890	2,380,091
Income tax expense (benefit)	(47,168)	796,245
Net income	$332,058	$1,583,846
Per share information:
Basic net income per share of common stock	$0.03	$0.18
Diluted net income per share of common stock	$0.03	$0.15
Weighted average shares outstanding:
Basic	11,210,948	8,628,683
Diluted	12,784,117	10,572,193

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net income	$332,058	$1,583,846
Other comprehensive income:
Unrealized gains on securities available for sale:
Unrealized holding gains arising during the period	574,536	2,138,520
Reclassification adjustment for (gains) losses included in net income	6,229	(38,961)
Tax effect	(222,375)	(803,921)
Net of tax	358,390	1,295,638
Unrealized losses on securities transferred to held to maturity:
Reclassification adjustment for losses included in net income	41,720	41,720
Tax effect	(15,975)	(15,975)
Net of tax	25,745	25,745
Unrealized gains (losses) on cash flow hedges:
Unrealized holding losses arising during the period	(747)	(1,502,087)
Reclassification adjustment for losses included in net income	154,131	86,080
Tax effect	286	575,149
Net of tax	153,670	(840,858)
Other comprehensive income	537,805	480,525
Comprehensive income	$869,863	$2,064,371

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

(Unaudited)

	Preferred	Common Stock		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	stock	Shares	Amount	capital	earnings	loss	equity
Balance December 31, 2015	$1,609,756	8,577,051	$8,577,051	$95,277,969	$8,035,711	$(4,914,380)	$108,586,107
Issuance of restricted common stock, net of forfeitures and withholdings to satisfy employee tax obligations	—	99,851	99,851	(99,851)	—	—	—
Stock-based compensation expense	—	—	—	195,787	—	—	195,787
Excess tax benefit from stock compensation	—	—	—	2,539	—	—	2,539
Exercise of common stock warrants	—	1,000	1,000	9,000	—	—	10,000
Net income	—	—	—	—	1,583,846	—	1,583,846
Other comprehensive income	—	—	—	—	—	480,525	480,525
Balance March 31, 2016	$1,609,756	8,677,902	$8,677,902	$95,385,444	$9,619,557	$(4,433,855)	$110,858,804
Balance December 31, 2016	$878,049	11,204,515	$11,204,515	$116,142,894	$17,132,489	$(6,150,551)	$139,207,396
Issuance of restricted common stock, net of forfeitures and withholdings to satisfy employee tax obligations	—	(2,054)	(2,054)	(186,860)	—	—	(188,914)
Stock-based compensation expense	—	—	—	235,597	—	—	235,597
Exercise of employee common stock options	—	9,367	9,367	13,113	—	—	22,480
Exercise of common stock warrants	—	6,500	6,500	58,500	—	—	65,000
Net income	—	—	—	—	332,058	—	332,058
Other comprehensive income	—	—	—	—	—	537,805	537,805
Balance March 31, 2017	$878,049	11,218,328	$11,218,328	$116,263,244	$17,464,547	$(5,612,746)	$140,211,422

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$332,058	$1,583,846
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan and lease losses	3,404,799	937,216
Accretion of discounts on acquired loans and deferred fees	(159,331)	(440,249)
Depreciation and amortization	107,376	113,113
Net amortization of premiums on investment securities	358,327	286,011
Securities (gains) losses, net	6,229	(38,961)
Mortgage banking income	(1,216,362)	(1,347,452)
Net loss on disposal of premises and equipment	137,493	—
Net (gain) loss on sale of other real estate owned	—	(72,669)
Stock-based compensation	235,597	195,787
Excess tax benefit from stock compensation	—	(2,539)
Deferred income tax expense	(743,536)	33,697
Origination of loans held for sale	(93,162,136)	(85,107,642)
Proceeds from loans held for sale	101,118,265	92,654,273
Net increase in accrued interest receivable and other assets	(1,331,081)	(1,226,422)
Net increase in accrued interest payable and other liabilities	(2,120,362)	(1,449,958)
Net cash provided by operating activities	6,967,336	6,118,051
Cash flows from investing activities:
Activities in securities available for sale:
Purchases	(11,754,186)	(37,585,142)
Sales	644,983	18,750,334
Maturities, prepayments and calls	5,185,819	4,281,887
Activities in securities held to maturity:
Maturities, prepayments and calls	29,335	162,709
Purchase of restricted equity securities	(512,550)	(4,550)
Net increase in loans	(69,065,337)	(29,624,468)
Purchase of premises and equipment	(742,375)	—
Proceeds from the sale of premises and equipment	3,293	—
Proceeds from sale of other real estate	—	288,923
Net cash used in investing activities	(76,211,018)	(43,730,307)
Cash flows from financing activities:
Net increase in deposits	29,272,936	47,876,455
Proceeds from Federal Home Loan Bank advances	20,000,000	—
Payments on Federal Home Loan Bank advances	—	(30,000,000)
Exercise of common stock options and warrants, net of repurchase of restricted shares	(101,434)	10,000
Excess tax benefit from stock compensation	—	2,539
Net decrease in repurchase agreements	—	(3,755,000)
Net cash provided by financing activities	49,171,502	14,133,994
Net decrease in cash and cash equivalents	(20,072,180)	(23,478,262)
Cash and cash equivalents at beginning of period	80,110,806	100,184,841
Cash and cash equivalents at end of period	$60,038,626	$76,706,579
Supplemental disclosures of cash paid:
Interest paid	$2,023,056	$1,620,198
Income taxes	—	807,369
Supplemental disclosures of noncash transactions:
Loans charged off to the allowance for loan and lease losses	$1,124,350	$773,736

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the period ended March 31, 2017 include CapStar Financial Holdings, Inc. and its wholly owned subsidiary, CapStar Bank (the “Bank”, together referred to as the “Company”). Significant intercompany transactions and accounts are eliminated in consolidation.  On February 5, 2016, CapStar Financial Holdings, Inc. acquired all of the Bank’s issued and outstanding shares of common stock, preferred stock, common stock options and warrants, and the Bank became the wholly owned subsidiary of CapStar Financial Holdings, Inc.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Initial Public Offering

On September 21, 2016, the Securities and Exchange Commission (“SEC”) declared effective our registration statement on Form S-1 registering the shares of our common stock. On September 27, 2016, we completed the initial public offering of 2,972,750 shares of our common stock. Of the 2,972,750 shares sold, 1,688,049 shares were sold by us and 1,284,701 shares were sold by certain selling shareholders. Of the 1,284,701 shares sold by certain selling shareholders, 731,707 were from preferred shares converted to common shares and 79,166 from the cashless exercise of 250,000 common share warrants.  We received net proceeds of approximately $21.9 million from the offering, after deducting the underwriting discounts and commissions and estimated offering expenses. We did not receive any proceeds from the sale of shares by the selling shareholders.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan and lease losses, determination of impairment of intangible assets, including goodwill, the valuation of our investment portfolio, deferred tax assets and estimated liabilities.  There have been no significant changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Subsequent Events

Accounting Standards Codification (“ASC”) 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated all events or transactions that occurred after March 31, 2017 through the date of the issued financial statements.

NOTE 2 – SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2017 and December 31, 2016 are summarized as follows (in thousands):

	March 31, 2017				December 31, 2016
	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value
Securities available for sale:
U. S. government agency securities	$11,531	$—	$(217)	$11,314	$9,517	$—	$(143)	$9,374
State and municipal securities	27,781	101	(542)	27,340	28,480	65	(632)	27,913
Mortgage-backed securities	131,232	3	(2,097)	129,138	126,637	17	(2,059)	124,595
Asset-backed securities	21,291	—	(567)	20,724	21,620	—	(1,147)	20,473
Total	$191,835	$104	$(3,423)	$188,516	$186,254	$82	$(3,981)	$182,355
Securities held to maturity:
State and municipal securities	$36,865	$2,818	$—	$39,683	$36,842	$2,784	$—	$39,626
Mortgage-backed securities	4,657	63	—	4,720	4,687	79	—	4,766
Other debt securities	5,333	33	—	5,366	5,335	11	(7)	5,339
Total	$46,855	$2,914	$—	$49,769	$46,864	$2,874	$(7)	$49,731

Security fair values are established by an independent pricing service as of the dates indicated. The difference between amortized cost and fair value reflects current interest rates and represents the potential gain (loss) had the portfolio been liquidated on those dates. Security gains (losses) are realized only in the event of dispositions prior to maturity or other-than-temporary impairment. Securities with unrealized losses as of March 31, 2017 and December 31, 2016, and the length of time they were in continuous loss positions as of such dates are as follows (in thousands):

	Less than 12 months		12 months or more		Total
March 31, 2017	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
U. S. government agency securities	$9,297	$(217)	$—	$—	$9,297	$(217)
State and municipal securities	15,691	(542)	—	—	15,691	(542)
Mortgage-backed securities	114,688	(1,949)	8,720	(148)	123,408	(2,097)
Asset-backed securities	—	—	20,724	(567)	20,724	(567)
Total temporarily impaired securities	$139,676	$(2,708)	$29,444	$(715)	$169,120	$(3,423)
December 31, 2016
U. S. government agency securities	$9,374	$(143)	$—	$—	$9,374	$(143)
State and municipal securities	20,279	(632)	—	—	20,279	(632)
Mortgage-backed securities	110,563	(1,955)	4,150	(104)	114,713	(2,059)
Asset-backed securities	—	—	20,473	(1,147)	20,473	(1,147)
Other debt securities	2,029	(7)	—	—	2,029	(7)
Total temporarily impaired securities	$142,245	$(2,737)	$24,623	$(1,251)	$166,868	$(3,988)

As noted in the table above, as of March 31, 2017, the Company had unrealized losses of $3.4 million in its investment securities portfolio. The unrealized losses associated with these investment securities are driven by changes in interest rates and are recorded as a component of equity. These investment securities will continue to be monitored as a part of our ongoing impairment analysis. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. If a shortfall in future cash flows is identified, a credit loss will be deemed to have occurred and will be recognized as a charge to earnings and a new cost basis for the security will be established.

Because the Company currently does not intend to sell any investment securities that have an unrealized loss at March 31, 2017, and it is not more-likely-than-not that we will be required to sell these investment securities before recovery of their amortized cost bases, which may be at maturity, we do not consider these securities to be other-than-temporarily impaired at March 31, 2017.

Securities with a carrying value of $120.2 million at March 31, 2017 were pledged to collateralize public deposits, derivative positions and Federal Home Loan Bank advances.

The proceeds from sales and calls of securities and the associated gains and losses are listed below:

	Three Months Ended	Three Months Ended
	March 31, 2017	March 31, 2016
Proceeds	$5,860	$23,195
Gross gains	—	85
Gross losses	(6)	(46)

The amortized cost and fair value of securities at March 31, 2017, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due one to five years	$13,294	$13,304	$22,204	$23,436
Due five to ten years	20,526	20,220	14,562	15,548
Due beyond ten years	5,492	5,130	5,432	6,065
Mortgage-backed securities	131,232	129,138	4,657	4,720
Asset-backed securities	21,291	20,724	—	—
	$191,835	$188,516	$46,855	$49,769

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN AND LEASE LOSSES

A summary of the loan portfolio as of March 31, 2017 and December 31, 2016 follows (in thousands):

	March 31, 2017	December 31, 2016
Commercial real estate	$360,955	$302,322
Consumer real estate	99,952	97,015
Construction and land development	74,007	94,491
Commercial and industrial	420,825	379,620
Consumer	4,495	5,974
Other	43,984	56,796
Total	1,004,218	936,218
Less net unearned income	(784)	(967)
	1,003,434	935,251
Allowance for loan and lease losses	(13,997)	(11,634)
	$989,437	$923,617

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

Loans not falling into the criteria above are considered to be pass-rated loans. The Company utilizes six loan grades within the pass risk rating.

The following tables present the loan balances by category as well as risk rating (in thousands):

	Performing Loans
March 31, 2017	Pass/Watch	Special Mention	Substandard	Total Performing	Total Impaired Loans	Total
Commercial real estate	$359,668	$—	$—	$359,668	$1,287	$360,955
Consumer real estate	99,661	—	291	99,952	—	99,952
Construction and land development	74,007	—	—	74,007	—	74,007
Commercial and industrial	385,188	16,288	7,012	408,488	12,337	420,825
Consumer	4,480	—	15	4,495	—	4,495
Other	43,984	—	—	43,984	—	43,984
Total	$966,988	$16,288	$7,318	$990,594	$13,624	$1,004,218
December 31, 2016
Commercial real estate	$301,012	$—	$—	$301,012	$1,310	$302,322
Consumer real estate	96,722	—	293	97,015	—	97,015
Construction and land development	94,491	—	—	94,491	—	94,491
Commercial and industrial	349,857	11,035	16,419	377,311	2,309	379,620
Consumer	5,958	—	16	5,974	—	5,974
Other	56,796	—	—	56,796	—	56,796
Total	$904,836	$11,035	$16,728	$932,599	$3,619	$936,218

None of the Company’s loans had a risk rating of “Doubtful” as of March 31, 2017 or December 31, 2016.

The following table details the changes in the ALLL for    the three months ended March 31, 2017 and 2016 (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Three Months Ended March 31, 2017
Balance, beginning of year	$2,655	$1,013	$1,574	$5,618	$76	$698	$11,634
Charged-off loans	—	—	—	(1,124)	—	—	(1,124)
Recoveries	—	—	—	2	80	—	82
Provision for loan and lease losses	602	35	(484)	3,517	(96)	(169)	3,405
Balance, end of period	$3,257	$1,048	$1,090	$8,013	$60	$529	$13,997

Three Months Ended March 31, 2016
Balance, beginning of year	$2,879	$968	$914	$4,693	$103	$575	$10,132
Charged-off loans	(350)	—	—	(300)	(124)	—	(774)
Recoveries	—	—	—	4	—	—	4
Provision for loan and lease losses	441	(5)	(115)	527	134	(45)	937
Balance, end of period	$2,970	$963	$799	$4,924	$113	$530	$10,299

A breakdown of the ALLL and the loan portfolio by loan category at March 31, 2017 and December 31, 2016 follows (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
March 31, 2017
Allowance for Loan and Lease Losses:
Collectively evaluated for impairment	$3,257	$1,048	$1,090	$5,401	$60	$529	$11,385
Individually evaluated for impairment	—	—	—	2,612	—	—	2,612
Balances, end of period	$3,257	$1,048	$1,090	$8,013	$60	$529	$13,997
Loans:
Collectively evaluated for impairment	$359,668	$99,952	$74,007	$408,488	$4,495	$43,984	$990,594
Individually evaluated for impairment	1,287	—	—	12,337	—	—	13,624
Balances, end of period	$360,955	$99,952	$74,007	$420,825	$4,495	$43,984	$1,004,218

December 31, 2016
Allowance for Loan and Lease Losses:
Collectively evaluated for impairment	$2,655	$1,013	$1,574	$3,006	$76	$698	$9,022
Individually evaluated for impairment	—	—	—	2,612	—	—	2,612
Balances, end of period	$2,655	$1,013	$1,574	$5,618	$76	$698	$11,634
Loans:
Collectively evaluated for impairment	$301,012	$97,015	$94,491	$377,311	$5,974	$56,796	$932,599
Individually evaluated for impairment	1,310	—	—	2,309	—	—	3,619
Balances, end of period	$302,322	$97,015	$94,491	$379,620	$5,974	$56,796	$936,218

The following table presents the allocation of the ALLL for each respective loan category with the corresponding percentage of the ALLL in each category to total loans, net of deferred fees as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017		December 31, 2016
	Amount	Percent of total loans, net of deferred fees	Amount	Percent of total loans, net of deferred fees
Commercial real estate	$3,257	0.32%	$2,655	0.28%
Consumer real estate	1,048	0.10	1,013	0.11
Construction and land development	1,090	0.11	1,574	0.17
Commercial and industrial	8,013	0.80	5,618	0.60
Consumer	60	0.01	76	0.01
Other	529	0.05	698	0.07
Total allowance for loan and lease losses	$13,997	1.39%	$11,634	1.24%

The following table presents the Company’s impaired loans that were evaluated for specific loss allowance as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017			December 31, 2016
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial real estate	$1,287	$1,682	$—	$1,310	$1,686	$—
Consumer real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	1,287	1,682	—	1,310	1,686	—
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—
Consumer real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	12,337	14,237	2,612	2,309	2,921	500
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	12,337	14,237	2,612	2,309	2,921	500
Total	$13,624	$15,919	$2,612	$3,619	$4,607	$500

The following presents information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2017		March 31, 2016
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate	$1,299	$—	$—	$—
Consumer real estate	—	—	240	—
Construction and land development	—	—	—	—
Commercial and industrial	—	—	3,596	—
Consumer	—	—	—	—
Other	—	—	—	—
Subtotal	1,299	—	3,836	—
With an allowance recorded:
Commercial real estate	—	—	1,944	—
Consumer real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	13,106	—	—	—
Consumer	—	—	—	—
Other	—	—	—	—
Subtotal	13,106	—	1,944	—
Total	$14,405	$—	$5,780	$—

There was no interest income recognized on a cash basis for impaired loans for the three months ended March 31, 2017 or 2016.

The following table presents the aging of the recorded investment in past-due loans as of March 31, 2017 and December 31, 2016 by class of loans (in thousands):

	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total	Loans Not
March 31, 2017	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial real estate	$—	$—	$—	$—	$360,955	$360,955
Consumer real estate	143	—	—	143	99,809	99,952
Construction and land development	—	—	—	—	74,007	74,007
Commercial and industrial	8,948	—	—	8,948	411,877	420,825
Consumer	—	—	—	—	4,495	4,495
Other	90	—	—	90	43,894	43,984
Total	$9,181	$—	$—	$9,181	$995,037	$1,004,218
December 31, 2016
Commercial real estate	$—	$—	$—	$—	$302,322	$302,322
Consumer real estate	81	282	—	363	96,652	97,015
Construction and land development	—	—	—	—	94,491	94,491
Commercial and industrial	—	—	—	—	379,620	379,620
Consumer	—	—	—	—	5,974	5,974
Other	—	—	—	—	56,796	56,796
Total	$81	$282	$—	$363	$935,855	$936,218

The Company had no loans past due 90 days or more that were not on nonaccrual status as of March 31, 2017 and December 31, 2016.

The following table presents the recorded investment in non-accrual loans and troubled debt restructurings (“TDR”) by class of loans as of March 31, 2017 and December 31, 2016 (in thousands):

	Non-Accrual		Troubled Debt Restructurings
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
Commercial real estate	$1,287	$1,310	$1,256	$1,272
Consumer real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	12,337	2,309	—	—
Consumer	—	—	—	—
Other	—	—	—	—
Total	$13,624	$3,619	$1,256	$1,272

As of March 31, 2017 and December 31, 2016, all loans classified as nonperforming were deemed to be impaired.

As of March 31, 2017 and December 31, 2016, the Company had a recorded investment in TDR of $1.3 million and $1.3 million, respectively.  The Company had no specific allowance for those loans at March 31, 2017 or December 31, 2016 and there were no commitments to lend additional amounts.  Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Bank’s loan policy.  Loans accounted for as TDR are individually evaluated for impairment.

The following table presents loans by class modified as TDR that occurred during the three months ended March 31, 2016  (in thousands).  There were no TDR identified during the three months ended March 31, 2017.

Three Months Ended
March 31,
	Number of contracts	Pre modification outstanding recorded investment	Post modification outstanding recorded investment, net of related allowance
2016
Commercial real estate	1	$1,948	$1,170
Consumer real estate	—	—	—
Construction and land development	—	—	—
Commercial and industrial	—	—	—
Consumer	—	—	—
Other	—	—	—
Total	1	$1,948	$1,170

The following table presents loans by class modified as TDR for which there was a payment default within twelve months following the modification during the three months ended March 31, 2016   (in thousands).  There were no TDR for which there was a payment default within twelve months following the modification during the three months ended March 31, 2017.

Three Months Ended
March 31,
	Number of contracts	Recorded investment
2016
Commercial real estate	—	$—
Consumer real estate	—	—
Construction and land development	—	—
Commercial and industrial	—	—
Consumer	1	124
Other	—	—
Total	1	$124

The consumer loan TDR that subsequently defaulted during the three months ended March 31, 2016 had no specific reserve in the allowance for loan and lease losses and resulted in a $0.1 million charge-off.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

NOTE 4 – FEDERAL HOME LOAN BANK ADVANCES

The Company had outstanding borrowings totaling of $75.0 million and $55.0 million at March 31, 2017 and December 31, 2016, respectively, via two separate advances. These advances are non-callable; interest payments are due monthly, with principal due at maturity.

The following is a summary of the contractual maturities and average effective rates of outstanding advances (dollars in thousands):

	March 31, 2017		December 31, 2016
Year	Amount	Interest Rates	Amount	Interest Rates
2017	$75,000	0.96%	$55,000	0.80%
2018	—	—	—	—
2019	—	—	—	—
2020	—	—	—	—
2021	—	—	—	—
Thereafter	—	—	—	—
Total	$75,000	0.96%	$55,000	0.80%

Advances from the FHLB are collateralized by investment securities, FHLB stock and certain commercial and residential real estate mortgage loans totaling $400.2 million under a blanket mortgage collateral agreement.  At March 31, 2017, the amount of available credit from the FHLB totaled $91.2 million.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods ended March 31, 2017 and 2016  (in thousands):

		Unrealized Gains	Unrealized
	Gains and	and Losses	Losses on
	Losses on	on Available	Securities
	Cash Flow	for Sale	Transferred to
Three Months Ended March 31, 2017	Hedges	Securities	Held to Maturity	Total
Beginning Balance	$(4,241)	$(698)	$(1,212)	$(6,151)
Other comprehensive income (loss) before reclassification	—	354	—	354
Amounts reclassified from accumulated other comprehensive income (loss)	154	4	26	184
Net current period other comprehensive income (loss)	154	358	26	538
Ending Balance	$(4,087)	$(340)	$(1,186)	$(5,613)

Three Months Ended March 31, 2016
Beginning Balance	$(3,705)	$105	$(1,315)	$(4,915)
Other comprehensive income (loss) before reclassification	(927)	1,320	—	393
Amounts reclassified from accumulated other comprehensive income (loss)	86	(24)	26	88
Net current period other comprehensive income (loss)	(841)	1,296	26	481
Ending Balance	$(4,546)	$1,401	$(1,289)	$(4,434)

The following were significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2017 (in thousands):

	Amount Reclassified from	Affected Line Item
Details about Accumulated Other	Accumulated Other	in the Statement Where
Comprehensive Income Components	Comprehensive Income	Net Income is Presented
Unrealized losses on cash flow hedges	$105	Interest expense - money market
	49	Interest expense - Federal Home Loan Bank advances
	$154	Net of tax
Unrealized gains and losses on available for sale securities	$6	Net loss on sale of securities
	(2)	Income tax expense (benefit)
	$4	Net of tax
Unrealized losses on securities transferred to held to maturity	$42	Interest income - securities
	(16)	Income tax expense (benefit)
	$26	Net of tax

The following were significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2016   (in thousands):

	Amount Reclassified from	Affected Line Item
Details about Accumulated Other	Accumulated Other	in the Statement Where
Comprehensive Income Components	Comprehensive Income	Net Income is Presented
Unrealized losses on cash flow hedges	$37	Interest expense - money market
	49	Interest expense - Federal Home Loan Bank Advances
	$86	Net of tax
Unrealized gains and losses on available for sale securities	$(39)	Net gain on sale of securities
	15	Income tax expense (benefit)
	$(24)	Net of tax
Unrealized losses on securities transferred to held to maturity	$42	Interest income - securities
	(16)	Income tax expense (benefit)
	$26	Net of tax

NOTE 6 – INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2017 was -16.6%  compared to 33.5%  for the three months ended March 31, 2016.  In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions, including income tax consequences. In addition to other changes, the guidance changes the accounting for excess tax benefits and tax deficiencies from generally being recognized in additional paid-in capital to recognition as income tax expense or benefit in the period they occur. The Company adopted the new guidance in the first quarter of 2017. As a result, the Company’s income tax expense was reduced by $145,000 for the period ended March 31, 2017.

The effective tax rate compared favorably to the statutory federal rate of 34% and Tennessee excise tax rate of 6.5% primarily due to investments in qualified municipal securities, company owned life insurance, state tax credits, net of the effect of certain non-deductible expenses and the recognition of excess tax benefits related to stock compensation.

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

The following table sets forth outstanding financial instruments whose contract amounts represent credit risk as of March 31, 2017 and December 31, 2016 (in thousands):

	Contract or notional amount
	March 31, 2017	December 31, 2016
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$542,542	$508,990
Standby letters of credit	11,401	10,886
Total	$553,943	$519,876

The Company is party to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims as of March 31, 2017, will not have a material impact on the financial statements of the Company.

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

Interest Rate Swaps Designated as Cash Flow Hedges

Forward starting interest rate swaps with notional amounts totaling $20 million and $20 million as of March 31, 2017 and December 31, 2016, respectively, were designated as cash flow hedges of certain liabilities and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

Summary information about the interest-rate swaps designated as cash flow hedges was as follows (dollars in thousands):

	March 31, 2017	December 31, 2016
Notional amounts	$20,000	$20,000
Weighted average pay rates	3.54%	3.54%
Weighted average receive rates	3 month LIBOR	3 month LIBOR
Weighted average maturity	6.2 years	6.5 years
Fair value	$(1,535)	$(1,535)
Amount of unrealized loss recognized in accumulated other comprehensive income, net of tax	$(947)	$(947)

Pursuant to its interest rate swap agreements, the Company pledged collateral to the counterparties in the form of investment securities with a carrying value of $2.3 million at March 31, 2017. There was no collateral posted from the counterparties to the Company as of March 31, 2017. It is possible that the Company may need to post additional collateral in the future or that the counterparties may be required to post collateral to the Company in the future.

Other Interest Rate Swaps

The Company also enters into swaps to facilitate customer transactions and meet their financing needs.  Upon entering into these transactions the Company enters into offsetting positions with large U.S. financial institutions in order to minimize risk to the Company. A summary of the Company’s customer related interest rate swaps was as follows (in thousands):

	March 31, 2017		December 31, 2016
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$41,703	$214	$41,254	$460
Pay variable/receive fixed swaps	41,703	(214)	41,254	(460)
Total	$83,406	$—	$82,508	$—

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

Following the formation of CapStar Financial Holdings, Inc. in 2016, and in connection with the Share Exchange, the outstanding awards of restricted stock and stock options under the CapStar Bank 2008 Stock Incentive Plan were exchanged for similar awards of restricted stock and stock options issued by CapStar Financial Holdings, Inc. under the CapStar Financial Holdings, Inc. Stock Incentive Plan, which the board of directors adopted in 2016. The Stock Incentive Plan provides for the grant of stock-based incentives, including stock options, restricted stock units, performance awards and restricted stock, to employees, directors and service providers that are subject to forfeiture until vesting conditions have been satisfied by the award recipient under the terms of the award.  The Plan reserved 1,569,475 shares of stock for issuance of stock incentives. Stock incentives include both restricted share and stock option grants.  Total shares issuable under the plan were 199,891 at March 31, 2017.

The Company has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Stock-based compensation expense before income taxes	$236	$196
Less: deferred tax benefit	(90)	(75)
Reduction of net income	$146	$121

Restricted Shares

Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The fair value of each restricted stock grant is based on valuations performed by independent consultants. The recipients have the right to vote and receive dividends but cannot sell, transfer, assign, pledge, hypothecate, or otherwise encumber the restricted stock until the shares have vested. Restricted shares fully vest on the third anniversary of the grant date.  A summary of the changes in the Company’s nonvested restricted shares for the three months ended March 31, 2017 follows:

		Weighted
		Average
	Restricted	Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at beginning of period	199,641	$12.34
Granted	7,333	19.85
Vested	(43,002)	12.24
Forfeited	(1,500)	13.22
Nonvested at end of period	162,472	$12.70

As of March 31, 2017, there was $1.4 million of unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.9 years.  The total fair value of shares vested during the three months ended March 31, 2017 and 2016 was $0.5 million and $0.2 million.

Stock Options

Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant.  Option awards generally have a three year vesting period and a ten year contractual term.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model that uses the assumptions noted in the table below. Expected volatility is based on calculations performed by management using industry data. The Company’s expected dividend yield is 0.00% because the Company has not paid dividends in the past. The expected term of options granted was calculated using the “simplified” method for plain vanilla options as permitted under authoritative literature.  The risk free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.  There were no options granted in 2017.

The fair value of options granted was determined using the following weighted average assumptions as of the grant date:

	2017	2016
Dividend yield	—	—
Expected term (in years)	—	7.48
Expected stock price volatility	—	17.20%
Risk-free interest rate	—	1.66%
Pre-vest forfeiture rate	—	10.25%

A summary of the activity in stock options for the three months ended March 31, 2017 follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at beginning of period	1,006,000	$10.48
Granted	—	—
Exercised	(20,000)	10.00
Forfeited or expired	—	—
Outstanding at end of period	986,000	$10.49	2.9
Fully vested and expected to vest	978,308	$10.47	2.9
Exercisable at end of period	931,000	$10.39	2.6

Information related to stock options during each year follows:

	2017	2016
Intrinsic value of options exercised	$193,800	$53,756
Cash received from option exercises	200,000	96,306
Tax benefit realized from option exercises	74,206	20,583
Weighted average fair value of options granted	—	3.16

As of March 31, 2017, there was $0.1 million of unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 2.3 years.

NOTE 10 – REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by the Federal Reserve and the Bank is also subject to the regulatory capital requirements of the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that could, in that event, have a material adverse effect on the institutions’ financial statements. The relevant regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting principles. The capital classifications of the Company and the Bank are also subject to qualitative judgments by their regulators about components, risk weightings, and other factors. Those qualitative judgments could also affect the capital status of the Company and the Bank and the amount of dividends the Company and the Bank may distribute. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of March 31, 2017, the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

The Company’s and the Bank’s capital amounts and ratios as of March 31, 2017 and December 31, 2016 are presented in the following table (dollars in thousands).

	Actual		Minimum capital requirement (1)		Minimum to be well-capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2017:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$152,445	12.1%	$100,502	8.0%	N/A	N/A
CapStar Bank	129,571	10.3	100,483	8.0	$125,604	10.0
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	138,375	11.0	75,377	6.0	N/A	N/A
CapStar Bank	115,501	9.2	75,362	6.0	100,483	8.0
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	129,685	10.3	56,533	4.5	N/A	N/A
CapStar Bank	99,311	7.9	56,522	4.5	81,643	6.5
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	138,375	10.4	53,396	4.0	N/A	N/A
CapStar Bank	115,501	8.7	53,394	4.0	66,742	5.0
At December 31, 2016:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$149,616	12.6%	$95,028	8.0%	N/A	N/A
CapStar Bank	126,718	10.7	95,028	8.0	$118,785	10.0
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	137,909	11.6	71,271	6.0	N/A	N/A
CapStar Bank	115,011	9.7	71,271	6.0	95,028	8.0
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	129,528	10.9	53,453	4.5	N/A	N/A
CapStar Bank	99,130	8.3	53,453	4.5	77,210	6.5
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	137,909	10.5	52,727	4.0	N/A	N/A
CapStar Bank	115,011	8.7	52,727	4.0	65,909	5.0

(1)

For the calendar year 2017, the Company must maintain a capital conservation buffer of Tier 1 common equity capital in excess of minimum risk-based capital ratios by at least 1.25% to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

(2)

For the Company to be well-capitalized, the Bank must be well-capitalized and the Company must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve to meet and maintain a specific capital level for any capital measure.

NOTE 11 – EARNINGS PER SHARE

The following is a summary of the basic and diluted earnings per share calculation for the three months ended March 31, 2017 and 2016:

	Three Months Ended
	March 31,
	2017	2016
Basic net income per share calculation:
Numerator – Net income	$332,058	$1,583,846
Denominator – Average common shares outstanding	11,210,948	8,628,683
Basic net income per share	$0.03	$0.18
Diluted net income per share calculation:
Numerator – Net income	$332,058	$1,583,846
Denominator – Average common shares outstanding	11,210,948	8,628,683
Dilutive shares contingently issuable	1,573,169	1,943,510
Average diluted common shares outstanding	12,784,117	10,572,193
Diluted net income per share	$0.03	$0.15

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

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Appraisals may be adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and/or management’s expertise and knowledge of the collateral. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.  The Company had no other real estate owned at March 31, 2017 or December 31, 2016.

Loans Held For Sale: Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 2).  There were no loans held for sale carried at fair value at March 31, 2017 or December 31, 2016.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair value measurements at March 31, 2017
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$11,314	$—	$11,314	$—
Obligations of states and political subdivisions	27,340	—	27,340	—
Mortgage-backed securities-residential	129,138	—	129,138	—
Asset-backed securities	20,724	—	20,724	—
Total securities available for sale	$188,516	$—	$188,516	$—
Derivatives:
Interest rate swaps - customer related	$328	$—	$328	$—
Liabilities:
Derivatives:
Interest rate swaps - customer related	$(328)	$—	$(328)	$—
Interest rate swaps - cash flow hedges	(1,535)	—	(1,535)	—
Total derivatives	$(1,863)	$—	$(1,863)	$—

	Fair value measurements at December 31, 2016
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$9,374	$—	$9,374	$—
Obligations of states and political subdivisions	27,913	—	27,913	—
Mortgage-backed securities-residential	124,595	—	124,595	—
Asset-backed securities	20,473	—	20,473	—
Total securities available for sale	$182,355	$—	$182,355	$—
Derivatives:
Interest rate swaps - customer related	$460	$—	$460	$—
Liabilities:
Derivatives:
Interest rate swaps - customer related	$(460)	$—	$(460)	$—
Interest rate swaps - cash flow hedges	(1,535)	—	(1,535)	—
Total derivatives	$(1,995)	$—	$(1,995)	$—

Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

Fair value measurements at March 31, 2017
Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(level 1)	(level 2)	(level 3)
Assets:
Impaired loans:
Commercial and industrial	$9,725	—	—	9,725

Fair value measurements at December 31, 2016
Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(level 1)	(level 2)	(level 3)
Assets:
Impaired loans:
Commercial and industrial	$1,809	—	—	1,809

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis at March 31, 2017 and December 31, 2016 (dollars in thousands):

				Range
	Fair	Valuation		(Weighted-
March 31, 2017	Value	Technique(s)	Unobservable Input(s)	Average)
Impaired loans:
Commercial and industrial	$9,725	Sales comparison approach	Appraisal discounts	10 - 25%

				Range
	Fair	Valuation		(Weighted-
December 31, 2016	Value	Technique(s)	Unobservable Input(s)	Average)
Impaired loans:
Commercial and industrial	$1,809	Sales comparison approach	Appraisal discounts	25%

Fair Value of Financial Instruments

The carrying value and estimated fair values of the Bank’s financial instruments at March 31, 2017 and December 31, 2016 were as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying		Carrying		Fair value
	amount	Fair value	amount	Fair value	level of input
Financial assets:
Cash and due from banks, interest-bearing deposits in financial institutions	$58,629	$58,629	$63,456	$63,456	Level 1
Federal funds sold	1,410	1,410	16,654	16,654	Level 1
Securities available for sale	188,516	188,516	182,355	182,355	Level 2
Securities held to maturity	46,855	49,769	46,864	49,731	Level 2
Loans held for sale	35,371	35,410	42,111	42,302	Level 2
Restricted equity securities	6,544	N/A	6,032	N/A	N/A
Loans, net	1,003,434	1,002,131	935,251	934,628	Level 3
Accrued interest receivable	4,012	4,012	3,942	3,942	Level 2
Bank owned life insurance	22,044	22,044	21,900	21,900	Level 2
Other assets	328	328	460	460	Level 2
Financial liabilities:
Deposits	1,157,995	1,116,924	1,128,722	1,088,758	Level 3
Federal Home Loan Bank advances	75,000	74,993	55,000	54,989	Level 2
Accrued interest payable	236	236	212	212	Level 2
Other liabilities	3,789	3,789	5,349	5,349	Level 3

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a)	Cash and Due from Banks, Interest-Bearing Deposits in Financial Institutions

For these short‑term instruments, the carrying amount is a reasonable estimate of fair value.

(b)	Federal Funds Sold

Federal funds sold clear on a daily basis. For this reason, the carrying amount is a reasonable estimate of fair value.

(c)	Restricted Equity Securities

It is not practical to determine the fair value of restricted securities due to restrictions placed on their transferability.

(d)	Loans, net

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

(h)	Federal Home Loan Bank Advances

The fair value of fixed rate Federal Home Loan Bank Advances is estimated using discounted cash flow models, using current market interest rates offered on certificates, advances and other borrowings with similar remaining maturities.

(i)	Accrued Interest Receivable/Payable

The carrying amounts of accrued interest approximate fair value.

(j)	Other Liabilities

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

(k)	Off-Balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The fair value of commitments is not material.

(l)	Limitations

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our financial condition at March 31, 2017 and December 31, 2016 and our results of operations for the three months ended March 31, 2017 and 2016.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere in this Report and our Annual Report on Form 10-K for the year ended December 31, 2016.  Annualized results for interim periods may not be indicative of results for the full year or future periods.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our current expectations.  Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Report and the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016. We assume no obligation to update any of these forward-looking statements except to the extent required by applicable law.

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

Overview

We completed the first three months of 2017 with net income of $0.3 million, or 79.0% less than the comparable period of 2016. The decrease in our profitability was primarily due to a higher provision for loan and lease losses. This decrease was partially offset by higher net interest income. Fully diluted net income per share of common stock for the first three months of 2017 was $0.03, compared with $0.15 for the first three months of 2016.  Average loans for the first three months of 2017 were $974.4 million, an 18.5% increase over the comparable period of 2016.  Average deposits for the first three months of 2017 were $1.1 billion, an 11.3% increase over the comparable period of 2016.

The Company’s primary revenue sources are net interest income and fees from various financial services provided to customers. Net interest income is the difference between interest income earned on loans, investment securities and other interest earning assets less interest expense on deposit accounts and other interest bearing liabilities. Loan volume and interest rates earned on those loans are critical to overall profitability. Similarly, deposit volume is crucial to funding loans and rates paid on deposits directly impact profitability. Business volumes are influenced by competition, new business acquisition efforts and economic factors including market interest rates, business spending and consumer confidence.

Net interest income increased $1.0 million, or 10.9%, for the first three months of 2017, compared with the same period in 2016. The positive effects of increased volumes of earning assets were partially offset by the negative effect of increasing deposit costs. Net interest margin declined to 3.12% for the first three months of 2017, compared with 3.18% for the same period of 2016.

In response to assessment of risk in the loan portfolio, including net loan growth, the Company recorded a $3.4 million provision for loan and lease losses in the first three months of 2017, compared with a $0.9 million provision in the first three months of 2016. The provision for loan and lease losses represents a charge to earnings necessary to establish an allowance for loan and lease losses that, in management’s evaluation, is adequate to provide coverage for the inherent losses on outstanding loans.

Total non-interest income in the first three months of 2017 decreased $0.2 million, or 10.0%, compared with the same period in 2016, and comprised 15% of total revenues.  The decrease was primarily the result of a decline in mortgage banking income and loan fees.

Total non-interest expense in the first three months of 2017 increased $0.4 million, or 4.6%, compared with the same period in 2016. Our efficiency ratio in the first three months of 2017 was 69.4% compared to 70.7% in the same period in 2016.

Our effective tax rate decreased to -16.6% for the first three months of 2017 from 33.5% for the same period in 2016. The decrease in the effective tax rate is largely the result of the effectiveness of ASU 2016-09, Compensation – Stock Compensation, which, among other things, amended existing guidance for the accounting of excess tax benefits from stock compensation.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. The ratio of tangible common equity to total tangible assets was 9.1% as of March 31, 2017, compared with 9.3% at December 31, 2016. The decrease is due to growth in our total tangible assets.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for details on reconciliations to the most directly comparable U.S. GAAP measures.

The following sections provide more details on subjects presented in this overview.

(a)	Results of Operations

The following is a summary of our results of operations:

			2017 - 2016
	Three months ended		Percent
	March 31,		Increase
	2017	2016	(Decrease)
Interest income	$11,979	$10,598	13.0%
Interest expense	2,047	1,642	24.7%
Net interest income	9,932	8,956	10.9%
Provision for loan and lease losses	3,405	937	263.3%
Net interest income after provision for loan and lease losses	6,527	8,019	(18.6)%
Noninterest income	2,133	2,371	(10.0)%
Noninterest expense	8,375	8,010	4.6%
Net income before income taxes	285	2,380	(88.0)%
Income tax expense (benefit)	(47)	796	(105.9)%
Net income	$332	$1,584	(79.0)%

Basic net income per share of common stock	$0.03	$0.18	(83.3)%
Fully diluted net income per share of common stock	$0.03	$0.15	(80.0)%

We recorded net income of $0.3 million for the first quarter of 2017, a decrease of $1.3 million, or 79.0%, from $1.6 million for the first quarter of 2016. Basic net income per share of common stock was $0.03 and $0.18 for the first quarter of 2017 and 2016, respectively. Fully diluted net income per share of common stock was $0.03 and $0.15 for the first quarter of 2017 and 2016, respectively. We recorded a $3.4 million provision for loan and lease losses in the first quarter of 2017, compared with $0.9 million for the same period of 2016.

Annualized return on average assets and annualized return on average shareholders’ equity were 0.10% and 0.95%, respectively, for the first quarter of 2017, compared with 0.54% and 5.75%, respectively, for the same period in 2016.

Net Interest Income

The largest component of our net income is net interest income – the difference between the income earned on interest-earning assets and the interest paid on deposits and borrowed funds used to support our assets. Net interest income divided by total average interest-earning assets represents our net interest margin. The major factors that affect net interest income and net interest margin are changes in volumes, the yield on interest-earning assets and the cost of interest-bearing liabilities. Our margin can also be affected by economic conditions, the competitive environment, loan demand and deposit flow. Our ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and our net interest income.

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017			2016
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$974,350	$10,194	4.24%	$822,112	$8,976	4.39%
Loans held for sale	28,359	273	3.91%	29,799	292	3.94%
Securities:
Taxable investment securities (2)	181,647	1,079	2.38%	177,563	968	2.18%
Investment securities exempt from federal income tax (3)	55,437	326	2.35%	42,719	282	2.64%
Total securities	237,084	1,405	2.37%	220,282	1,250	2.27%
Cash balances in other banks	48,041	105	0.88%	56,427	76	0.54%
Funds sold	1,729	2	0.54%	2,703	4	0.62%
Total interest-earning assets	1,289,563	11,979	3.77%	1,131,323	10,598	3.77%
Noninterest-earning assets	50,674			50,105
Total assets	$1,340,237			$1,181,428
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$330,627	617	0.76%	$203,283	302	0.60%
Savings and money market deposits	434,375	815	0.76%	445,891	732	0.66%
Time deposits	168,326	471	1.13%	188,778	514	1.10%
Total interest-bearing deposits	933,328	1,903	0.83%	837,952	1,548	0.74%
Borrowings and repurchase agreements	45,115	144	1.30%	30,798	94	1.23%
Total interest-bearing liabilities	978,443	2,047	0.85%	868,750	1,642	0.76%
Noninterest-bearing deposits	210,308			189,505
Total funding sources	1,188,751			1,058,255
Noninterest-bearing liabilities	9,935			12,353
Shareholders’ equity	141,551			110,820
Total liabilities and shareholders’ equity	$1,340,237			$1,181,428
Net interest spread (4)			2.92%			3.01%
Net interest income/margin (5)		$9,932	3.12%		$8,956	3.18%

(1)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)	Taxable investment securities include restricted equity securities.
(3)	Balances for investment securities exempt from federal income tax are not calculated on a tax equivalent basis.
(4)	Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by total average interest-earning assets and is presented in the table above on an annualized basis.

Our net interest margin on an annualized basis was 3.12% and 3.18% for the first quarter of 2017 and 2016, respectively.  The decrease in net interest margin for the first quarter 2017 compared to 2016 was primarily due to declining loan yields and rising deposit costs.

For the first quarter of 2017 and 2016, average loan yields decreased from 4.39% to 4.24%.  The decrease in loan yields was primarily due to two factors.  First, during the first quarter of 2017, two loans were placed on non-accrual status, resulting in a nine basis point decrease in loan yields for the period.  Second, there were lower loan rates on new loan production as compared to the average yield on the current loan portfolio, driven by continued competitive pricing pressures associated with securing the business of credit-worthy borrowers in the Nashville MSA. Average loans for the first three months of 2017 increased 18.5% compared to the same period in 2016 as a result of our continued focus on attracting new clients to our Company. For the first quarter of 2017 and 2016, average security yields increased from 2.24% to 2.37% primarily due to increases in the LIBOR rate on the variable rate portion of our securities portfolio.  The resulting yield on average interest-earning assets remained at 3.77% for the first three months of 2017 and 2016 despite the decrease in loan yield.

We funded our growth in loans through an increase in our funding sources of 12.3%. For the first three months of 2017, average interest-bearing liabilities increased $109.7 million, or 12.6%, from the same period in 2016. The average rate paid on interest-bearing liabilities was 0.85% for the first three months of 2017, as compared to 0.76% for the same period in 2016. A portion of the increase was due to the increases in the Fed Funds rate in December 2016 and March 2017. We passed along a portion of these rate increases to our clients.

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

At March 31, 2017, our EAR static simulation results indicated that our balance sheet is asset sensitive to parallel shifts in interest rates. This indicates that our assets generally reprice faster than our liabilities, which results in a favorable impact to net interest income when market interest rates increase. Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity and decay rates, and key rate drivers. Because of the inherent use of these estimates and assumptions in the model, our actual results may, and most likely will, differ from our static EAR results. In addition, static EAR results do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates or client behavior. For example, as part of our asset/liability management strategy, management has the ability to increase asset duration and/or decrease liability duration in order to reduce asset sensitivity, or to decrease asset duration and/or increase liability duration in order to increase asset sensitivity.

The following table illustrates the results of our EAR analysis to determine the extent to which our net interest income over the next 12 months would change if prevailing interest rates increased or decreased by the specified amounts.

Net interest income change
Increase 200bp	6.0%
Increase 100bp	2.6
Decrease 100bp	(5.0)
Decrease 200bp	(8.1)

Provision for Loan and Lease Losses

Our policy is to maintain an allowance for loan and lease losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan and lease losses, which is a charge to earnings, is decreased by charge-offs and increased by loan recoveries. Our allowance for loan and lease losses as a percentage of total loans was 1.39% and 1.24% at March 31, 2017 and December 31, 2016, respectively.

The provision for loan and lease losses amounted to $3.4 million and $0.9 million for the three months ended March 31, 2017 and 2016, respectively. Provision expense is impacted by the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs. Provision expense increased for the three months ended March 31, 2017 compared to the three months ended March 31, 2016 primarily due to increased charge-offs of $0.4 million and increased specific reserves in our allowance for loan and lease losses of $2.1 million.  These increases were caused primarily by deterioration in the credit quality of commercial and industrial loans to two borrowers. These loans experienced weakness due to each borrower’s declining financial condition, which led to falling values of the collateral securing these loans.  Our primary collateral for these loans are the enterprise values of the borrowers.  As the financial condition of the borrower deteriorates, ultimate repayment becomes increasingly difficult.  As a result, we have increased our allowance for loan and lease losses which has led to increased provision expense in 2017 compared to 2016.

Based upon our evaluation of the loan portfolio, we believe the allowance for loan and lease losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at March 31, 2017. While our policies and procedures used to estimate the allowance for loan and lease losses, as well as the resultant provision for loan and lease losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate markets, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan and lease losses and, thus, the resulting provision for loan and lease losses.  See “Notes to Consolidated Financial Statements (Unaudited) — Note 3 — Loans and Allowance for Loan and Lease Losses” for additional information on our allowance for loan and lease losses.

Noninterest Income

In addition to net interest income, we generate other types of recurring noninterest income from our lines of business. Our banking operations generate revenue from service charges and fees on deposit accounts. We have a mortgage banking line of business that generates revenue from originating and selling mortgages, and we have a revenue-sharing relationship with a registered broker-dealer, which generates wealth management fees. In addition to these types of recurring noninterest income, we own insurance on several key employees and record income on the increase in the cash surrender value of these policies.

The following table sets forth the principal components of noninterest income for the periods indicated.

			2017-2016
	Three months ended		Percent
	March 31,		Increase
	2017	2016	(Decrease)
Noninterest income:
Service charges on deposit accounts	$329	$225	45.8%
Loan commitment fees	236	430	(45.1)%
Net gain (loss) on sale of securities	(6)	39	(116.0)%
Mortgage banking income	1,216	1,347	(9.7)%
Other noninterest income	359	329	9.0%
Total noninterest income	$2,134	$2,370	(10.0)%

The increase in service charges on deposit accounts for the three months ended March 31, 2017 compared to the same period in 2016 is primarily related to increased analysis fees due to an increase in the volume of commercial accounts.

Loan commitment fees decreased 45.1% for the three months ended March 31, 2017 compared to the same period in 2016 due to one-time fees recognized during the three months ended March 31, 2016 that did not reoccur in 2017.

Mortgage banking income consists of mortgage fee income from the origination and sale of mortgage loans.  These mortgage fees are for loans that we originated and that are subsequently sold to third-party investors.  All of these loan sales transfer servicing rights to the buyer.  Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes.  Mortgage banking income decreased 9.7% for the three months ended March 31, 2017 compared to the similar period in 2016 due to declining margins on mortgage loans sold.

Noninterest Expense

Our total noninterest expense increase reflects expenses that we have incurred as we build the foundation to support our recent growth and enable us to execute our growth strategy. The following table presents the primary components of noninterest expense for the periods indicated.

			2017-2016
	Three Months Ended		Percent
	March 31,		Increase
	2017	2016	(Decrease)
Noninterest expense:
Salaries and employee benefits	$5,086	$5,218	(2.5)%
Data processing and software	621	568	9.2%
Occupancy	365	331	10.2%
Equipment	449	410	9.5%
Professional fees	496	407	22.0%
Regulatory fees	307	227	35.1%
Other noninterest expense	1,052	849	23.9%
Total noninterest expense	$8,376	$8,010	4.6%

The largest increase between periods within noninterest expense was related to $137 thousand of one-time costs incurred during the three months ended March 31, 2017 related to the move of our corporate headquarters.  This expense is recorded in other noninterest expense, which increased 23.9% for the three months ended 2017 compared to the same period in 2016.

Salaries and employee benefits decreased $132 thousand, or 2.5%, for the first quarter of 2017 compared with the same period of 2016. The decrease is primarily related to reduced incentive expense, offset by the addition of personnel associated with continued expansion in the Nashville MSA. The number of full-time employees increased from 163 at March 31, 2016 to 168 at March 31, 2017.

Professional fees expense increased $89 thousand, or 22.0%, in the first quarter of 2017 compared to the same period in 2016 largely due to additional expenses related to operating as a public company.

Regulatory fees expense increased $80 thousand, or 35.1%, in the first quarter of 2017 compared to the same period in 2016 due primarily to changes in the FDIC’s assessment methodology.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 69.4% for the three months ended March 31, 2017 compared to 70.7% for the three months ended March 31, 2016. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio for the period ended March 31, 2017 was positively impacted by growth in our net interest income that outpaced increases in our expenses.  For the three months ended March 31, 2017 our revenue base (net interest income plus noninterest income) grew at rate of approximately 1.4 times our noninterest expense.

Income Tax Provision

During the three months ended March 31, 2017, we recorded an income tax benefit of $47 thousand compared to income tax expense of $0.8 million for the three months ended March 31, 2016. Our income tax (benefit) expense for the period ended March 31, 2017 reflects an effective income tax rate of (16.6)% compared to 33.5% for the period ended March 31, 2016.  Our effective tax rate differs from the statutory tax rate by our investments in municipal securities, company owned life insurance, state tax credits, net of the effect of certain non-deductible expenses and the recognition of excess tax benefits related to stock compensation.  In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions, including income tax consequences. In addition to other changes, the guidance changes the accounting for excess tax benefits and tax deficiencies from generally being recognized in additional paid-in capital to recognition as income tax expense or benefit in the period they occur. The Company adopted the new guidance in the first quarter of 2017. As a result, the Company’s income tax expense was reduced by $145,000 for the period ended March 31, 2017.

(b)	Financial Condition

Balance Sheet

Total assets increased $48.0 million, or 3.6%, from $1.33 billion on December 31, 2016 to $1.38 billion on March 31, 2017. Loans and leases grew $68.2 million, or 7.3%, in the first three months of 2017, offset by a decrease in cash of $20.1 million, or 25.1% for the same period. Loans held for sale decreased $6.7 million, or 16.0%, during the first three months of 2017.

Total liabilities increased $47.0 million, or 3.9%, from $1.19 billion on December 31, 2016 to $1.24 billion on March 31, 2017. Deposits increased $29.3 million, or 2.6%, due primarily to growth in our correspondent banking deposits.  We increased our Federal Home Loan Bank advances $20.0 million during the first three months of 2017 to help fund our loan growth. Other liabilities decreased $2.3 million, or 21.6%, largely due to the scheduled payout of incentives and the earn-out related contingent liability.

Loans and Leases

The composition of loans and leases at March 31, 2017 and December 31, 2016 and the percentage of each classification to total loans are summarized as follows:

	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Commercial real estate	$360,955	35.9%	$302,322	32.3%
Consumer real estate	99,952	10.0%	97,015	10.4%
Construction and land development	74,007	7.4%	94,491	10.1%
Commercial and industrial	420,825	41.9%	379,620	40.5%
Consumer	4,495	0.4%	5,974	0.6%
Other	43,984	4.4%	56,796	6.1%
Total loans	$1,004,218	100.0%	$936,218	100.0%

At March 31, 2017, our loan portfolio composition remained relatively consistent with the composition at December 31, 2016. The commercial real estate category includes owner-occupied commercial real estate loans which is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. At March 31, 2017, approximately 26.0% of the outstanding principal balance of our commercial real estate loans was secured by owner-occupied properties. Growth in the commercial real estate segment reflects the development of the Nashville MSA in which we participate.

Non-Performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

(Dollars in thousands)	March 31, 2017	December 31, 2016
Non-accrual loans	$13,624	$3,619
Troubled debt restructurings	1,256	1,272
Loans past due 90 days or more and still accruing	—	—
Non-performing loans	13,624	3,619
Foreclosed real estate	—	—
Non-performing assets	$13,624	$3,619
Non-performing loans as a percentage of total loans	1.36%	0.39%
Non-performing assets as a percentage of total assets	0.99%	0.27%

The increase in non-performing assets experienced during the three months ended March 31, 2017 is primarily related to loans made to two commercial and industrial borrowers.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Provision for Loan and Lease Losses” for more discussion regarding these loans.

The following table sets forth the major classifications of non-accrual loans:

	March 31, 2017	December 31, 2016
Commercial real estate	$1,287	$1,310
Consumer real estate	—	—
Construction and land development	—	—
Commercial and industrial	12,337	2,309
Consumer	—	—
Other	—	—
Total loans	$13,624	$3,619

(c)	Liquidity

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

Our most liquid assets are comprised of cash and due from banks, available-for-sale marketable investment securities and federal funds sold. The fair value of the available-for-sale investment portfolio was $188.5 million at March 31, 2017. We pledge portions of our investment securities portfolio to secure public fund deposits, derivative positions and Federal Home Loan Bank advances, and securities sold under agreements to repurchase. At March 31, 2017, total investment securities pledged for these purposes comprised 50% of the estimated fair value of the entire investment portfolio, leaving $118.1 million of unpledged securities.

We have a large base of non-maturity customer deposits, defined as demand, savings, and money market deposit accounts. At March 31, 2017, such deposits totaled $980.2 million and represented 85% of our total deposits. Because these deposits are less volatile and are often tied to other products through long lasting relationships they do not put heavy pressure on liquidity.

Other sources of funds available to meet daily needs include FHLB advances. As a member of the FHLB of Cincinnati, the Company has access to credit products offered by the FHLB. The Company views these borrowings as a low cost alternative to other time deposits. At March 31, 2017, available credit from the FHLB totaled $91.2 million. Additionally, we had available federal funds purchased lines with correspondent banks totaling $110.0 million at March 31, 2017.

The Company’s principal source of cash revenues is dividends paid to it as the sole shareholder of the Bank. At March 31, 2017, the Bank was able to pay up to $21.4 million in dividends to the Company without regulatory approval subject to the ongoing capital requirements of the Bank.

Accordingly, management believes that our funding sources are at sufficient levels to satisfy our short-term and long-term liquidity needs.

(d)	Capital Resources

At March 31, 2017, shareholders’ equity totaled $140.2 million, an increase of $1.0 million since December 31, 2016. Accordingly, as of March 31, 2017, the Company and the Bank were well-capitalized under the regulatory framework for prompt corrective action.  See the Consolidated Statement of Changes in Shareholders’ Equity and Note 10 of the consolidated financial statements for further detail of the changes in equity since the end of 2016.

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

Our off-balance sheet arrangements are summarized in Note 7 of the consolidated financial statements.

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

(in thousands, except per share data)	March 31, 2017	December 31, 2016
Total equity	$140,211	$139,207
Less core deposit intangible	(57)	(71)
Less goodwill	(6,219)	(6,219)
Less preferred equity	(9,000)	(9,000)
Tangible common equity	$124,935	$123,917
Total assets	$1,381,703	$1,333,675
Less core deposit intangible	(57)	(71)
Less goodwill	(6,219)	(6,219)
Total tangible assets	$1,375,427	$1,327,385
Total shareholders' equity to total assets	10.15%	10.44%
Tangible common equity ratio	9.08%	9.34%
Total shares of common stock outstanding	11,218,328	11,204,515
Book value per share of common stock	$11.70	$11.62
Tangible book value per share of common stock	11.14	11.06

(f)	Recently Issued Accounting Pronouncements

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

In evaluating an investment in the Company’s securities, investors should consider carefully, among other things, information under the heading “Cautionary Note Regarding Forward-Looking Statements” in this Report as well as those factors that are detailed from time to time in the Company’s periodic and current reports filed with the SEC, including those factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 under the heading “Item 1A. Risk Factors” and in the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The following table shows information relating to the repurchase of shares of common stock by the Company during the three months ended March 31, 2017.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
January 1 - January 31	6,633	$20.00	—	—
February 1 - February 28	3,907	19.98	—	—
March 1 - March 31	7,980	19.51	—	—
Total	18,520	$19.79	—	—

_____________________________________________

(1)

Activity represents shares of stock withheld to pay taxes due upon vesting of restricted shares and exercise of stock options.  This activity has no impact on the number of shares that may be purchased under a Board-approved plan.

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

All of the shares were sold pursuant to our Registration Statement on Form S-1, as amended (File No. 333-213367), which was declared effective by the SEC on September 21, 2016. The offering did not terminate until all of the shares offered were sold.  The Company made no payments to its directors, officers or persons owning ten percent or more of its common stock or to their associates, or to its affiliates in connection with the issuance and sale of the common stock.  Keefe, Bruyette & Woods, Inc. and Sandler O’Neill & Partners, L.P. acted as lead book-running managers for the IPO. Our common stock is currently trading on the NASDAQ Global Select Market under the symbol “CSTR.”

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

CAPSTAR FINANCIAL HOLDINGS, INC.

By:	/s/ Robert B. Anderson
Robert B. Anderson
Chief Financial Officer and Chief Administrative Officer

Date:	May 3, 2017