Form 10-Q
period 2017-06-30
CapStar Financial Holdings, Inc.
filed 2017-07-31
CIK 1676479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 28, 2017, there were 11,241,619 shares of common stock, $1.00 par value per share, issued and outstanding.

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

Economic conditions (including interest rate environment, government economic and monetary policies, the strength of global financial markets and inflation and deflation) that impact the financial services industry as a whole and/or our business; the concentration of our business in the Nashville metropolitan statistical area (“MSA”) and the effect of changes in the economic, political and environmental conditions on this market; increased competition in the financial services industry, locally, regionally or nationally, which may adversely affect pricing and the other terms offered to our clients; our dependence on our management team and board of directors and changes in our management and board composition; our reputation in the community; our ability to execute our strategy and to achieve loan and deposit growth through organic growth and strategic acquisitions; credit risks related to the size of our borrowers and our ability to adequately identify, assess and limit our credit risk; our concentration of large loans to a small number of borrowers; the significant portion of our loan portfolio that originated during the past two years and therefore may less reliably predict future collectability than older loans; the adequacy of reserves (including our allowance for loan losses) and the appropriateness of our methodology for calculating such reserves; non-performing loans and leases; non-performing assets; charge-offs, non-accruals, troubled-debt restructurings, impairments and other credit issues; adverse trends in the healthcare service industry, which is an integral component of our market’s economy; our management of risks inherent in our commercial real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of our collateral and our ability to sell collateral upon any foreclosure; governmental legislation and regulation, including changes in the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act of 2010, as amended, Basel guidelines, capital requirements, accounting regulation or standards and other applicable laws and regulations; the loss of large depositor relationships, which could force us to fund our business through more expensive and less stable sources; operational and liquidity risks associated with our business, including liquidity risks inherent in correspondent banking; volatility in interest rates and our overall management of interest rate risk, including managing the sensitivity of our interest-earning assets and interest-bearing liabilities to interest rates, and the impact to our earnings from a change in interest rates; the potential for our Bank’s regulatory lending limits and other factors related to our size to restrict our growth and prevent us from effectively implementing our business strategy; strategic acquisitions we may undertake to achieve our goals; the sufficiency of our capital, including sources of capital and the extent to which we may be required to raise additional capital to meet our goals; fluctuations to the fair value of our investment securities that are beyond our control; deterioration in the fiscal position of the U.S. government and downgrades in Treasury and federal agency securities; potential exposure to fraud, negligence, computer theft and cyber-crime; the adequacy of our risk management framework; our dependence on our information technology and telecommunications systems and the potential for any systems failures or interruptions; our dependence upon outside third parties for the processing and handling of our records and data; our ability to adapt to technological change; the financial soundness of other financial institutions; our exposure to environmental liability risk associated with our lending activities; our engagement in derivative transactions; our involvement from time to time in legal proceedings and examinations and remedial actions by regulators; the susceptibility of our market to natural disasters and acts of God; and the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting.

The foregoing factors should not be construed as exhaustive and should be read in conjunction with those factors that are detailed from time to time in the Company’s periodic and current reports filed with the Securities and Exchange Commission (the “SEC”), including those factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 under the headings “Item 1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” and in the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this Report, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30, 2017
	(unaudited)	December 31, 2016
Assets
Cash and due from banks	$6,508	$9,134
Interest-bearing deposits in financial institutions	41,585	54,323
Federal funds sold	—	16,654
Total cash and cash equivalents	48,093	80,111
Securities available-for-sale, at fair value	155,663	182,355
Securities held-to-maturity, fair value of $49,902, and $49,731 at June 30, 2017 and December 31, 2016, respectively	46,458	46,864
Loans held for sale	73,573	42,111
Loans and leases	996,617	935,251
Less allowance for loan and lease losses	(12,454)	(11,634)
Loans and leases, net	984,163	923,617
Premises and equipment, net	6,066	5,350
Restricted equity securities	8,292	6,032
Accrued interest receivable	3,571	3,942
Goodwill	6,219	6,219
Core deposit intangible	44	71
Deferred tax assets	11,886	12,956
Bank owned life insurance	22,189	21,900
Other assets	5,409	2,147
Total assets	$1,371,626	$1,333,675
Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$231,169	$197,788
Interest-bearing	321,153	299,621
Savings and money market accounts	376,130	447,686
Time	192,533	183,628
Total deposits	1,120,985	1,128,723
Federal Home Loan Bank advances	105,000	55,000
Accrued interest payable	286	212
Other liabilities	7,325	10,533
Total liabilities	1,233,596	1,194,468
Shareholders’ equity:
Series A convertible preferred stock, $1 par value; 5,000,000 shares authorized; 878,049 shares issued and outstanding at June 30, 2017 and December 31, 2016	878	878
Common stock, voting, $1 par value; 20,000,000 shares authorized; 11,235,255 and 11,204,515 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	11,235	11,205
Additional paid-in capital	116,556	116,143
Retained earnings	14,122	17,132
Accumulated other comprehensive loss, net of income tax	(4,761)	(6,151)
Total shareholders’ equity	138,030	139,207
Total liabilities and shareholders’ equity	$1,371,626	$1,333,675

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Income (Loss) (Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Interest income:
Loans, including fees	$11,373	$9,605	$21,840	$18,873
Securities:
Taxable	983	911	1,987	1,810
Tax-exempt	317	268	642	549
Federal funds sold	16	4	18	9
Restricted equity securities	86	70	163	139
Interest-bearing deposits in financial institutions	115	56	219	133
Total interest income	12,890	10,914	24,869	21,513
Interest expense:
Interest-bearing deposits	586	390	1,204	692
Savings and money market accounts	773	719	1,587	1,451
Time deposits	574	506	1,046	1,020
Federal funds purchased	7	6	11	8
Securities sold under agreements to repurchase	—	—	—	1
Federal Home Loan Bank advances	379	92	519	183
Total interest expense	2,319	1,713	4,367	3,355
Net interest income	10,571	9,201	20,502	18,158
Provision for loan losses	9,690	183	13,094	1,120
Net interest income after provision for loan losses	881	9,018	7,408	17,038
Noninterest income:
Service charges on deposit accounts	342	303	670	529
Loan commitment fees	187	142	423	572
Net gain on sale of securities	40	86	34	125
Tri-Net fees	297	—	382	—
Mortgage banking income	1,370	1,655	2,587	3,002
Other noninterest income	430	382	703	711
Total noninterest income	2,666	2,568	4,799	4,939
Noninterest expense:
Salaries and employee benefits	4,784	4,938	9,870	10,156
Data processing and software	711	635	1,331	1,203
Professional fees	350	426	714	757
Occupancy	539	371	987	781
Equipment	544	436	1,040	843
Regulatory fees	301	265	608	492
Other operating	988	880	2,042	1,729
Total noninterest expense	8,217	7,951	16,592	15,961
Income (loss) before income taxes	(4,670)	3,635	(4,385)	6,016
Income tax expense (benefit)	(1,328)	1,159	(1,375)	1,956
Net income (loss)	$(3,342)	$2,476	$(3,010)	$4,060
Per share information:
Basic net income (loss) per share of common stock	$(0.30)	$0.29	$(0.27)	$0.47
Diluted net income (loss) per share of common stock	$(0.26)	$0.23	$(0.24)	$0.38
Weighted average shares outstanding:
Basic	11,226,216	8,682,438	11,218,624	8,655,561
Diluted	12,740,104	10,675,916	12,761,989	10,624,004

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income (loss)	$(3,342)	$2,476	$(3,010)	$4,060
Other comprehensive income:
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during the period	1,333	1,435	1,908	3,573
Reclassification adjustment for gains included in net income	(40)	(86)	(34)	(125)
Tax effect	(495)	(517)	(717)	(1,320)
Net of tax	798	832	1,157	2,128
Unrealized losses on securities transferred to held-to-maturity:
Reclassification adjustment for losses included in net income	42	42	83	83
Tax effect	(16)	(16)	(32)	(32)
Net of tax	26	26	51	51
Unrealized gains (losses) on cash flow hedges:
Unrealized holding losses arising during the period	(211)	(344)	(213)	(1,846)
Reclassification adjustment for losses included in net income	158	87	313	173
Tax effect	81	132	82	707
Net of tax	28	(125)	182	(966)
Other comprehensive income	852	733	1,390	1,213
Comprehensive income (loss)	$(2,490)	$3,209	$(1,620)	$5,273

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands, except share data)

	Preferred	Common Stock		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	stock	Shares	Amount	capital	earnings	loss	equity
Balance December 31, 2015	$1,610	8,577,051	$8,577	$95,277	$8,036	$(4,914)	$108,586
Issuance of restricted common stock, net of forfeitures and withholdings to satisfy employee tax obligations	—	105,851	106	(106)	—	—	—
Stock-based compensation expense	—	—	—	431	—	—	431
Excess tax benefit from stock compensation	—	—	—	18	—	—	18
Exercise of common stock warrants	—	1,000	1	9	—	—	10
Net income	—	—	—	—	4,060	—	4,060
Other comprehensive income	—	—	—	—	—	1,213	1,213
Balance June 30, 2016	$1,610	8,683,902	$8,684	$95,629	$12,096	$(3,701)	$114,318

Balance December 31, 2016	$878	11,204,515	$11,205	$116,143	$17,132	$(6,151)	$139,207
Issuance of restricted common stock, net of forfeitures and withholdings to satisfy employee tax obligations	—	4,244	4	(215)	—	—	(211)
Stock-based compensation expense	—	—	—	484	—	—	484
Exercise of employee common stock options	—	15,117	15	65	—	—	80
Exercise of common stock warrants	—	11,379	11	79	—	—	90
Net income (loss)	—	—	—	—	(3,010)	—	(3,010)
Other comprehensive income	—	—	—	—	—	1,390	1,390
Balance June 30, 2017	$878	11,235,255	$11,235	$116,556	$14,122	$(4,761)	$138,030

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(3,010)	$4,060
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Provision for loan and lease losses	13,094	1,120
Accretion of discounts on acquired loans and deferred fees	(274)	(751)
Depreciation and amortization	232	223
Net amortization of premiums on investment securities	663	680
Securities gains, net	(34)	(125)
Mortgage banking income	(2,587)	(3,002)
Tri-Net fees	(382)	—
Net gain on sale of loans	(66)	—
Net loss on disposal of premises and equipment	137	—
Net gain on sale of other real estate owned	—	(157)
Stock-based compensation	484	431
Excess tax benefit from stock compensation	—	(18)
Deferred income tax expense	402	510
Origination of loans held for sale	(267,954)	(236,915)
Proceeds from loans held for sale	239,527	215,809
Net increase in accrued interest receivable and other assets	(3,107)	(2,004)
Net increase in accrued interest payable and other liabilities	(3,108)	(878)
Net cash used in operating activities	(25,983)	(21,017)
Cash flows from investing activities:
Activities in securities available for sale:
Purchases	(11,754)	(39,528)
Sales	29,968	34,139
Maturities, prepayments and calls	9,762	10,369
Activities in securities held to maturity:
Maturities, prepayments and calls	451	806
Purchase of restricted equity securities	(2,260)	(104)
Net increase in loans	(73,366)	(83,746)
Purchase of premises and equipment	(1,060)	(44)
Proceeds from the sale of premises and equipment	3	—
Proceeds from sale of other real estate	—	373
Net cash used in investing activities	(48,256)	(77,735)
Cash flows from financing activities:
Net (decrease) increase in deposits	(7,738)	104,840
Proceeds from Federal Home Loan Bank advances	60,000	—
Payments on Federal Home Loan Bank advances	(10,000)	(5,000)
Exercise of common stock options and warrants, net of repurchase of restricted shares	(41)	10
Excess tax benefit from stock compensation	—	18
Net decrease in repurchase agreements	—	(3,755)
Net cash provided by financing activities	42,221	96,113
Net decrease in cash and cash equivalents	(32,018)	(2,639)
Cash and cash equivalents at beginning of period	80,111	100,185
Cash and cash equivalents at end of period	$48,093	$97,546
Supplemental disclosures of cash paid:
Interest paid	$4,293	$3,333
Income taxes	2,813	2,514
Supplemental disclosures of noncash transactions:
Loans charged off to the allowance for loan losses	$12,369	$807

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the period ended June 30, 2017 include CapStar Financial Holdings, Inc. and its wholly owned subsidiary, CapStar Bank (the “Bank”, together referred to as the “Company”). Significant intercompany transactions and accounts are eliminated in consolidation.  On February 5, 2016, CapStar Financial Holdings, Inc. acquired all of the Bank’s issued and outstanding shares of common stock, preferred stock, common stock options and warrants, and the Bank became the wholly owned subsidiary of CapStar Financial Holdings, Inc.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, determination of impairment of intangible assets, including goodwill, the valuation of our investment portfolio, deferred tax assets and estimated liabilities.  There have been no significant changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Tri-Net Fees

Tri-Net fees represent a new line of business, implemented in the fourth quarter of 2016, which originates, with the intent to sell, commercial real estate loans to third-party investors.  All of these loan sales transfer servicing rights to the buyer.  Realized gains and losses are recognized when legal title of the loan has transferred to the investor and sales proceeds have been received and are reflected in the accompanying statement of income in Tri-Net fees, net of related costs such as commission expenses.  Loans that have not been sold at period end are classified as held for sale on the balance sheet and recorded at the lower of aggregate cost or fair value.  Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Subsequent Events

Accounting Standards Codification (“ASC”) 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated all events or transactions that occurred after June 30, 2017 through the date of the issued financial statements.

NOTE 2 – SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2017 and December 31, 2016 are summarized as follows (dollars in thousands):

	June 30, 2017				December 31, 2016
	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value
Securities available-for-sale:
U. S. government agency securities	$11,531	$5	$(165)	$11,371	$9,517	$—	$(143)	$9,374
State and municipal securities	20,882	200	(191)	20,891	28,480	65	(632)	27,913
Mortgage-backed securities	104,274	23	(1,490)	102,807	126,637	17	(2,059)	124,595
Asset-backed securities	21,001	—	(407)	20,594	21,620	—	(1,147)	20,473
Total	$157,688	$228	$(2,253)	$155,663	$186,254	$82	$(3,981)	$182,355
Securities held-to-maturity:
State and municipal securities	$36,886	$3,284	$—	$40,170	$36,842	$2,784	$—	$39,626
Mortgage-backed securities	4,241	69	—	4,310	4,687	79	—	4,766
Other debt securities	5,331	91	—	5,422	5,335	11	(7)	5,339
Total	$46,458	$3,444	$—	$49,902	$46,864	$2,874	$(7)	$49,731

Security fair values are established by an independent pricing service as of the dates indicated. The difference between amortized cost and fair value reflects current interest rates and represents the potential gain (loss) had the portfolio been liquidated on those dates. Security gains (losses) are realized only in the event of dispositions prior to maturity or other-than-temporary impairment. Securities with unrealized losses as of June 30, 2017 and December 31, 2016, and the length of time they were in continuous loss positions as of such dates are as follows (in thousands):

	Less than 12 months		12 months or more		Total
June 30, 2017	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
U. S. government agency securities	$9,349	$(165)	$—	$—	$9,349	$(165)
State and municipal securities	10,581	(187)	449	(4)	11,030	(191)
Mortgage-backed securities	90,127	(1,364)	8,147	(126)	98,274	(1,490)
Asset-backed securities	—	—	20,594	(407)	20,594	(407)
Total temporarily impaired securities	$110,057	$(1,716)	$29,190	$(537)	$139,247	$(2,253)

December 31, 2016
U. S. government agency securities	$9,374	$(143)	$—	$—	$9,374	$(143)
State and municipal securities	20,279	(632)	—	—	20,279	(632)
Mortgage-backed securities	110,563	(1,955)	4,150	(104)	114,713	(2,059)
Asset-backed securities	—	—	20,473	(1,147)	20,473	(1,147)
Other debt securities	2,029	(7)	—	—	2,029	(7)
Total temporarily impaired securities	$142,245	$(2,737)	$24,623	$(1,251)	$166,868	$(3,988)

As noted in the table above, as of June 30, 2017, the Company had unrealized losses of $2.3 million in its investment securities portfolio. The unrealized losses associated with these investment securities are driven by changes in interest rates and are recorded as a component of equity. These investment securities will continue to be monitored as a part of our ongoing impairment analysis. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. If a shortfall in future cash flows is identified, a credit loss will be deemed to have occurred and will be recognized as a charge to earnings and a new cost basis for the security will be established.

Because the Company currently does not intend to sell any investment securities that have an unrealized loss at June 30, 2017, and it is not more-likely-than-not that we will be required to sell these investment securities before recovery of their amortized cost bases, which may be at maturity, we do not consider these securities to be other-than-temporarily impaired at June 30, 2017.

Securities with a carrying value of $137.6 million at June 30, 2017 were pledged to collateralize public deposits, derivative positions and Federal Home Loan Bank advances.

The proceeds from sales and calls of securities and the associated gains and losses are listed below (dollars in thousands):

	Six Months Ended	Six Months Ended
	June 30, 2017	June 20, 2016
Proceeds	$40,181	$45,314
Gross gains	91	238
Gross losses	(57)	(113)

The amortized cost and fair value of securities at June 30, 2017, by contractual maturity, are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due one to five years	$12,103	$12,267	$27,504	$29,563
Due five to ten years	18,073	17,835	12,243	13,289
Due beyond ten years	2,237	2,160	2,470	2,740
Mortgage-backed securities	104,274	102,807	4,241	4,310
Asset-backed securities	21,001	20,594	—	—
	$157,688	$155,663	$46,458	$49,902

NOTE 3 – LOANS AND ALLLOWANCE FOR LOAN LOSSES

A summary of the loan portfolio as of June 30, 2017 and December 31, 2016 follows (dollars in thousands):

	June 30, 2017	December 31, 2016
Commercial real estate	$385,758	$302,322
Consumer real estate	99,751	97,015
Construction and land development	62,152	94,491
Commercial and industrial	406,636	379,620
Consumer	4,096	5,974
Other	38,783	56,796
Total	997,176	936,218
Less net unearned income	(559)	(967)
	996,617	935,251
Allowance for loan losses	(12,454)	(11,634)
	$984,163	$923,617

The adequacy of the allowance for loan losses (ALL) is assessed at the end of each quarter. The ALL includes a specific component related to loans that are individually evaluated for impairment and a general component related to loans that are segregated into homogenous pools and collectively evaluated for impairment.  The ALL factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics, which are adjusted by management to reflect current events, trends, and conditions. The adjustments include consideration of the following:  changes in lending policies and procedures, economic conditions, nature and volume of the portfolio, experience of lending management, volume and severity of past due loans, quality of the loan review system, value of underlying collateral for collateral dependent loans, concentrations, and other external factors.

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

Loans not falling into the criteria above are considered to be pass-rated loans. The Company utilizes six loan grades within the pass risk rating.

The following tables present the loan balances by category as well as risk rating (dollars in thousands):

	Performing Loans
June 30, 2017	Pass/Watch	Special Mention	Substandard	Total Performing	Total Impaired Loans	Total
Commercial real estate	$384,498	$—	$—	$384,498	$1,260	$385,758
Consumer real estate	99,461	—	290	99,751	—	99,751
Construction and land development	62,152	—	—	62,152	—	62,152
Commercial and industrial	381,333	17,841	5,493	404,667	1,969	406,636
Consumer	4,081	—	15	4,096	—	4,096
Other	38,783	—	—	38,783	—	38,783
Total	$970,308	$17,841	$5,798	$993,947	$3,229	$997,176

December 31, 2016
Commercial real estate	$301,012	$—	$—	$301,012	$1,310	$302,322
Consumer real estate	96,722	—	293	97,015	—	97,015
Construction and land development	94,491	—	—	94,491	—	94,491
Commercial and industrial	349,857	11,035	16,419	377,311	2,309	379,620
Consumer	5,958	—	16	5,974	—	5,974
Other	56,796	—	—	56,796	—	56,796
Total	$904,836	$11,035	$16,728	$932,599	$3,619	$936,218

None of the Company’s loans had a risk rating of “Doubtful” as of June 30, 2017 or December 31, 2016.

The following tables detail the changes in the ALL for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Three Months Ended June 30, 2017
Balance, beginning of period	$3,257	$1,048	$1,090	$8,013	$60	$529	$13,997
Charged-off loans	—	—	—	(11,244)	—	—	(11,244)
Recoveries	—	1	—	—	10	—	11
Provision for loan losses	276	32	(179)	9,626	(13)	(52)	9,690
Balance, end of period	$3,533	$1,081	$911	$6,395	$57	$477	$12,454

Three Months Ended June 30, 2016
Balance, beginning of period	$2,970	$963	$799	$4,924	$113	$530	$10,299
Charged-off loans		—	—	(11)	(22)	—	(33)
Recoveries	—	—	—	4	1	—	5
Provision for loan losses	(374)	5	144	120	12	276	183
Balance, end of period	$2,596	$968	$943	$5,037	$104	$806	$10,454

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Six Months Ended June 30, 2017
Balance, beginning of period	$2,655	$1,013	$1,574	$5,618	$76	$698	$11,634
Charged-off loans	—	—	—	(12,369)	—	—	(12,369)
Recoveries	—	1	—	3	91	—	95
Provision for loan losses	878	67	(663)	13,143	(110)	(221)	13,094
Balance, end of period	$3,533	$1,081	$911	$6,395	$57	$477	$12,454

Six Months Ended June 30, 2016
Balance, beginning of period	$2,879	$968	$914	$4,693	$103	$575	$10,132
Charged-off loans	(350)	—	—	(311)	(146)	—	(807)
Recoveries	—	—	—	8	1	—	9
Provision for loan losses	67	—	29	647	146	231	1,120
Balance, end of period	$2,596	$968	$943	$5,037	$104	$806	$10,454

A breakdown of the ALL and the loan portfolio by loan category at June 30, 2017 and December 31, 2016 follows (dollars in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
June 30, 2017
Allowance for Loan Losses:
Collectively evaluated for impairment	$3,533	$1,081	$911	$5,895	$57	$477	$11,954
Individually evaluated for impairment	—	—	—	500	—	—	500
Balances, end of period	$3,533	$1,081	$911	$6,395	$57	$477	$12,454
Loans:
Collectively evaluated for impairment	$384,498	$99,751	$62,152	$404,667	$4,096	$38,783	$993,947
Individually evaluated for impairment	1,260	—	—	1,969	—	—	3,229
Balances, end of period	$385,758	$99,751	$62,152	$406,636	$4,096	$38,783	$997,176

December 31, 2016
Allowance for Loan Losses:
Collectively evaluated for impairment	$2,655	$1,013	$1,574	$5,118	$76	$698	$11,134
Individually evaluated for impairment	—	—	—	500	—	—	500
Balances, end of period	$2,655	$1,013	$1,574	$5,618	$76	$698	$11,634
Loans:
Collectively evaluated for impairment	$301,012	$97,015	$94,491	$377,311	$5,974	$56,796	$932,599
Individually evaluated for impairment	1,310	—	—	2,309	—	—	3,619
Balances, end of period	$302,322	$97,015	$94,491	$379,620	$5,974	$56,796	$936,218

The following table presents the allocation of the ALL for each respective loan category with the corresponding percentage of the ALL in each category to total loans, net of deferred fees as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017		December 31, 2016
	Amount	Percent of total loans, net of deferred fees	Amount	Percent of total loans, net of deferred fees
Commercial real estate	$3,533	0.35%	$2,655	0.28%
Consumer real estate	1,081	0.11	1,013	0.11
Construction and land development	911	0.09	1,574	0.17
Commercial and industrial	6,395	0.64	5,618	0.60
Consumer	57	0.01	76	0.01
Other	477	0.05	698	0.07
Total allowance for loan losses	$12,454	1.25%	$11,634	1.24%

The following table presents the Company’s impaired loans that were evaluated for specific loss allowance as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017			December 31, 2016
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial real estate	$1,260	$1,672	$—	$1,310	$1,686	$—
Consumer real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	1,260	1,672	—	1,310	1,686	—
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—
Consumer real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	1,969	2,770	500	2,309	2,921	500
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	1,969	2,770	500	2,309	2,921	500
Total	$3,229	$4,442	$500	$3,619	$4,607	$500

The following table presents information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2017		June 30, 2016		June 30, 2017		June 30, 2016
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate	$1,278	$—	$1,598	$—	$1,286	$—	$1,771	$—
Consumer real estate	—	—	789	—	—	—	930	13
Construction and land development	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	3,476	—	—	—	3,596	—
Consumer	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
Subtotal	1,278	—	5,863	—	1,286	—	6,297	13
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—	—	—
Consumer real estate	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—
Commercial and industrial	2,194	—	—	—	2,242	—	—	—
Consumer	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
Subtotal	2,194	—	—	—	2,242	—	—	—
Total	$3,472	$—	$5,863	$—	$3,528	$—	$6,297	$13

There was no interest income recognized on a cash basis for impaired loans for the three or six months ended June 30, 2017 or 2016.

The following table presents the aging of the recorded investment in past-due loans as of June 30, 2017 and December 31, 2016 by class of loans (dollars in thousands):

	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
June 30, 2017
Commercial real estate	$364	$—	$—	$364	$385,394	$385,758
Consumer real estate	418	—	—	418	99,333	99,751
Construction and land development	—	—	—	—	62,152	62,152
Commercial and industrial	2,117	—	—	2,117	404,519	406,636
Consumer	—	—	15	15	4,081	4,096
Other	—	—	—	—	38,783	38,783
Total	$2,899	$—	$15	$2,914	$994,262	$997,176

December 31, 2016
Commercial real estate	$—	$—	$—	$—	$302,322	$302,322
Consumer real estate	81	282	—	363	96,652	97,015
Construction and land development	—	—	—	—	94,491	94,491
Commercial and industrial	—	—	—	—	379,620	379,620
Consumer	—	—	—	—	5,974	5,974
Other	—	—	—	—	56,796	56,796
Total	$81	$282	$—	$363	$935,855	$936,218

The following table presents the recorded investment in non-accrual loans, past due loans over 90 days outstanding and accruing and troubled debt restructurings (“TDR”) by class of loans as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	Non-Accrual	Past Due Over 90 Days and Accruing	Troubled Debt Restructurings
June 30, 2017
Commercial real estate	$1,260	$—	$1,239
Consumer real estate	—	—	—
Construction and land development	—	—	—
Commercial and industrial	1,969	—	—
Consumer	—	15	—
Other	—	—	—
Total	$3,229	$15	$1,239

December 31, 2016
Commercial real estate	$1,310	$—	$1,272
Consumer real estate	—	—	—
Construction and land development	—	—	—
Commercial and industrial	2,309	—	—
Consumer	—	—	—
Other	—	—	—
Total	$3,619	$—	$1,272

As of June 30, 2017 and December 31, 2016, all loans classified as nonperforming were deemed to be impaired.

As of June 30, 2017 and December 31, 2016, the Company had a recorded investment in TDR of $1.2 million and $1.3 million, respectively.  The Company had no specific allowance for those loans at June 30, 2017 or December 31, 2016 and there were no commitments to lend additional amounts.  Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Bank’s loan policy.  Loans accounted for as TDR are individually evaluated for impairment.

The following table presents loans by class modified as TDR that occurred during the three and six months ended June 30, 2016 (dollars in thousands).  There were no TDR identified during the three or six months ended June 30, 2017.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	Number of contracts	Pre modification outstanding recorded investment	Post modification outstanding recorded investment, net of related allowance	Number of contracts	Pre modification outstanding recorded investment	Post modification outstanding recorded investment, net of related allowance
2016
Commercial real estate	—	$—	$—	1	$1,948	$1,170
Consumer real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	—	$—	$—	1	$1,948	$1,170

The following table presents loans by class modified as TDR for which there was a payment default within twelve months following the modification during the three and six months ended June 30, 2017 and 2016 (dollars in thousands).  There were no TDR for which there was a payment default within twelve months following the modification during the three or six months ended June 30, 2017.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
2016
Commercial real estate	—	$—	—	$—
Consumer real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	—	1	124
Other	—	—	—	—
Total	—	$—	1	$124

The consumer loan TDR that subsequently defaulted during the six months ended June 30, 2016 had no specific reserve in the allowance for loan losses and resulted in a $0.1 million charge-off.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

NOTE 4 – FEDERAL HOME LOAN BANK ADVANCES

The Company had outstanding borrowings totaling of $105.0 million and $55.0 million at June 30, 2017 and December 31, 2016, respectively, via various advances. These advances are non-callable; interest payments are due monthly, with principal due at maturity.

The following is a summary of the contractual maturities and average effective rates of outstanding advances (dollars in thousands):

	June 30, 2017		December 31, 2016
Year	Amount	Interest Rates	Amount	Interest Rates
2017	$85,000	1.20%	$55,000	0.80%
2018	20,000	1.47	—	—
2019	—	—	—	—
2020	—	—	—	—
2021	—	—	—	—
Thereafter	—	—	—	—
Total	$105,000	1.25%	$55,000	0.80%

Advances from the FHLB are collateralized by investment securities, FHLB stock and certain commercial and residential real estate mortgage loans totaling $388.0 million under a blanket mortgage collateral agreement.  At June 30, 2017, the amount of available credit from the FHLB totaled $80.7 million.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended June 30, 2017 and 2016 (dollars in thousands):

		Unrealized Gains	Unrealized
	Gains and	and Losses	Losses on
	Losses on	on Available	Securities
	Cash Flow	for Sale	Transferred to
	Hedges	Securities	Held to Maturity	Total
Six Months Ended June 30, 2017
Beginning Balance	$(4,241)	$(698)	$(1,212)	$(6,151)
Other comprehensive income (loss) before reclassification, net of tax	(131)	1,178	—	1,047
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	313	(21)	51	343
Net current period other comprehensive income (loss)	182	1,157	51	1,390
Ending Balance	$(4,059)	$459	$(1,161)	$(4,761)

Six Months Ended June 30, 2016
Beginning Balance	$(3,704)	$105	$(1,315)	$(4,914)
Other comprehensive income (loss) before reclassification, net of tax	(1,139)	2,205	—	1,066
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	173	(77)	51	147
Net current period other comprehensive income (loss)	(966)	2,128	51	1,213
Ending Balance	$(4,670)	$2,233	$(1,264)	$(3,701)

The following were significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

					Affected Line Item
Details about Accumulated Other	Three Months Ended June 30,		Six Months Ended June 30,		in the Statement Where
Comprehensive Income Components	2017	2016	2017	2016	Net Income is Presented
Unrealized losses on cash flow hedges	$108	$38	$213	$75	Interest expense - money market
	50	50	100	98	Interest expense - Federal Home Loan Bank advances
	$158	$88	$313	$173	Net of tax
Unrealized gains and losses on available for sale securities	$(40)	$(86)	$(34)	$(125)	Net gain on sale of securities
	15	33	13	48	Income tax expense
	$(25)	$(53)	$(21)	$(77)	Net of tax
Unrealized losses on securities transferred to held to maturity	$42	$42	$83	$83	Interest income - securities
	(16)	(16)	(32)	(32)	Income tax benefit
	$26	$26	$51	$51	Net of tax

NOTE 6 – INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2017 was 28.4% and 31.4% compared to 31.9% and 32.5% for the three and six months ended June 30, 2016.  In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions, including income tax consequences. In addition to other changes, the guidance changes the accounting for excess tax benefits and tax deficiencies from generally being recognized in additional paid-in capital to recognition as income tax expense or benefit in the period they occur. The Company adopted the new guidance in the first quarter of 2017. As a result, the Company’s income tax expense was reduced by $21,000 and $167,000 for the three and six months ended June 30, 2017.

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

The following table sets forth outstanding financial instruments whose contract amounts represent credit risk as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	Contract or notional amount
	June 30, 2017	December 31, 2016
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$564,569	$508,990
Standby letters of credit	12,132	10,886
Total	$576,701	$519,876

The Company is party to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims as of June 30, 2017, will not have a material impact on the financial statements of the Company.

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

Interest Rate Swaps Designated as Cash Flow Hedges

Forward starting interest rate swaps with notional amounts totaling $20 million and $20 million as of June 30, 2017 and December 31, 2016, respectively, were designated as cash flow hedges of certain liabilities and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

Summary information about the interest-rate swaps designated as cash flow hedges was as follows (dollars in thousands):

	June 30, 2017	December 31, 2016
Notional amounts	$20,000	$20,000
Weighted average pay rates	3.54%	3.54%
Weighted average receive rates	3 month LIBOR	3 month LIBOR
Weighted average maturity	6.0 years	6.5 years
Fair value	$(1,747)	$(1,535)
Amount of unrealized loss recognized in accumulated other comprehensive income, net of tax	$(1,078)	$(947)

Pursuant to its interest rate swap agreements, the Company pledged collateral to the counterparties in the form of investment securities with a carrying value of $2.8 million at June 30, 2017. There was no collateral posted from the counterparties to the Company as of June 30, 2017. It is possible that the Company may need to post additional collateral in the future or that the counterparties may be required to post collateral to the Company in the future.

Other Interest Rate Swaps

The Company also enters into swaps to facilitate customer transactions and meet their financing needs.  Upon entering into these transactions the Company enters into offsetting positions with large U.S. financial institutions in order to minimize risk to the Company. A summary of the Company’s customer related interest rate swaps was as follows (dollars in thousands):

	June 30, 2017		December 31, 2016
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$47,425	$(331)	$41,254	$(460)
Pay variable/receive fixed swaps	47,425	331	41,254	460
Total	$94,850	$—	$82,508	$—

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

Following the formation of CapStar Financial Holdings, Inc. in 2016, and in connection with the Share Exchange, the outstanding awards of restricted stock and stock options under the CapStar Bank 2008 Stock Incentive Plan were exchanged for similar awards of restricted stock and stock options issued by CapStar Financial Holdings, Inc. under the CapStar Financial Holdings, Inc. Stock Incentive Plan, which the board of directors adopted in 2016. The Stock Incentive Plan provides for the grant of stock-based incentives, including stock options, restricted stock units, performance awards and restricted stock, to employees, directors and service providers that are subject to forfeiture until vesting conditions have been satisfied by the award recipient under the terms of the award.  The Plan reserved 1,569,475 shares of stock for issuance of stock incentives. Stock incentives include both restricted share and stock option grants.  Total shares issuable under the plan were 192,391 at June 30, 2017.

The Company has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock-based compensation expense before income taxes	$248	$235	$484	$431
Less: deferred tax benefit	(95)	(90)	(185)	(165)
Reduction of net income	$153	$145	$299	$266

Restricted Shares

Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The fair value of each restricted stock grant is based on valuations performed by independent consultants. The recipients have the right to vote and receive dividends but cannot sell, transfer, assign, pledge, hypothecate, or otherwise encumber the restricted stock until the shares have vested. Restricted shares fully vest on the third anniversary of the grant date.  A summary of the changes in the Company’s nonvested restricted shares for the six months ended June 30, 2017 follows:

		Weighted
		Average
	Restricted	Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at beginning of period	199,641	$12.34
Granted	15,633	19.19
Vested	(46,869)	12.24
Forfeited	(2,300)	13.22
Nonvested at end of period	166,105	$13.00

As of June 30, 2017, there was $1.4 million of unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.8 years.  The total fair value of shares vested during the six months ended June 30, 2017 and 2016 was $0.6 million and $0.3 million.

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

The fair value of options granted was determined using the following weighted average assumptions as of the grant date:

	2017	2016
Dividend yield	—	—
Expected term (in years)	—	7.48
Expected stock price volatility	—	17.20%
Risk-free interest rate	—	1.66%
Pre-vest forfeiture rate	—	10.25%

A summary of the activity in stock options for the six months ended June 30, 2017 follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at beginning of period	1,006,000	$10.48
Granted	—	—
Exercised	(25,750)	10.00
Forfeited or expired	—	—
Outstanding at end of period	980,250	$10.49	2.7
Fully vested and expected to vest	973,694	$10.48	2.6
Exercisable at end of period	931,500	$10.41	2.4

Information related to stock options during each year follows:

	2017	2016
Intrinsic value of options exercised	$240,570	$—
Cash received from option exercises	257,500	—
Tax benefit realized from option exercises	92,114	—
Weighted average fair value of options granted	—	3.16

As of June 30, 2017, there was $0.1 million of unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 2.1 years.

NOTE 10 – REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by the Federal Reserve and the Bank is also subject to the regulatory capital requirements of the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that could, in that event, have a material adverse effect on the institutions’ financial statements. The relevant regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting principles. The capital classifications of the Company and the Bank are also subject to qualitative judgments by their regulators about components, risk weightings, and other factors. Those qualitative judgments could also affect the capital status of the Company and the Bank and the amount of dividends the Company and the Bank may distribute. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2017, the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

The Company’s and the Bank’s capital amounts and ratios as of June 30, 2017 and December 31, 2016 are presented in the following table (dollars in thousands).

	Actual		Minimum capital requirement (1)		Minimum to be well-capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2017:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$148,052	11.51%	$102,861	8.00%	N/A	N/A
CapStar Bank	135,219	10.52	102,860	8.00	$128,575	10.00
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	135,525	10.54	77,145	6.00	N/A	N/A
CapStar Bank	122,692	9.54	77,145	6.00	102,860	8.00
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	126,817	9.86	57,859	4.50	N/A	N/A
CapStar Bank	106,484	8.28	57,859	4.50	83,573	6.50
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	135,525	9.77	55,498	4.00	N/A	N/A
CapStar Bank	122,692	8.85	55,481	4.00	69,351	5.00

At December 31, 2016:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$149,616	12.60%	$95,028	8.00%	N/A	N/A
CapStar Bank	126,718	10.67	95,028	8.00	$118,785	10.00
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	137,909	11.61	71,271	6.00	N/A	N/A
CapStar Bank	115,011	9.68	71,271	6.00	95,028	8.00
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	129,528	10.90	53,453	4.50	N/A	N/A
CapStar Bank	99,130	8.35	53,453	4.50	77,210	6.50
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	137,909	10.46	52,727	4.00	N/A	N/A
CapStar Bank	115,011	8.72	52,727	4.00	65,909	5.00

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

NOTE 11 – EARNINGS PER SHARE

The following is a summary of the basic and diluted earnings per share calculation for the three and six months ended June 30, 2017 and 2016 (dollars in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Basic net income (loss) per share calculation:
Numerator – Net income (loss)	$(3,342)	$2,476	$(3,010)	$4,060
Denominator – Average common shares outstanding	11,226,216	8,682,438	11,218,624	8,655,561
Basic net income (loss) per share	$(0.30)	$0.29	$(0.27)	$0.47
Diluted net income (loss) per share calculation:
Numerator – Net income (loss)	$(3,342)	$2,476	$(3,010)	$4,060
Denominator – Average common shares outstanding	11,226,216	8,682,438	11,218,624	8,655,561
Dilutive shares contingently issuable	1,513,888	1,993,478	1,543,365	1,968,443
Average diluted common shares outstanding	12,740,104	10,675,916	12,761,989	10,624,004
Diluted net income (loss) per share	$(0.26)	$0.23	$(0.24)	$0.38

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

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted in accordance with the loan policy.

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Appraisals may be adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and/or management’s expertise and knowledge of the collateral. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.  The Company had no other real estate owned at June 30, 2017 or December 31, 2016.

Loans Held For Sale: Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 2).  There were no loans held for sale carried at fair value at June 30, 2017 or December 31, 2016.

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair value measurements at June 30, 2017
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$11,371	$—	$11,371	$—
Obligations of states and political subdivisions	20,891	—	20,891	—
Mortgage-backed securities-residential	102,807	—	102,807	—
Asset-backed securities	20,594	—	20,594	—
Total securities available for sale	$155,663	$—	$155,663	$—
Derivatives:
Interest rate swaps - customer related	$421	$—	$421	$—
Liabilities:
Derivatives:
Interest rate swaps - customer related	$(421)	$—	$(421)	$—
Interest rate swaps - cash flow hedges	(1,747)	—	(1,747)	—
Total derivatives	$(2,168)	$—	$(2,168)	$—

	Fair value measurements at December 31, 2016
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$9,374	$—	$9,374	$—
Obligations of states and political subdivisions	27,913	—	27,913	—
Mortgage-backed securities-residential	124,595	—	124,595	—
Asset-backed securities	20,473	—	20,473	—
Total securities available for sale	$182,355	$—	$182,355	$—
Derivatives:
Interest rate swaps - customer related	$460	$—	$460	$—
Liabilities:
Derivatives:
Interest rate swaps - customer related	$(460)	$—	$(460)	$—
Interest rate swaps - cash flow hedges	(1,535)	—	(1,535)	—
Total derivatives	$(1,995)	$—	$(1,995)	$—

Assets measured at fair value on a nonrecurring basis are summarized below (dollars in thousands):

Fair value measurements at June 30, 2017
Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(level 1)	(level 2)	(level 3)
Assets:
Impaired loans:
Commercial and industrial	$1,469	—	—	1,469

Fair value measurements at December 31, 2016
Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(level 1)	(level 2)	(level 3)
Assets:
Impaired loans:
Commercial and industrial	$1,809	—	—	1,809

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis at June 30, 2017 and December 31, 2016 (dollars in thousands):

				Range
	Fair	Valuation		(Weighted-
June 30, 2017	Value	Technique(s)	Unobservable Input(s)	Average)
Impaired loans:
Commercial and industrial	$1,469	Sales comparison approach	Appraisal discounts	25%

				Range
	Fair	Valuation		(Weighted-
December 31, 2016	Value	Technique(s)	Unobservable Input(s)	Average)
Impaired loans:
Commercial and industrial	$1,809	Sales comparison approach	Appraisal discounts	25%

Fair Value of Financial Instruments

The carrying value and estimated fair values of the Bank’s financial instruments at June 30, 2017 and December 31, 2016 were as follows (dollars in thousands):

	June 30, 2017		December 31, 2016
	Carrying		Carrying		Fair value
	amount	Fair value	amount	Fair value	level of input
Financial assets:
Cash and due from banks, interest-bearing deposits in financial institutions	$48,093	$48,093	$63,456	$63,456	Level 1
Federal funds sold	—	—	16,654	16,654	Level 1
Securities available for sale	155,663	155,663	182,355	182,355	Level 2
Securities held to maturity	46,458	49,902	46,864	49,731	Level 2
Loans held for sale	73,573	75,608	42,111	42,302	Level 2
Restricted equity securities	8,292	N/A	6,032	N/A	N/A
Loans, net	996,617	995,565	935,251	934,628	Level 3
Accrued interest receivable	3,571	3,571	3,942	3,942	Level 2
Bank owned life insurance	22,189	22,189	21,900	21,900	Level 2
Other assets	421	421	460	460	Level 2
Financial liabilities:
Deposits	1,120,985	1,082,708	1,128,723	1,088,758	Level 3
Federal Home Loan Bank advances	105,000	104,985	55,000	54,989	Level 2
Accrued interest payable	286	286	212	212	Level 2
Other liabilities	4,057	4,057	5,349	5,349	Level 3

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a)	Cash and Due from Banks, Interest-Bearing Deposits in Financial Institutions

For these short‑term instruments, the carrying amount is a reasonable estimate of fair value.

(b)	Federal Funds Sold

Federal funds sold clear on a daily basis. For this reason, the carrying amount is a reasonable estimate of fair value.

(c)	Restricted Equity Securities

It is not practical to determine the fair value of restricted securities due to restrictions placed on their transferability.

(d)	Loans, net

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our financial condition at June 30, 2017 and December 31, 2016 and our results of operations for the three and six months ended June 30, 2017 and 2016.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere in this Report and our Annual Report on Form 10-K for the year ended December 31, 2016.  Annualized results for interim periods may not be indicative of results for the full year or future periods.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our current expectations.  Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Report and the sections entitled “Item 1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2016. We assume no obligation to update any of these forward-looking statements except to the extent required by applicable law.

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

Overview

We completed the first six months of 2017 with a net loss of $(3.0) million, a 174.1% decrease in net income from the comparable period of 2016. The decrease in our net income was primarily due to a higher provision for loan losses, resulting from $12.4 million of charged-off loans recognized during the first six months of 2017. The decrease in our net income was partially offset by higher net interest income resulting from continued loan growth. Fully diluted net income (loss) per share of common stock for the first six months of 2017 was $(0.24), compared with $0.38 for the first six months of 2016. Average loans for the first six months of 2017 were $1.00 billion, an 18.1% increase over the comparable period of 2016.  Average deposits for the first six months of 2017 were $1.13 billion, a 6.3% increase over the comparable period of 2016.

The Company’s primary revenue sources are net interest income and fees from various financial services provided to customers. Net interest income is the difference between interest income earned on loans, investment securities and other interest earning assets less interest expense on deposit accounts and other interest bearing liabilities. Loan volume and interest rates earned on those loans are critical to our overall profitability. Similarly, deposit volume is crucial to funding loans, and rates paid on deposits directly impact our profitability. Business volumes are influenced by competition, new business acquisition efforts and economic factors including market interest rates, business spending and consumer confidence.

Net interest income increased $2.3 million, or 12.9%, for the first six months of 2017, compared with the same period in 2016. The positive effects of increased volumes of earning assets were partially offset by the negative effect of increasing deposit costs. Net interest margin increased to 3.14% for the first six months of 2017, compared with 3.13% for the same period of 2016.

In response to an assessment of risk in the loan portfolio, including net loan growth and charge-offs, we recorded a $13.1 million provision for loan losses in the first six months of 2017, compared with a $1.1 million provision in the first six months of 2016. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for the inherent losses on outstanding loans.

Total non-interest income in the first six months of 2017 decreased $0.1 million, or 2.8%, compared with the same period in 2016, and comprised 16% of total revenues.  The decrease was primarily the result of a decline in mortgage banking income and loan fees.

Total non-interest expense in the first six months of 2017 increased $0.6 million, or 4.0%, compared with the same period in 2016. Our efficiency ratio in the first six months of 2017 was 65.6% compared to 69.1% in the same period in 2016.

Our effective tax rate decreased to 31.4% for the first six months of 2017 from 32.5% for the same period in 2016. The decrease in the effective tax rate is largely the result of the effectiveness of Accounting Standards Update (ASU) 2016-09, Compensation – Stock Compensation, which, among other things, amended existing guidance for the accounting of excess tax benefits from stock compensation.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. The ratio of tangible common equity to total tangible assets was 9.0% as of June 30, 2017, compared with 9.3% at December 31, 2016. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for details on reconciliations to the most directly comparable U.S. GAAP measures.

The following sections provide more details on subjects presented in this overview.

(a)	Results of Operations

The following is a summary of our results of operations:

			2017 - 2016			2017 - 2016
	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Increase	June 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
Interest income	$12,890	$10,914	18.1%	$24,869	$21,513	15.6%
Interest expense	2,319	1,713	35.4%	4,367	3,355	30.2%
Net interest income	10,571	9,201	14.9%	20,502	18,158	12.9%
Provision for loan losses	9,690	183	5,198.9%	13,094	1,120	1069.1%
Net interest income after provision for loan losses	881	9,018	(90.2)%	7,408	17,038	(56.5)%
Noninterest income	2,666	2,568	3.8%	4,799	4,939	(2.8)%
Noninterest expense	8,217	7,951	3.3%	16,592	15,961	4.0%
Net income (loss) before income taxes	(4,670)	3,635	(228.4)%	(4,385)	6,016	(172.9)%
Income tax expense (benefit)	(1,328)	1,159	(214.6)%	(1,375)	1,956	(170.3)%
Net income (loss)	$(3,342)	$2,476	(234.9)%	$(3,010)	$4,060	(174.1)%

Basic net income per share of common stock	$(0.30)	$0.29	(204.4)%	$(0.27)	$0.47	(157.2)%
Fully diluted net income per share of common stock	$(0.26)	$0.23	(213.1)%	$(0.24)	$0.38	(161.7)%

We recorded a net loss of $(3.3) million for the second quarter of 2017, a decrease of $5.8 million, or 234.9%, from net income of $2.5 million for the second quarter of 2016. Basic net income (loss) per share of common stock was $(0.30) and $0.29 for the second quarter of 2017 and 2016, respectively. Fully diluted net income (loss) per share of common stock was $(0.26) and $0.23 for the second quarter of 2017 and 2016, respectively. We recorded a $9.7 million provision for loan losses in the second quarter of 2017, compared with $0.2 million for the same period of 2016.

Annualized return on average assets and annualized return on average shareholders’ equity were (0.96)% and (9.39)%, respectively, for the second quarter of 2017, compared with 0.80% and 8.85%, respectively, for the same period in 2016.

Our net loss of $(3.0) million for the six months ended June 30, 2017 represented a $7.1 million, or 174.1%, decrease from net income of $4.1 million for the comparable 2016 period. Basic net income (loss) per share was $(0.27) for the first six months of 2017, a decrease of 157.2% from the $0.47 for the first six months of 2016. Net income (loss) per share on a diluted basis was $(0.24) for the first six months of 2017, a decrease of 161.7% from the $0.38 for the first six months of 2016. We recorded a $13.1 million provision for loan losses in the first six months of 2017, compared with $1.1 million in the same period of 2016.

Annualized return on average assets and annualized return on average stockholders’ equity were (0.44)% and (4.27)%, respectively, for the first six months of 2017, compared with 0.67% and 7.31%, respectively, for the same period in 2016.

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

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$1,028,968	$11,011	4.29%	$873,984	$9,204	4.24%
Loans held for sale	34,690	362	4.18%	43,055	401	3.74%
Securities:
Taxable investment securities (2)	174,075	1,069	2.46%	187,309	981	2.09%
Investment securities exempt from federal income tax (3)	53,356	317	2.38%	45,279	268	2.37%
Total securities	227,431	1,386	2.44%	232,588	1,249	2.15%
Cash balances in other banks	49,735	115	0.93%	46,787	56	0.49%
Funds sold	3,637	16	1.78%	1,952	4	0.90%
Total interest-earning assets	1,344,461	12,890	3.85%	1,198,366	10,914	3.66%
Noninterest-earning assets	48,869			48,712
Total assets	$1,393,330			$1,247,078
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$302,532	586	0.78%	$282,299	390	0.56%
Savings and money market deposits	379,800	773	0.82%	444,558	719	0.65%
Time deposits	200,389	574	1.15%	182,171	506	1.12%
Total interest-bearing deposits	882,721	1,933	0.88%	909,028	1,615	0.71%
Borrowings and repurchase agreements	130,824	386	1.18%	30,000	98	1.31%
Total interest-bearing liabilities	1,013,545	2,319	0.92%	939,028	1,713	0.73%
Noninterest-bearing deposits	229,111			184,425
Total funding sources	1,242,656			1,123,453
Noninterest-bearing liabilities	7,887			11,054
Shareholders’ equity	142,787			112,571
Total liabilities and shareholders’ equity	$1,393,330			$1,247,078
Net interest spread (4)			2.93%			2.93%
Net interest income/margin (5)		$10,571	3.15%		$9,201	3.09%

(1)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)	Taxable investment securities include restricted equity securities.
(3)	Balances for investment securities exempt from federal income tax are not calculated on a tax equivalent basis.
(4)	Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by total average interest-earning assets and is presented in the table above on an annualized basis.

	For the Six Months Ended June 30,
	2017			2016
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$1,001,810	$21,205	4.27%	$848,048	$18,180	4.31%
Loans held for sale	31,542	635	4.06%	36,427	693	3.83%
Securities:
Taxable investment securities (2)	177,840	2,150	2.42%	182,436	1,949	2.14%
Investment securities exempt from federal income tax (3)	54,391	642	2.36%	43,999	549	2.50%
Total securities	232,231	2,792	2.40%	226,435	2,498	2.21%
Cash balances in other banks	48,893	219	0.91%	51,607	133	0.52%
Funds sold	2,689	18	1.39%	2,328	9	0.74%
Total interest-earning assets	1,317,165	24,869	3.81%	1,164,845	21,513	3.71%
Noninterest-earning assets	49,766			49,407
Total assets	$1,366,931			$1,214,252
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$316,502	1,204	0.77%	$242,791	692	0.57%
Savings and money market deposits	406,937	1,587	0.79%	445,224	1,451	0.66%
Time deposits	184,446	1,046	1.14%	185,475	1,020	1.11%
Total interest-bearing deposits	907,885	3,837	0.85%	873,490	3,163	0.73%
Borrowings and repurchase agreements	88,206	530	1.21%	30,399	192	1.27%
Total interest-bearing liabilities	996,091	4,367	0.88%	903,889	3,355	0.75%
Noninterest-bearing deposits	219,762			186,965
Total funding sources	1,215,853			1,090,854
Noninterest-bearing liabilities	8,905			11,703
Shareholders’ equity	142,173			111,695
Total liabilities and shareholders’ equity	$1,366,931			$1,214,252
Net interest spread (4)			2.92%			2.97%
Net interest income/margin (5)		$20,502	3.14%		$18,158	3.13%

(1)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)	Taxable investment securities include restricted equity securities.
(3)	Balances for investment securities exempt from federal income tax are not calculated on a tax equivalent basis.
(4)	Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by total average interest-earning assets and is presented in the table above on an annualized basis.

Our net interest margin was 3.15% and 3.09% for the second quarter of 2017 and 2016, respectively.  For the six months ended June 30, 2017 and 2016, our net interest margin was 3.14% and 3.13%, respectively.  The increase in net interest margin for both periods is primarily due to growth of our interest earning assets at a higher pace than our interest bearing liabilities.

For the second quarter of 2017 and 2016, average loan yields increased from 4.24% to 4.29% which was primarily driven by increases in short-term interest rate indexes affecting the variable rate portion of our loan portfolio, offset by competitive pricing pressures.  For the six months ended June 30, 2017 and 2016, average loan yields decreased from 4.31% to 4.27%. The decrease in loan yields on a year to date basis was primarily due to two factors.  First, during the first quarter of 2017, two loans were placed on non-accrual status, resulting in a decrease in loan yields for the period.  Second, there were lower loan rates on new loan production as compared to the average yield on the current loan portfolio, driven by continued competitive pricing pressures associated with securing the business of credit-worthy borrowers in the Nashville MSA. Average loans for the first six months of 2017 increased 18.1% compared to the same period in 2016 as a result of our continued focus on attracting new clients to our Company.

For the second quarter of 2017 and 2016, average security yields increased from 2.15% to 2.44% and from 2.21% to 2.40% for the six months ended June 30, 2016 and 2017, respectively, primarily due to increases in the LIBOR rate on the variable rate portion of our securities portfolio.  The resulting yield on average interest-earning assets increased 19 basis points for the second quarter of 2017 compared to the similar period in 2016 and 10 basis points for the six months ended June 30, 2017 compared to the similar period of 2016.

We funded our growth in loans through an increase in our funding sources of 11.5% for the six months ended June 30, 2017 compared to the similar period in 2016. For the first six months of 2017, average interest-bearing liabilities increased $92.2 million, or 10.2%, from the same period in 2016. The average rate paid on interest-bearing liabilities was 0.88% for the first six months of 2017, as compared to 0.75% for the same period in 2016. A portion of the increase was due to increases in the Fed Funds rate during the period. We passed along a portion of these rate increases to our clients.

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

At June 30, 2017, our EAR static simulation results indicated that our balance sheet is asset sensitive to parallel shifts in interest rates. This indicates that our assets generally reprice faster than our liabilities, which results in a favorable impact to net interest income when market interest rates increase. Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity and decay rates, and key rate drivers. Because of the inherent use of these estimates and assumptions in the model, our actual results may, and most likely will, differ from our static EAR results. In addition, static EAR results do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates or client behavior. For example, as part of our asset/liability management strategy, management has the ability to increase asset duration and/or decrease liability duration in order to reduce asset sensitivity, or to decrease asset duration and/or increase liability duration in order to increase asset sensitivity.

The following table illustrates the results of our EAR analysis to determine the extent to which our net interest income over the next 12 months would change if prevailing interest rates increased or decreased by the specified amounts.

Net interest income change
Increase 200bp	5.3%
Increase 100bp	2.3
Decrease 100bp	(8.2)
Decrease 200bp	(11.8)

Provision for Loan Losses

Our policy is to maintain an allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses, which is a charge to earnings, is decreased by charge-offs and increased by loan recoveries. Our allowance for loan losses as a percentage of total loans was 1.25% and 1.24% at June 30, 2017 and December 31, 2016, respectively.

The provision for loan losses amounted to $9.7 million and $13.1 million, respectively, for the three and six months ended June 30, 2017 compared to $0.2 and $1.1 million, respectively, for the three and six months ended June 30, 2016. Provision expense is impacted by the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs. Provision expense increased for the three and six months ended June 30, 2017 compared to the comparable periods in 2016 due to increased charge-offs.  Charge-offs for the three and six months ended June 30, 2017 were $11.2 and $12.4 million, respectively, compared to $0.1 and $0.8 million for the three and six months ended June 30, 2016, respectively.  These increases were caused primarily by deterioration in the credit quality of commercial and industrial loans to one borrower. In particular, during July 2017, in connection with the preparation of the consolidated financial statements which are required to be included in this Report, we decided to charge-off the loans associated with this borrower because issues had emerged in July which undermined our assessment that an expedient and positive outcome was possible.  This particular charge-off amounted to $11.0 million in the aggregate.  We are currently unable to quantify future cash expenditures related to this charge-off, if any.  These loans experienced weakness due to the borrower’s declining financial condition, which led to falling values of the collateral securing these loans.  Our primary collateral for these loans are the enterprise value of the borrower.  As the financial condition of the borrower deteriorated, ultimate repayment became increasingly difficult. We determined that repayment of these loans was unlikely and charged-off the loans.  As a result, our provision expense increased during these periods in 2017 compared to the similar periods in 2016.

We anticipate funding an additional $0.4 million to the non-performing borrower, referenced in the previous paragraph, in the third quarter of 2017 to satisfy previous commitments.  We also anticipate charging off this $0.4 million to the allowance for loan losses in the third quarter.  In anticipation of this charge-off, we increased our allowance for loan losses at June 30, 2017 by approximately $0.4 million.

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at June 30, 2017. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate markets, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.  See “Notes to Consolidated Financial Statements (Unaudited) — Note 3 — Loans and Allowance for Loan Losses” for additional information on our allowance for loan losses.

Noninterest Income

In addition to net interest income, we generate other types of recurring noninterest income from our lines of business. Our banking operations generate revenue from service charges and fees on deposit accounts. We have a mortgage banking line of business that generates revenue from originating and selling mortgages, a line of business that originates and sells commercial real estate loans, and we have a revenue-sharing relationship with a registered broker-dealer, which generates wealth management fees. In addition to these types of recurring noninterest income, we own insurance on several key employees and record income on the increase in the cash surrender value of these policies.

The following table sets forth the principal components of noninterest income for the periods indicated.

			2017-2016			2016-2015
	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Increase	June 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
Noninterest income:
Service charges on deposit accounts	$342	$303	12.7%	$670	$529	26.8%
Loan commitment fees	187	142	30.9%	423	572	(26.1)%
Net gain (loss) on sale of securities	40	86	(53.7)%	34	125	(73.1)%
Tri-Net fees	297	—	100.0%	382	—	100.0%
Mortgage banking income	1,370	1,655	(17.2)%	2,587	3,002	(13.8)%
Other noninterest income	430	382	12.6%	703	711	(0.9)%
Total noninterest income	$2,666	$2,568	3.8%	$4,799	$4,939	(2.8)%

The increase in service charges on deposit accounts for the three and six months ended June 30, 2017 compared to the same periods in 2016 are primarily related to increased analysis fees due to an increase in the volume of commercial accounts.

Loan commitment fees vary from period to period based on the timing of one-time, transaction related loan fees.

Tri-Net fees represent a new line of business, implemented in the fourth quarter of 2016, which originates and sells commercial real estate loans to third-party investors.  All of these loan sales transfer servicing rights to the buyer.

Mortgage banking income consists of mortgage fee income from the origination and sale of mortgage loans.  These mortgage fees are for loans that we originated and that are subsequently sold to third-party investors.  All of these loan sales transfer servicing rights to the buyer.  Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes.  Mortgage banking income decreased 17.2% and 13.8% for the three and six months ended June 30, 2017, respectively, compared to the similar periods in 2016 due to declining volumes and margins on mortgage loans sold.

Noninterest Expense

Our total noninterest expense increase reflects expenses that we have incurred as we build the foundation to support our recent growth and enable us to execute our growth strategy. The following table presents the primary components of noninterest expense for the periods indicated.

			2017-2016			2016-2015
	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Increase	June 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
Noninterest expense:
Salaries and employee benefits	$4,784	$4,938	(3.1)%	$9,870	$10,156	(2.8)%
Data processing and software	711	635	12.0%	1,331	1,203	10.6%
Professional fees	350	426	(18.0)%	714	757	(5.7)%
Occupancy	539	371	45.1%	987	781	26.4%
Equipment	544	436	24.7%	1,040	843	23.4%
Regulatory fees	301	265	13.7%	608	492	23.6%
Other operating	988	880	12.5%	2,042	1,729	18.1%
Total noninterest expense	$8,217	$7,951	3.3%	$16,592	$15,961	4.0%

The largest increase between periods within noninterest expense was related to a new lease of our corporate headquarters which we moved into in the first quarter of 2017.  This new lease resulted in an increase in occupancy expense of 45.1% and 26.4% for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016.

Salaries and employee benefits decreased 3.1% and 2.8%, respectively, for the three and six months ended June 30, 2017 compared to the similar periods in 2016 primarily due to reduced incentive compensation for the 2017 periods.

Data processing and software expense increased during the periods presented due to an increase in the volume of transactions and implementation of new software in our mortgage banking line of business.

Professional fees expense decreased during the periods presented primarily due to fees associated with going public in 2016 and our change in external audit firms for 2017.

The increases in equipment expense for each period presented is related to the increasing cost of managing our IT network.

Regulatory fees expense increased primarily due to changes in the FDIC’s assessment methodology.

Other operating expenses for the second quarter of 2017 increased 12.5% over the similar 2016 period primarily due to increased expenses related to one non-performing borrower.  Other operating expenses for the six months ended June 30, 2017 compared to 2016 increased 18.1%, primarily due to the aforementioned expenses related to the non-performing borrower and approximately $137 thousand of one-time costs incurred during the first quarter of 2017 related to the move of our corporate headquarters.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 62.1% for the three months ended June 30, 2017 compared to 67.6% for the same period 2016.  For the six months ended June 30, 2017 and 2016, our efficiency ratio was 65.6% and 69.1%, respectively. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio for both periods was positively impacted by growth in our net interest income that outpaced increases in our expenses.  For the six months ended June 30, 2017, our revenue base (net interest income plus noninterest income) grew at rate of approximately 2.4 times our noninterest expense.

Income Tax Provision

During the three and six months ended June 30, 2017, we recorded income tax benefit of $1.3 and $1.4 million, respectively, compared to an income tax expense of $1.2 and $2.0 million, respectively, for the three and six months ended June 30, 2016. Our income tax expense for the six months ended June 30, 2017 reflects an effective income tax rate of 31.4% compared to 32.5% for the same period in 2016.  Our effective tax rate differs from the statutory tax rate by our investments in municipal securities, company owned life insurance, state tax credits, net of the effect of certain non-deductible expenses and the recognition of excess tax benefits related to stock compensation.  In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions, including income tax consequences. In addition to other changes, the guidance changes the accounting for excess tax benefits and tax deficiencies from generally being recognized in additional paid-in capital to recognition as income tax expense or benefit in the period they occur. The Company adopted the new guidance in the first quarter of 2017. As a result, the Company’s income tax expense was reduced by $167,000 for the six months ended June 30, 2017.

(b)	Financial Condition

Balance Sheet

Total assets increased $38.0 million, or 2.8%, from $1.33 billion on December 31, 2016 to $1.37 billion on June 30, 2017. Loans and leases grew $61.4 million, or 6.6%, in the first six months of 2017, offset by a decrease in cash of $32.0 million, or 40.0% for the same period. Securities decreased $27.1 million, or 11.8% as we sold out of lower yielding securities to fund loan growth.  Loans held for sale increased $31.5 million, or 74.7%, during the first six months of 2017 as we implemented a new line of business related to originating and selling commercial real estate loans.

Total liabilities increased $39.1 million, or 3.3%, from $1.19 billion on December 31, 2016 to $1.23 billion on June 30, 2017. Deposits decreased $7.7 million, or 0.7%, due primarily to decreases in our correspondent banking deposits.  We increased our Federal Home Loan Bank advances $50.0 million during the first six months of 2017 to help fund our loan growth. Other liabilities decreased $3.2 million, or 30.5%, largely due to the scheduled payout of incentives and the earn-out related contingent liability.

Loans and Leases

The composition of loans and leases at June 30, 2017 and December 31, 2016 and the percentage of each classification to total loans are summarized as follows:

	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Commercial real estate	$385,758	38.7%	$302,322	32.3%
Consumer real estate	99,751	10.0%	97,015	10.4%
Construction and land development	62,152	6.2%	94,491	10.1%
Commercial and industrial	406,636	40.8%	379,620	40.5%
Consumer	4,096	0.4%	5,974	0.6%
Other	38,783	3.9%	56,796	6.1%
Total loans	$997,176	100.0%	$936,218	100.0%

At June 30, 2017, our loan portfolio composition remained relatively consistent with the composition at December 31, 2016. The commercial real estate category includes owner-occupied commercial real estate loans which is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. At June 30, 2017, approximately 25.3% of the outstanding principal balance of our commercial real estate loans was secured by owner-occupied properties. Growth in the commercial real estate segment reflects the growth and development of the Nashville MSA in which we operate.

Non-Performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

(Dollars in thousands)	June 30, 2017	December 31, 2016
Non-accrual loans	$3,229	$3,619
Troubled debt restructurings	1,239	1,272
Loans past due 90 days or more and still accruing	15	—

Non-performing loans	3,229	3,619
Foreclosed real estate	—	—
Non-performing assets	$3,229	$3,619
Non-performing loans as a percentage of total loans	0.32%	0.39%
Non-performing assets as a percentage of total assets	0.24%	0.27%

The following table sets forth the major classifications of non-accrual loans:

	June 30, 2017	December 31, 2016
Commercial real estate	$1,260	$1,310
Consumer real estate	—	—
Construction and land development	—	—
Commercial and industrial	1,969	2,309
Consumer	—	—
Other	—	—
Total loans	$3,229	$3,619

(c)	Liquidity

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

The role of liquidity management is to ensure funds are available to meet depositors’ withdrawal and borrowers’ credit demands while at the same time maximizing financial results. This is accomplished by balancing changes in demand for funds with changes in the supply of those funds. Liquidity is provided by short-term liquid assets that can be converted to cash, investment securities available-for-sale, various lines of credit available to us, and the ability to attract funds from external sources, principally deposits.

Our most liquid assets are comprised of cash and due from banks, available-for-sale marketable investment securities and federal funds sold. The fair value of the available-for-sale investment portfolio was $155.7 million at June 30, 2017. We pledge portions of our investment securities portfolio to secure public fund deposits, derivative positions and Federal Home Loan Bank advances, and securities sold under agreements to repurchase. At June 30, 2017, total investment securities pledged for these purposes comprised 67% of the estimated fair value of the entire investment portfolio, leaving $67.9 million of unpledged securities.

We have a large base of non-maturity customer deposits, defined as demand, savings, and money market deposit accounts. At June 30, 2017, such deposits totaled $980.2 million and represented 83% of our total deposits. Because these deposits are less volatile and are often tied to other products through long lasting relationships they do not put heavy pressure on liquidity.

Other sources of funds available to meet daily needs include FHLB advances. As a member of the FHLB of Cincinnati, the Company has access to credit products offered by the FHLB. The Company views these borrowings as a low cost alternative to other time deposits. At June 30, 2017, available credit from the FHLB totaled $80.7 million. Additionally, we had available federal funds purchased lines with correspondent banks totaling $110.0 million at June 30, 2017.

The principal source of cash for CapStar Financial Holdings, Inc. (the “Parent Company”) is dividends paid to it as the sole shareholder of the Bank. At June 30, 2017, the Bank was able to pay up to $16.9 million in dividends to the Parent Company without regulatory approval subject to the ongoing capital requirements of the Bank.

Accordingly, management believes that our funding sources are at sufficient levels to satisfy our short-term and long-term liquidity needs.

(d)	Capital Resources

At June 30, 2017, shareholders’ equity totaled $138.0 million, a decrease of $1.2 million since December 31, 2016. Accordingly, as of June 30, 2017, the Company and the Bank were well-capitalized under the regulatory framework for prompt corrective action.  See the Consolidated Statement of Changes in Shareholders’ Equity and Note 10 of the consolidated financial statements for further detail of the changes in equity since the end of 2016.

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

(dollars in thousands, except per share data)	June 30, 2017	December 31, 2016
Total equity	$138,030	$139,207
Less core deposit intangible	(44)	(71)
Less goodwill	(6,219)	(6,219)
Less preferred equity	(9,000)	(9,000)
Tangible common equity	$122,767	$123,917
Total assets	$1,371,626	$1,333,675
Less core deposit intangible	(44)	(71)
Less goodwill	(6,219)	(6,219)
Total tangible assets	$1,365,363	$1,327,385
Total shareholders' equity to total assets	10.06%	10.44%
Tangible common equity ratio	8.99%	9.34%
Total shares of common stock outstanding	11,235,255	11,204,515
Book value per share of common stock	$11.48	$11.62
Tangible book value per share of common stock	10.93	11.06

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

ASU 2016-02, Leases

In February 2016, the FASB issued guidance in the form of a FASB ASU, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain optional practical expedients available. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company is evaluating the impact of the pending adoption of the new standard on the Company’s financial statements and disclosures.

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

ASU 2017-04, Simplifying the Test of Goodwill Impairment

In January 2017, the FASB amended the Goodwill and Other Topic of the Accounting Standards Codification to simplify the accounting for goodwill impairment for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The amendment removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The effective date and transition requirements for the technical corrections will be effective for the Company for reporting periods beginning after December 15, 2019.

ASU 2017-09, Scope of Modification Accounting

In May 2017, the FASB amended the requirements in the Compensation—Stock Compensation Topic of the Accounting Standards Codification related to changes to the terms or conditions of a share-based payment award. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments will be effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

From time to time, the Company is party to legal actions that are routine and incidental to its business.  Given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to the Company’s business, including laws and regulations governing consumer protection, fair lending, fair labor, privacy, information security and anti-money laundering and anti-terrorism laws, the Company, like all banking organizations, is subject to heightened legal and regulatory compliance and litigation risk.  There are currently no material pending legal proceedings to which the Company or the Bank is a party or of which any of their property is the subject.

Item 1A.	Risk Factors

In evaluating an investment in the Company’s securities, investors should consider carefully, among other things, information under the heading “Cautionary Note Regarding Forward-Looking Statements” in this Report as well as those factors that are detailed from time to time in the Company’s periodic and current reports filed with the SEC, including those factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 under the headings “Item 1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” and in the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The following table shows information relating to the repurchase of shares of common stock by the Company during the three months ended June 30, 2017.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
April 1 - April 30	3,692	$18.81	—	—
May 1 - May 31	131	17.47	—	—
June 1 - June 30	—	—	—	—
Total	3,823	$18.76	—	—

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

10.1

Termination Agreement, dated April 26, 2017, by and between CapStar Financial Holdings, Inc. and Dale W. Polley (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2017)

10.2	First Amendment to the CapStar Financial Holdings, Inc. Stock Incentive Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2017)†

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

32.1	Certification of Chief Executive Officer of CapStar Financial Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

32.2	Certification of Chief Financial Officer of CapStar Financial Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Document.*

*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.
†	Represents a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTAR FINANCIAL HOLDINGS, INC.

By:	/s/ Robert B. Anderson
Robert B. Anderson
Chief Financial Officer and Chief Administrative Officer

Date:	July 31, 2017