Form 10-Q
period 2017-09-30
CapStar Financial Holdings, Inc.
filed 2017-10-18
CIK 1676479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 16, 2017, there were 11,359,130 shares of common stock, $1.00 par value per share, issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30, 2017
	(unaudited)	December 31, 2016
Assets
Cash and due from banks	$10,796	$9,134
Interest-bearing deposits in financial institutions	58,993	54,323
Federal funds sold	—	16,654
Total cash and cash equivalents	69,789	80,111
Securities available-for-sale, at fair value	146,600	182,355
Securities held-to-maturity, fair value of $48,980, and $49,731 at September 30, 2017 and December 31, 2016, respectively	45,635	46,864
Loans held for sale	53,225	42,111
Loans	974,530	935,251
Less allowance for loan losses	(14,122)	(11,634)
Loans, net	960,408	923,617
Premises and equipment, net	5,978	5,350
Restricted equity securities	8,799	6,032
Accrued interest receivable	3,849	3,942
Goodwill	6,219	6,219
Core deposit intangible	33	71
Deferred tax assets	12,472	12,956
Bank owned life insurance	22,335	21,900
Other assets	3,217	2,147
Total assets	$1,338,559	$1,333,675
Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$250,007	$197,788
Interest-bearing	303,756	299,621
Savings and money market accounts	338,391	447,686
Time	199,341	183,628
Total deposits	1,091,495	1,128,723
Federal Home Loan Bank advances	95,000	55,000
Accrued interest payable	305	212
Other liabilities	7,555	10,533
Total liabilities	1,194,355	1,194,468
Shareholders’ equity:
Series A convertible preferred stock, $1 par value; 5,000,000 shares authorized; 878,049 shares issued and outstanding at September 30, 2017 and December 31, 2016	878	878
Common stock, voting, $1 par value; 20,000,000 shares authorized; 11,346,498 and 11,204,515 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	11,347	11,205
Additional paid-in capital	117,617	116,143
Retained earnings	18,541	17,132
Accumulated other comprehensive loss, net of income tax	(4,179)	(6,151)
Total shareholders’ equity	144,204	139,207
Total liabilities and shareholders’ equity	$1,338,559	$1,333,675

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Interest income:
Loans, including fees	$12,095	$10,659	$33,935	$29,532
Securities:
Taxable	838	787	2,827	2,596
Tax-exempt	304	291	944	841
Federal funds sold	7	4	26	12
Restricted equity securities	108	71	271	210
Interest-bearing deposits in financial institutions	169	63	387	197
Total interest income	13,521	11,875	38,390	33,388
Interest expense:
Interest-bearing deposits	635	404	1,839	1,096
Savings and money market accounts	772	689	2,360	2,141
Time deposits	706	546	1,750	1,566
Federal funds purchased	2	13	13	21
Securities sold under agreements to repurchase	—	—	—	1
Federal Home Loan Bank advances	563	97	1,083	280
Total interest expense	2,678	1,749	7,045	5,105
Net interest income	10,843	10,126	31,345	28,283
Provision for loan losses	(195)	1,639	12,900	2,759
Net interest income after provision for loan losses	11,038	8,487	18,445	25,524
Noninterest income:
Treasury management and other deposit service charges	427	277	1,097	805
Loan commitment fees	223	329	646	901
Net gain (loss) on sale of securities	9	(4)	42	121
Tri-Net fees	367	—	748	—
Mortgage banking income	2,030	2,339	4,617	5,342
Other noninterest income	316	250	1,021	961
Total noninterest income	3,372	3,191	8,171	8,130
Noninterest expense:
Salaries and employee benefits	5,119	5,119	14,989	15,275
Data processing and software	709	627	2,040	1,831
Professional fees	336	391	1,050	1,148
Occupancy	531	352	1,518	1,133
Equipment	564	458	1,604	1,301
Regulatory fees	270	250	877	742
Other operating	946	1,330	2,988	3,057
Total noninterest expense	8,475	8,527	25,066	24,487
Income before income taxes	5,935	3,151	1,550	9,167
Income tax expense	1,516	1,042	141	2,998
Net income	$4,419	$2,109	$1,409	$6,169
Per share information:
Basic net income per share of common stock	$0.39	$0.24	$0.13	$0.71
Diluted net income per share of common stock	$0.35	$0.20	$0.11	$0.58
Weighted average shares outstanding:
Basic	11,279,364	8,792,665	11,239,093	8,701,596
Diluted	12,750,423	10,799,536	12,758,091	10,682,976

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$4,419	$2,109	$1,409	$6,169
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	526	(744)	2,433	2,829
Reclassification adjustment for gains (losses) included in net income	(9)	4	(42)	(121)
Tax effect	(198)	283	(915)	(1,037)
Net of tax	319	(457)	1,476	1,671
Unrealized losses on securities transferred to held-to-maturity:
Reclassification adjustment for losses included in net income	79	42	162	125
Tax effect	(30)	(16)	(62)	(48)
Net of tax	49	26	100	77
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	(29)	87	(242)	(1,760)
Reclassification adjustment for losses included in net income	278	88	589	261
Tax effect	(34)	(33)	49	674
Net of tax	215	142	396	(825)
Other comprehensive income (loss)	583	(289)	1,972	923
Comprehensive income	$5,002	$1,820	$3,381	$7,092

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands, except share data)

	Preferred	Common Stock		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	stock	Shares	Amount	capital	earnings	loss	equity
Balance December 31, 2015	$1,610	8,577,051	$8,577	$95,277	$8,036	$(4,914)	$108,586
Issuance of restricted common stock, net of forfeitures and withholdings to satisfy employee tax obligations	—	106,548	107	(123)	—	—	(16)
Stock-based compensation expense	—	—	—	643	—	—	643
Excess tax benefit from stock compensation	—	—	—	29	—	—	29
Issuance of common stock	—	1,688,049	1,688	20,240	—	—	21,928
Conversion of preferred stock	(732)	731,707	732	—	—	—	—
Exercise of common stock warrants	—	87,666	88	77	—	—	165
Net income	—	—	—	—	6,169	—	6,169
Other comprehensive income	—	—	—	—	—	923	923
Balance September 30, 2016	$878	11,191,021	$11,192	$116,143	$14,205	$(3,991)	$138,427

Balance December 31, 2016	$878	11,204,515	$11,205	$116,143	$17,132	$(6,151)	$139,207
Issuance of restricted common stock, net of forfeitures and withholdings to satisfy employee tax obligations	—	21,480	21	(285)	—	—	(264)
Stock-based compensation expense	—	—	—	771	—	—	771
Exercise of employee common stock options, net of withholdings to satisfy employee tax obligations	—	71,517	72	572	—	—	644
Exercise of common stock warrants	—	48,986	49	416	—	—	465
Net income	—	—	—	—	1,409	—	1,409
Other comprehensive income	—	—	—	—	—	1,972	1,972
Balance September 30, 2017	$878	11,346,498	$11,347	$117,617	$18,541	$(4,179)	$144,204

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net income	$1,409	$6,169
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	12,900	2,759
Accretion of discounts on acquired loans and deferred fees	(537)	(1,232)
Depreciation and amortization	345	324
Net amortization of premiums on investment securities	984	1,106
Securities gains, net	(42)	(121)
Mortgage banking income	(4,617)	(5,342)
Tri-Net fees	(748)	—
Net gain on sale of loans	(67)	—
Net loss on disposal of premises and equipment	137	—
Net gain on sale of other real estate owned	—	(157)
Stock-based compensation	771	643
Excess tax benefit from stock compensation	—	(29)
Deferred income tax expense	(445)	63
Origination of loans held for sale	(409,179)	(393,378)
Proceeds from loans held for sale	403,497	370,374
Net increase in accrued interest receivable and other assets	(1,320)	(2,021)
Net increase (decrease) in accrued interest payable and other liabilities	(2,630)	1,077
Net cash provided by (used in) operating activities	458	(19,765)
Cash flows from investing activities:
Activities in securities available for sale:
Purchases	(11,754)	(55,862)
Sales	34,299	46,700
Maturities, prepayments and calls	14,718	17,113
Activities in securities held to maturity:
Purchases	—	(4,300)
Maturities, prepayments and calls	1,332	1,233
Purchase of restricted equity securities	(2,767)	(112)
Net increase in loans	(49,154)	(112,961)
Purchase of premises and equipment	(1,074)	(103)
Proceeds from the sale of premises and equipment	3	—
Proceeds from sale of other real estate	—	373
Net cash used in investing activities	(14,397)	(107,919)
Cash flows from financing activities:
Net increase (decrease) in deposits	(37,228)	97,599
Proceeds from Federal Home Loan Bank advances	135,000	15,000
Payments on Federal Home Loan Bank advances	(95,000)	(30,000)
Issuance of common stock	—	21,928
Exercise of common stock options and warrants, net of repurchase of restricted shares	845	149
Excess tax benefit from stock compensation	—	29
Net decrease in repurchase agreements	—	(3,755)
Net cash provided by financing activities	3,617	100,950
Net decrease in cash and cash equivalents	(10,322)	(26,734)
Cash and cash equivalents at beginning of period	80,111	100,185
Cash and cash equivalents at end of period	$69,789	$73,451
Supplemental disclosures of cash paid:
Interest paid	$6,951	$5,079
Income taxes	2,142	2,545
Supplemental disclosures of noncash transactions:
Loans charged off to the allowance for loan losses	$12,369	$1,452
Loans transferred from held for sale to held for investment	—	2,823

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the period ended September 30, 2017 include CapStar Financial Holdings, Inc. and its wholly owned subsidiary, CapStar Bank (the “Bank”, together referred to as the “Company”). Significant intercompany transactions and accounts are eliminated in consolidation.  On February 5, 2016, CapStar Financial Holdings, Inc. acquired all of the Bank’s issued and outstanding shares of common stock, preferred stock, common stock options and warrants, and the Bank became the wholly owned subsidiary of CapStar Financial Holdings, Inc.

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

Subsequent Events

Accounting Standards Codification (“ASC”) 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated all events or transactions that occurred after September 30, 2017 through the date of the issued financial statements.

NOTE 2 – SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2017 and December 31, 2016 are summarized as follows (dollars in thousands):

	September 30, 2017				December 31, 2016
	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value
Securities available-for-sale:
U. S. government agency securities	$11,434	$18	$(153)	$11,299	$9,517	$—	$(143)	$9,374
State and municipal securities	19,031	172	(136)	19,067	28,480	65	(632)	27,913
Mortgage-backed securities	96,975	14	(1,166)	95,823	126,637	17	(2,059)	124,595
Asset-backed securities	20,668	—	(257)	20,411	21,620	—	(1,147)	20,473
Total	$148,108	$204	$(1,712)	$146,600	$186,254	$82	$(3,981)	$182,355
Securities held-to-maturity:
State and municipal securities	$36,469	$3,138	$—	$39,607	$36,842	$2,784	$—	$39,626
Mortgage-backed securities	3,837	77	—	3,914	4,687	79	—	4,766
Other debt securities	5,329	130	—	5,459	5,335	11	(7)	5,339
Total	$45,635	$3,345	$—	$48,980	$46,864	$2,874	$(7)	$49,731

Security fair values are established by an independent pricing service as of the dates indicated. The difference between amortized cost and fair value reflects current interest rates and represents the potential gain (loss) had the portfolio been liquidated on those dates. Security gains (losses) are realized only in the event of dispositions prior to maturity or other-than-temporary impairment. Securities with unrealized losses as of September 30, 2017 and December 31, 2016, and the length of time they were in continuous loss positions as of such dates are as follows (in thousands):

	Less than 12 months		12 months or more		Total
September 30, 2017	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
U. S. government agency securities	$9,303	$(153)	$—	$—	$9,303	$(153)
State and municipal securities	4,968	(19)	6,103	(117)	11,071	(136)
Mortgage-backed securities	61,997	(591)	30,360	(575)	92,357	(1,166)
Asset-backed securities	—	—	20,410	(257)	20,410	(257)
Total temporarily impaired securities	$76,268	$(763)	$56,873	$(949)	$133,141	$(1,712)

December 31, 2016
U. S. government agency securities	$9,374	$(143)	$—	$—	$9,374	$(143)
State and municipal securities	20,279	(632)	—	—	20,279	(632)
Mortgage-backed securities	110,563	(1,955)	4,150	(104)	114,713	(2,059)
Asset-backed securities	—	—	20,473	(1,147)	20,473	(1,147)
Other debt securities	2,029	(7)	—	—	2,029	(7)
Total temporarily impaired securities	$142,245	$(2,737)	$24,623	$(1,251)	$166,868	$(3,988)

As noted in the table above, as of September 30, 2017, the Company had unrealized losses of $1.7 million in its investment securities portfolio. The unrealized losses associated with these investment securities are driven by changes in interest rates and are recorded as a component of equity. These investment securities will continue to be monitored as a part of our ongoing impairment analysis. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. If a shortfall in future cash flows is identified, a credit loss will be deemed to have occurred and will be recognized as a charge to earnings and a new cost basis for the security will be established.

Because the Company currently does not intend to sell any investment securities that have an unrealized loss at September 30, 2017, and it is not more-likely-than-not that we will be required to sell these investment securities before recovery of their amortized cost bases, which may be at maturity, we do not consider these securities to be other-than-temporarily impaired at September 30, 2017.

Securities with a carrying value of $127.1 million at September 30, 2017 were pledged to collateralize public deposits, derivative positions and Federal Home Loan Bank advances.

The proceeds from sales of securities and the associated gains and losses are listed below (dollars in thousands):

	Nine Months Ended	Nine Months Ended
	September 30, 2017	September 30, 2016
Proceeds	$34,299	$46,700
Gross gains	99	244
Gross losses	(57)	(123)

The amortized cost and fair value of securities at September 30, 2017, by contractual maturity, are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due one to five years	$11,388	$11,511	$27,299	$29,448
Due five to ten years	17,970	17,788	14,069	15,129
Due beyond ten years	1,107	1,067	430	489
Mortgage-backed securities	96,975	95,823	3,837	3,914
Asset-backed securities	20,668	20,411	—	—
	$148,108	$146,600	$45,635	$48,980

NOTE 3 – LOANS AND ALLLOWANCE FOR LOAN LOSSES

A summary of the loan portfolio as of September 30, 2017 and December 31, 2016 follows (dollars in thousands):

	September 30, 2017	December 31, 2016
Commercial real estate	$366,778	$302,322
Consumer real estate	100,811	97,015
Construction and land development	79,951	94,491
Commercial and industrial	394,600	379,620
Consumer	6,289	5,974
Other	26,460	56,796
Total	974,889	936,218
Less net unearned income	(359)	(967)
	974,530	935,251
Allowance for loan losses	(14,122)	(11,634)
	$960,408	$923,617

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

Loans not falling into the criteria above are considered to be pass-rated loans. The Company utilizes six loan grades within the pass risk rating.

The following tables present the loan balances by category as well as risk rating (dollars in thousands):

	Performing Loans
September 30, 2017	Pass/Watch	Special Mention	Substandard	Total Performing	Total Impaired Loans	Total
Commercial real estate	$365,545	$—	$—	$365,545	$1,233	$366,778
Consumer real estate	100,522	—	289	100,811	—	100,811
Construction and land development	79,951	—	—	79,951	—	79,951
Commercial and industrial	370,657	16,443	5,568	392,668	1,932	394,600
Consumer	6,276	—	13	6,289	—	6,289
Other	26,460	—	—	26,460	—	26,460
Total	$949,411	$16,443	$5,870	$971,724	$3,165	$974,889

December 31, 2016
Commercial real estate	$301,012	$—	$—	$301,012	$1,310	$302,322
Consumer real estate	96,722	—	293	97,015	—	97,015
Construction and land development	94,491	—	—	94,491	—	94,491
Commercial and industrial	349,857	11,035	16,419	377,311	2,309	379,620
Consumer	5,958	—	16	5,974	—	5,974
Other	56,796	—	—	56,796	—	56,796
Total	$904,836	$11,035	$16,728	$932,599	$3,619	$936,218

None of the Company’s loans had a risk rating of “Doubtful” as of September 30, 2017 or December 31, 2016.

The following tables detail the changes in the ALL for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Three Months Ended September 30, 2017
Balance, beginning of period	$3,533	$1,081	$911	$6,395	$57	$477	$12,454
Charged-off loans	—	—	—	—	—	—	—
Recoveries	3	—	—	1,860	—	—	1,863
Provision for loan losses	(242)	(97)	576	(306)	22	(148)	(195)
Balance, end of period	$3,294	$984	$1,487	$7,949	$79	$329	$14,122

Three Months Ended September 30, 2016
Balance, beginning of period	$2,596	$968	$943	$5,037	$104	$806	$10,454
Charged-off loans	—	—	—	(645)	—		(645)
Recoveries	52	—	—	10	—	—	62
Provision for loan losses	(228)	4	721	1,166	(18)	(6)	1,639
Balance, end of period	$2,420	$972	$1,664	$5,568	$86	$800	$11,510

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Nine Months Ended September 30, 2017
Balance, beginning of period	$2,655	$1,013	$1,574	$5,618	$76	$698	$11,634
Charged-off loans	—	—	—	(12,369)	—	—	(12,369)
Recoveries	4	—	—	1,862	91	—	1,957
Provision for loan losses	635	(29)	(87)	12,838	(88)	(369)	12,900
Balance, end of period	$3,294	$984	$1,487	$7,949	$79	$329	$14,122

Nine Months Ended September 30, 2016
Balance, beginning of period	$2,879	$968	$914	$4,693	$103	$575	$10,132
Charged-off loans	(350)	—	—	(956)	(146)	—	(1,452)
Recoveries	52	—	—	18	1	—	71
Provision for loan losses	(161)	4	750	1,813	128	225	2,759
Balance, end of period	$2,420	$972	$1,664	$5,568	$86	$800	$11,510

A breakdown of the ALL and the loan portfolio by loan category at September 30, 2017 and December 31, 2016 follows (dollars in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
September 30, 2017
Allowance for Loan Losses:
Collectively evaluated for impairment	$3,294	$984	$1,487	$7,449	$79	$329	$13,622
Individually evaluated for impairment	—	—	—	500	—	—	500
Balances, end of period	$3,294	$984	$1,487	$7,949	$79	$329	$14,122
Loans:
Collectively evaluated for impairment	$365,545	$100,811	$79,951	$392,668	$6,289	$26,460	$971,724
Individually evaluated for impairment	1,233	—	—	1,932	—	—	3,165
Balances, end of period	$366,778	$100,811	$79,951	$394,600	$6,289	$26,460	$974,889

December 31, 2016
Allowance for Loan Losses:
Collectively evaluated for impairment	$2,655	$1,013	$1,574	$5,118	$76	$698	$11,134
Individually evaluated for impairment	—	—	—	500	—	—	500
Balances, end of period	$2,655	$1,013	$1,574	$5,618	$76	$698	$11,634
Loans:
Collectively evaluated for impairment	$301,012	$97,015	$94,491	$377,311	$5,974	$56,796	$932,599
Individually evaluated for impairment	1,310	—	—	2,309	—	—	3,619
Balances, end of period	$302,322	$97,015	$94,491	$379,620	$5,974	$56,796	$936,218

The following table presents the allocation of the ALL for each respective loan category with the corresponding percentage of the ALL in each category to total loans, net of deferred fees as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017		December 31, 2016
	Amount	Percent of total loans, net of deferred fees	Amount	Percent of total loans, net of deferred fees
Commercial real estate	$3,294	0.34%	$2,655	0.28%
Consumer real estate	984	0.10	1,013	0.11
Construction and land development	1,487	0.15	1,574	0.17
Commercial and industrial	7,949	0.82	5,618	0.60
Consumer	79	0.01	76	0.01
Other	329	0.03	698	0.07
Total allowance for loan losses	$14,122	1.45%	$11,634	1.24%

The following table presents the Company’s impaired loans that were evaluated for specific loss allowance as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017			December 31, 2016
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial real estate	$1,233	$1,660	$—	$1,310	$1,686	$—
Consumer real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	1,233	1,660	—	1,310	1,686	—
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—
Consumer real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	1,932	2,770	500	2,309	2,921	500
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	1,932	2,770	500	2,309	2,921	500
Total	$3,165	$4,430	$500	$3,619	$4,607	$500

The following table presents information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate	$1,245	$—	$—	$—	$1,272	$—	$—	$—
Consumer real estate	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
Subtotal	1,245	—	—	—	1,272	—	—	—
With an allowance recorded:
Commercial real estate	—	—	1,685	—	—	—	1,742	—
Consumer real estate	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—
Commercial and industrial	1,941	—	3,411	—	2,141	—	3,534	30
Consumer	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
Subtotal	1,941	—	5,096	—	2,141	—	5,276	30
Total	$3,186	$—	$5,096	$—	$3,413	$—	$5,276	$30

There was no interest income recognized on a cash basis for impaired loans for the three or nine months ended September 30, 2017 or 2016.

The following table presents the aging of the recorded investment in past-due loans as of September 30, 2017 and December 31, 2016 by class of loans (dollars in thousands):

	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
September 30, 2017
Commercial real estate	$—	$—	$—	$—	$366,778	$366,778
Consumer real estate	506	279	—	785	100,026	100,811
Construction and land development	—	—	—	—	79,951	79,951
Commercial and industrial	1,154	218	27	1,398	393,202	394,600
Consumer	—	1	—	1	6,288	6,289
Other	—	—	—	—	26,460	26,460
Total	$1,660	$497	$27	$2,184	$972,705	$974,889

December 31, 2016
Commercial real estate	$—	$—	$—	$—	$302,322	$302,322
Consumer real estate	81	282	—	363	96,652	97,015
Construction and land development	—	—	—	—	94,491	94,491
Commercial and industrial	—	—	—	—	379,620	379,620
Consumer	—	—	—	—	5,974	5,974
Other	—	—	—	—	56,796	56,796
Total	$81	$282	$—	$363	$935,855	$936,218

The following table presents the recorded investment in non-accrual loans, past due loans over 90 days outstanding and accruing and troubled debt restructurings (“TDR”) by class of loans as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	Non-Accrual	Past Due Over 90 Days and Accruing	Troubled Debt Restructurings
September 30, 2017
Commercial real estate	$1,233	$—	$1,222
Consumer real estate	—	—	—
Construction and land development	—	—	—
Commercial and industrial	1,932	27	—
Consumer	—	—	—
Other	—	—	—
Total	$3,165	$27	$1,222

December 31, 2016
Commercial real estate	$1,310	$—	$1,272
Consumer real estate	—	—	—
Construction and land development	—	—	—
Commercial and industrial	2,309	—	—
Consumer	—	—	—
Other	—	—	—
Total	$3,619	$—	$1,272

As of September 30, 2017 and December 31, 2016, all loans classified as nonperforming were deemed to be impaired.

As of September 30, 2017 and December 31, 2016, the Company had a recorded investment in TDR of $1.2 million and $1.3 million, respectively.  The Company had no specific allowance for those loans at September 30, 2017 or December 31, 2016 and there were no commitments to lend additional amounts.  Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Bank’s loan policy.  Loans accounted for as TDR are individually evaluated for impairment.

The following table presents loans by class modified as TDR that occurred during the three and nine months ended September 30, 2016 (dollars in thousands).  There were no new TDR identified during the three or nine months ended September 30, 2017.

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

The following table presents loans by class modified as TDR for which there was a payment default within twelve months following the modification during the three and nine months ended September 30, 2016 (dollars in thousands).  There were no TDR for which there was a payment default within twelve months following the modification during the three or nine months ended September 30, 2017.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	Number of contracts	Recorded investment	Number of contracts	Recorded investment
2016
Commercial real estate	—	$—	—	$—
Consumer real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	—	1	124
Other	—	—	—	—
Total	—	$—	1	$124

The consumer loan TDR that subsequently defaulted during the nine months ended September 30, 2016 had no specific reserve in the allowance for loan losses and resulted in a $0.1 million charge-off.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

NOTE 4 – FEDERAL HOME LOAN BANK ADVANCES

The Company had outstanding borrowings totaling $95.0 million and $55.0 million at September 30, 2017 and December 31, 2016, respectively, via various advances. These advances are non-callable; interest payments are due monthly, with principal due at maturity.

The following is a summary of the contractual maturities and average effective rates of outstanding advances (dollars in thousands):

	September 30, 2017		December 31, 2016
Year	Amount	Interest Rates	Amount	Interest Rates
2017	$60,000	1.18%	$55,000	0.80%
2018	35,000	1.50	—	—
2019	—	—	—	—
2020	—	—	—	—
2021	—	—	—	—
Thereafter	—	—	—	—
Total	$95,000	1.30%	$55,000	0.80%

Advances from the FHLB are collateralized by investment securities, FHLB stock and certain commercial and residential real estate mortgage loans totaling $367.0 million under a blanket mortgage collateral agreement.  At September 30, 2017, the amount of available credit from the FHLB totaled $108.0 million.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended September 30, 2017 and 2016 (dollars in thousands):

		Unrealized Gains	Unrealized
	Gains and	and Losses	Losses on
	Losses on	on Available	Securities
	Cash Flow	for Sale	Transferred to
	Hedges	Securities	Held to Maturity	Total
Nine Months Ended September 30, 2017
Beginning Balance	$(4,241)	$(698)	$(1,212)	$(6,151)
Other comprehensive income (loss) before reclassification, net of tax	(193)	1,502	—	1,309
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	589	(26)	100	663
Net current period other comprehensive income (loss)	396	1,476	100	1,972
Ending Balance	$(3,845)	$778	$(1,112)	$(4,179)

Nine Months Ended September 30, 2016
Beginning Balance	$(3,704)	$105	$(1,315)	$(4,914)
Other comprehensive income (loss) before reclassification, net of tax	(1,086)	1,746	—	660
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	261	(75)	77	263
Net current period other comprehensive income (loss)	(825)	1,671	77	923
Ending Balance	$(4,529)	$1,776	$(1,238)	$(3,991)

The following were significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

					Affected Line Item
Details about Accumulated Other	Three Months Ended September 30,		Nine Months Ended September 30,		in the Statement Where
Comprehensive Income Components	2017	2016	2017	2016	Net Income is Presented
Unrealized losses on cash flow hedges	$109	$38	$322	$113	Interest expense - money market
	168	50	267	148	Interest expense - Federal Home Loan Bank advances
	$277	$88	$589	$261	Net of tax
Unrealized (gains) and losses on available for sale securities	$(9)	$4	$(42)	$(121)	Net (gain) loss on sale of securities
	3	(2)	16	46	Income tax expense (benefit)
	$(6)	$2	$(26)	$(75)	Net of tax
Unrealized losses on securities transferred to held to maturity	$79	$42	$162	$125	Interest income - securities
	(30)	(16)	(62)	(48)	Income tax benefit
	$49	$26	$100	$77	Net of tax

NOTE 6 – INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2017 was 25.5% and 9.1% compared to 33.1% and 32.7% for the three and nine months ended September 30, 2016.  In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions, including income tax consequences. In addition to other changes, the guidance changes the accounting for excess tax benefits and tax deficiencies from generally being recognized in additional paid-in capital to recognition as income tax expense or benefit in the period they occur. The Company adopted the new guidance in the first quarter of 2017. As a result, the Company’s income tax expense was reduced by $144,000 and $310,000 for the three and nine months ended September 30, 2017.

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

The following table sets forth outstanding financial instruments whose contract amounts represent credit risk as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	Contract or notional amount
	September 30, 2017	December 31, 2016
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$575,558	$508,990
Standby letters of credit	11,535	10,886
Total	$587,093	$519,876

The Company is party to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims as of September 30, 2017, will not have a material impact on the financial statements of the Company.

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

Interest Rate Swaps Designated as Cash Flow Hedges

Forward starting interest rate swaps with notional amounts totaling $20 million and $20 million as of September 30, 2017 and December 31, 2016, respectively, were designated as cash flow hedges of certain liabilities and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

Summary information about the interest-rate swaps designated as cash flow hedges was as follows (dollars in thousands):

	September 30, 2017	December 31, 2016
Notional amounts	$20,000	$20,000
Weighted average pay rates	3.54%	3.54%
Weighted average receive rates	3 month LIBOR	3 month LIBOR
Weighted average maturity	5.7 years	6.5 years
Fair value	$(1,658)	$(1,535)
Amount of unrealized loss recognized in accumulated other comprehensive income, net of tax	$(1,023)	$(947)

Pursuant to its interest rate swap agreements, the Company pledged collateral to the counterparties in the form of investment securities with a carrying value of $2.7 million at September 30, 2017. There was no collateral posted from the counterparties to the Company as of September 30, 2017. It is possible that the Company may need to post additional collateral in the future or that the counterparties may be required to post collateral to the Company in the future.

Other Interest Rate Swaps

The Company also enters into swaps to facilitate customer transactions and meet their financing needs.  Upon entering into these transactions the Company enters into offsetting positions with large U.S. financial institutions in order to minimize risk to the Company. A summary of the Company’s customer related interest rate swaps was as follows (dollars in thousands):

	September 30, 2017		December 31, 2016
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$46,021	$(250)	$41,254	$(460)
Pay variable/receive fixed swaps	46,021	250	41,254	460
Total	$92,042	$—	$82,508	$—

NOTE 9 – STOCK OPTIONS AND RESTRICTED SHARES

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

Following the formation of CapStar Financial Holdings, Inc. in 2016, and in connection with the Share Exchange, the outstanding awards of restricted stock and stock options under the CapStar Bank 2008 Stock Incentive Plan were exchanged for similar awards of restricted stock and stock options issued by CapStar Financial Holdings, Inc. under the CapStar Financial Holdings, Inc. Stock Incentive Plan, which the board of directors adopted in 2016. The Stock Incentive Plan provides for the grant of stock-based incentives, including stock options, restricted stock units, performance awards and restricted stock, to employees, directors and service providers that are subject to forfeiture until vesting conditions have been satisfied by the award recipient under the terms of the award.  The Plan reserved 1,569,475 shares of stock for issuance of stock incentives. Stock incentives include both restricted share and stock option grants.  Total shares issuable under the plan were 169,867 at September 30, 2017.

The Company has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock-based compensation expense before income taxes	$288	$212	$771	$643
Less: deferred tax benefit	(110)	(81)	(295)	(246)
Reduction of net income	$178	$131	$476	$397

Restricted Shares

Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The fair value of each restricted stock grant is based on valuations performed by independent consultants. The recipients have the right to vote and receive dividends but cannot sell, transfer, assign, pledge, hypothecate, or otherwise encumber the restricted stock until the shares have vested. Restricted shares fully vest on the third anniversary of the grant date.  A summary of the changes in the Company’s nonvested restricted shares for the nine months ended September 30, 2017 follows:

		Weighted
		Average
	Restricted	Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at beginning of period	199,641	$12.34
Granted	37,233	18.05
Vested	(58,921)	12.24
Forfeited	(3,600)	13.57
Nonvested at end of period	174,353	$13.56

As of September 30, 2017, there was $1.6 million of unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.9 years.  The total fair value of shares vested during the nine months ended September 30, 2017 and 2016 was $1.1 million and $0.5 million, respectively.

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

The fair value of options granted was determined using the following weighted average assumptions as of the grant date:

	2017	2016
Dividend yield	—	—
Expected term (in years)	—	7.48
Expected stock price volatility	—	17.20%
Risk-free interest rate	—	1.66%
Pre-vest forfeiture rate	—	10.25%

A summary of the activity in stock options for the nine months ended September 30, 2017 follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at beginning of period	1,006,000	$10.48
Granted	—	—
Exercised	(82,150)	10.00
Forfeited or expired	—	—
Outstanding at end of period	923,850	$10.52	2.5
Fully vested and expected to vest	918,437	$10.51	2.5
Exercisable at end of period	875,100	$10.43	2.2

Information related to stock options during each year follows:

	2017	2016
Intrinsic value of options exercised	$684,275	$—
Cash received from option exercises	821,500	—
Tax benefit realized from option exercises	263,446	—
Weighted average fair value of options granted	—	3.16

As of September 30, 2017, there was $0.1 million of unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.8 years.

NOTE 10 – REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by the Federal Reserve and the Bank is also subject to the regulatory capital requirements of the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that could, in that event, have a material adverse effect on the institutions’ financial statements. The relevant regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting principles. The capital classifications of the Company and the Bank are also subject to qualitative judgments by their regulators about components, risk weightings, and other factors. Those qualitative judgments could also affect the capital status of the Company and the Bank and the amount of dividends the Company and the Bank may distribute. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of September 30, 2017, the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

The Company’s and the Bank’s capital amounts and ratios as of September 30, 2017 and December 31, 2016 are presented in the following table (dollars in thousands).

	Actual		Minimum capital requirement (1)		Minimum to be well-capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2017:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$155,426	12.42%	$100,130	8.00%	N/A	N/A
CapStar Bank	141,843	11.33	100,118	8.00	$125,147	10.00
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	141,125	11.28	75,098	6.00	N/A	N/A
CapStar Bank	127,542	10.19	75,088	6.00	100,118	8.00
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	132,417	10.58	56,323	4.50	N/A	N/A
CapStar Bank	111,334	8.90	56,316	4.50	81,346	6.50
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	141,125	10.36	54,464	4.00	N/A	N/A
CapStar Bank	127,542	9.37	54,463	4.00	68,079	5.00

At December 31, 2016:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$149,616	12.60%	$95,028	8.00%	N/A	N/A
CapStar Bank	126,718	10.67	95,028	8.00	$118,785	10.00
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	137,909	11.61	71,271	6.00	N/A	N/A
CapStar Bank	115,011	9.68	71,271	6.00	95,028	8.00
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	129,528	10.90	53,453	4.50	N/A	N/A
CapStar Bank	99,130	8.35	53,453	4.50	77,210	6.50
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	137,909	10.46	52,727	4.00	N/A	N/A
CapStar Bank	115,011	8.72	52,727	4.00	65,909	5.00

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

NOTE 11 – EARNINGS PER SHARE

The following is a summary of the basic and diluted earnings per share calculation for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Basic net income per share calculation:
Numerator – Net income	$4,419	$2,109	$1,409	$6,169
Denominator – Average common shares outstanding	11,279,364	8,792,665	11,239,093	8,701,596
Basic net income per share	$0.39	$0.24	$0.13	$0.71
Diluted net income per share calculation:
Numerator – Net income	$4,419	$2,109	$1,409	$6,169
Denominator – Average common shares outstanding	11,279,364	8,792,665	11,239,093	8,701,596
Dilutive shares contingently issuable	1,471,059	2,006,871	1,518,998	1,981,380
Average diluted common shares outstanding	12,750,423	10,799,536	12,758,091	10,682,976
Diluted net income per share	$0.35	$0.20	$0.11	$0.58

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

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Appraisals may be adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and/or management’s expertise and knowledge of the collateral. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.  The Company had no other real estate owned at September 30, 2017 or December 31, 2016.

Loans Held For Sale: Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 2).  There were no loans held for sale carried at fair value at September 30, 2017 or December 31, 2016.

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair value measurements at September 30, 2017
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$11,299	$—	$11,299	$—
Obligations of states and political subdivisions	19,067	—	19,067	—
Mortgage-backed securities-residential	95,823	—	95,823	—
Asset-backed securities	20,411	—	20,411	—
Total securities available for sale	$146,600	$—	$146,600	$—
Derivatives:
Interest rate swaps - customer related	$352	$—	$352	$—
Liabilities:
Derivatives:
Interest rate swaps - customer related	$(352)	$—	$(352)	$—
Interest rate swaps - cash flow hedges	(1,658)	—	(1,658)	—
Total derivatives	$(2,010)	$—	$(2,010)	$—

	Fair value measurements at December 31, 2016
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available for sale:
U.S. government-sponsored agencies	$9,374	$—	$9,374	$—
Obligations of states and political subdivisions	27,913	—	27,913	—
Mortgage-backed securities-residential	124,595	—	124,595	—
Asset-backed securities	20,473	—	20,473	—
Total securities available for sale	$182,355	$—	$182,355	$—
Derivatives:
Interest rate swaps - customer related	$460	$—	$460	$—
Liabilities:
Derivatives:
Interest rate swaps - customer related	$(460)	$—	$(460)	$—
Interest rate swaps - cash flow hedges	(1,535)	—	(1,535)	—
Total derivatives	$(1,995)	$—	$(1,995)	$—

Assets measured at fair value on a nonrecurring basis are summarized below (dollars in thousands):

Fair value measurements at September 30, 2017
Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(level 1)	(level 2)	(level 3)
Assets:
Impaired loans:
Commercial and industrial	$1,432	—	—	1,432

Fair value measurements at December 31, 2016
Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(level 1)	(level 2)	(level 3)
Assets:
Impaired loans:
Commercial and industrial	$1,809	—	—	1,809

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis at September 30, 2017 and December 31, 2016 (dollars in thousands):

				Range
	Fair	Valuation		(Weighted-
September 30, 2017	Value	Technique(s)	Unobservable Input(s)	Average)
Impaired loans:
Commercial and industrial	$1,432	Sales comparison approach	Appraisal discounts	25%

				Range
	Fair	Valuation		(Weighted-
December 31, 2016	Value	Technique(s)	Unobservable Input(s)	Average)
Impaired loans:
Commercial and industrial	$1,809	Sales comparison approach	Appraisal discounts	25%

Fair Value of Financial Instruments

The carrying value and estimated fair values of the Bank’s financial instruments at September 30, 2017 and December 31, 2016 were as follows (dollars in thousands):

	September 30, 2017		December 31, 2016
	Carrying		Carrying		Fair value
	amount	Fair value	amount	Fair value	level of input
Financial assets:
Cash and due from banks, interest-bearing deposits in financial institutions	$69,789	$69,789	$63,456	$63,456	Level 1
Federal funds sold	—	—	16,654	16,654	Level 1
Securities available for sale	146,600	146,600	182,355	182,355	Level 2
Securities held to maturity	45,635	48,980	46,864	49,731	Level 2
Loans held for sale	53,225	54,407	42,111	42,302	Level 2
Restricted equity securities	8,799	N/A	6,032	N/A	N/A
Loans, net of unearned income	974,530	974,551	935,251	934,628	Level 3
Accrued interest receivable	3,849	3,849	3,942	3,942	Level 2
Bank owned life insurance	22,335	22,335	21,900	21,900	Level 2
Other assets	352	352	460	460	Level 2
Financial liabilities:
Deposits	1,091,495	1,050,801	1,128,723	1,088,758	Level 3
Federal Home Loan Bank advances	95,000	94,980	55,000	54,989	Level 2
Accrued interest payable	305	305	212	212	Level 2
Other liabilities	3,800	3,800	5,349	5,349	Level 3

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a)	Cash and Due from Banks, Interest-Bearing Deposits in Financial Institutions

For these short‑term instruments, the carrying amount is a reasonable estimate of fair value.

(b)	Federal Funds Sold

Federal funds sold clear on a daily basis. For this reason, the carrying amount is a reasonable estimate of fair value.

(c)	Restricted Equity Securities

It is not practical to determine the fair value of restricted securities due to restrictions placed on their transferability.

(d)	Loans, net

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our financial condition at September 30, 2017 and December 31, 2016 and our results of operations for the three and nine months ended September 30, 2017 and 2016.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere in this Report and our Annual Report on Form 10-K for the year ended December 31, 2016.  Annualized results for interim periods may not be indicative of results for the full year or future periods.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our current expectations.  Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Report and the sections entitled “Item 1A. Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” in our Annual Report on Form 10-K for the year ended December 31, 2016. We assume no obligation to update any of these forward-looking statements except to the extent required by applicable law.

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

Overview

We completed the first nine months of 2017 with net income of $1.4 million, a 77.2% decrease in net income from the comparable period of 2016. The decrease in our net income was primarily due to a higher provision for loan losses, resulting from $12.4 million of charged-off loans recognized during the first nine months of 2017. The decrease in our net income was partially offset by higher net interest income resulting from continued loan growth. Fully diluted net income per share of common stock for the first nine months of 2017 was $0.11, compared with $0.58 for the first nine months of 2016. Average loans for the first nine months of 2017 were $998.2 million, a 14.5% increase over the comparable period of 2016.  Average deposits for the first nine months of 2017 were $1.12 billion, a 2.9% increase over the comparable period of 2016.

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

Net interest income increased $3.1 million, or 10.8%, for the first nine months of 2017, compared with the same period in 2016. The positive effects of increased volume and yields on earning assets were partially offset by the negative effect of increasing deposit costs. Net interest margin increased to 3.18% for the first nine months of 2017, compared with 3.17% for the same period of 2016.

In response to an assessment of risk in the loan portfolio, including net loan growth and charge-offs, we recorded a $12.9 million provision for loan losses in the first nine months of 2017, compared with a $2.8 million provision in the first nine months of 2016. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for the inherent losses on outstanding loans.

Total non-interest income for the first nine months of 2017 was comparable with the same period in 2016, and comprised 18% of total revenues.

Total non-interest expense in the first nine months of 2017 increased $0.6 million, or 2.4%, compared with the same period in 2016. Our efficiency ratio in the first nine months of 2017 was 63.4% compared to 67.2% in the same period in 2016.

Our effective tax rate decreased to 9.1% for the first nine months of 2017 from 32.7% for the same period in 2016. The decrease in the effective tax rate is largely the result of the effectiveness of Accounting Standards Update (ASU) 2016-09, Compensation – Stock Compensation, which, among other things, amended existing guidance for the accounting of excess tax benefits from stock compensation.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. The ratio of tangible common equity to total tangible assets was 9.7% as of September 30, 2017, compared with 9.3% at December 31, 2016. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for details on reconciliations to the most directly comparable U.S. GAAP measures.

The following sections provide more details on subjects presented in this overview.

(a)	Results of Operations

The following is a summary of our results of operations:

			2017 - 2016			2017 - 2016
	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Increase	September 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
Interest income	$13,521	$11,875	13.9%	$38,390	$33,388	15.0%
Interest expense	2,678	1,749	53.1%	7,045	5,105	38.0%
Net interest income	10,843	10,126	7.1%	31,345	28,283	10.8%
Provision for loan losses	(195)	1,639	(111.9)%	12,900	2,759	367.6%
Net interest income after provision for loan losses	11,038	8,487	30.1%	18,445	25,524	(27.7)%
Noninterest income	3,372	3,191	5.7%	8,171	8,130	0.5%
Noninterest expense	8,475	8,527	(0.6)%	25,066	24,487	2.4%
Net income before income taxes	5,935	3,151	88.3%	1,550	9,167	(83.1)%
Income tax expense	1,516	1,042	45.5%	141	2,998	(95.3)%
Net income	$4,419	$2,109	109.5%	$1,409	$6,169	(77.2)%

Basic net income per share of common stock	$0.39	$0.24	63.3%	$0.13	$0.71	(82.3)%
Fully diluted net income per share of common stock	$0.35	$0.20	77.4%	$0.11	$0.58	(80.9)%

We recorded net income of $4.4 million for the third quarter of 2017, an increase of $2.3 million, or 109.5%, from net income of $2.1 million for the third quarter of 2016. Basic net income per share of common stock was $0.39 and $0.24 for the third quarter of 2017 and 2016, respectively. Fully diluted net income per share of common stock was $0.35 and $0.20 for the third quarter of 2017 and 2016, respectively. We recorded a negative $0.2 million provision for loan losses in the third quarter of 2017, compared with $1.6 million for the same period of 2016.

Annualized return on average assets and annualized return on average shareholders’ equity were 1.28% and 12.38%, respectively, for the third quarter of 2017, compared with 0.65% and 7.15%, respectively, for the same period in 2016.

Our net income of $1.4 million for the nine months ended September 30, 2017 represented a $4.8 million, or 77.2%, decrease from net income of $6.2 million for the comparable 2016 period. Basic net income per share was $0.13 for the first nine months of 2017, a decrease of 82.3% from the $0.71 for the first nine months of 2016. Net income per share on a diluted basis was $0.11 for the first nine months of 2017, a decrease of 80.9% from the $0.58 for the first nine months of 2016. We recorded a $12.9 million provision for loan losses in the first nine months of 2017, compared with $2.8 million in the same period of 2016.

Annualized return on average assets and annualized return on average stockholders’ equity were 0.14% and 1.33%, respectively, for the first nine months of 2017, compared with 0.66% and 7.25%, respectively, for the same period in 2016.

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

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$991,238	$11,375	4.55%	$918,302	$10,072	4.36%
Loans held for sale	67,886	720	4.21%	63,640	587	3.67%
Securities:
Taxable investment securities (2)	156,979	946	2.41%	170,382	858	2.01%
Investment securities exempt from federal income tax (3)	50,947	304	2.39%	48,081	291	2.42%
Total securities	207,926	1,250	2.40%	218,463	1,149	2.10%
Cash balances in other banks	49,151	169	1.36%	45,122	63	0.56%
Funds sold	1,711	7	1.67%	1,510	4	0.95%
Total interest-earning assets	1,317,912	13,521	4.07%	1,247,037	11,875	3.79%
Noninterest-earning assets	50,081			49,834
Total assets	$1,367,993			$1,296,871
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$291,250	635	0.87%	$303,727	404	0.53%
Savings and money market deposits	354,972	772	0.86%	437,827	689	0.63%
Time deposits	211,122	706	1.32%	203,240	546	1.07%
Total interest-bearing deposits	857,344	2,113	0.98%	944,794	1,639	0.69%
Borrowings and repurchase agreements	123,859	565	1.81%	34,946	110	1.25%
Total interest-bearing liabilities	981,203	2,678	1.08%	979,740	1,749	0.71%
Noninterest-bearing deposits	237,156			187,244
Total funding sources	1,218,359			1,166,984
Noninterest-bearing liabilities	8,078			12,497
Shareholders’ equity	141,556			117,390
Total liabilities and shareholders’ equity	$1,367,993			$1,296,871
Net interest spread (4)			2.99%			3.08%
Net interest income/margin (5)		$10,843	3.26%		$10,126	3.23%

(1)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)	Taxable investment securities include restricted equity securities.
(3)	Balances for investment securities exempt from federal income tax are not calculated on a tax equivalent basis.
(4)	Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by total average interest-earning assets and is presented in the table above on an annualized basis.

	For the Nine Months Ended September 30,
	2017			2016
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$998,247	$32,580	4.36%	$871,637	$28,252	4.33%
Loans held for sale	43,790	1,355	4.14%	45,564	1,280	3.75%
Securities:
Taxable investment securities (2)	170,810	3,098	2.42%	178,388	2,806	2.10%
Investment securities exempt from federal income tax (3)	53,230	944	2.36%	45,370	841	2.47%
Total securities	224,040	4,042	2.41%	223,758	3,647	2.17%
Cash balances in other banks	48,980	387	1.06%	49,430	197	0.53%
Funds sold	2,359	26	1.46%	2,053	12	0.79%
Total interest-earning assets	1,317,416	38,390	3.90%	1,192,442	33,388	3.74%
Noninterest-earning assets	49,873			49,550
Total assets	$1,367,289			$1,241,992
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$307,992	1,839	0.80%	$263,251	1,096	0.56%
Savings and money market deposits	389,425	2,360	0.81%	442,740	2,141	0.65%
Time deposits	193,436	1,750	1.21%	191,440	1,566	1.09%
Total interest-bearing deposits	890,853	5,949	0.89%	897,431	4,803	0.71%
Borrowings and repurchase agreements	100,221	1,096	1.46%	31,926	302	1.26%
Total interest-bearing liabilities	991,074	7,045	0.95%	929,357	5,105	0.73%
Noninterest-bearing deposits	225,623			187,058
Total funding sources	1,216,697			1,116,415
Noninterest-bearing liabilities	8,627			11,970
Shareholders’ equity	141,965			113,607
Total liabilities and shareholders’ equity	$1,367,289			$1,241,992
Net interest spread (4)			2.95%			3.01%
Net interest income/margin (5)		$31,345	3.18%		$28,283	3.17%

(1)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)	Taxable investment securities include restricted equity securities.
(3)	Balances for investment securities exempt from federal income tax are not calculated on a tax equivalent basis.
(4)	Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by total average interest-earning assets and is presented in the table above on an annualized basis.

Our net interest margin was 3.26% and 3.23% for the third quarter of 2017 and 2016, respectively.  For the nine months ended September 30, 2017 and 2016, our net interest margin was 3.18% and 3.17%, respectively.  The increase in net interest margin for both periods is primarily due to growth of our interest earning assets at a higher pace than our interest bearing liabilities.

For the third quarter of 2017 and 2016, average loan yields increased from 4.36% to 4.55% which was primarily driven by increases in short-term interest rate indexes affecting the variable rate portion of our loan portfolio, offset by competitive pricing pressures.  From September 30, 2016 to September 30, 2017, the LIBOR – 1 month interest rate increased from 0.53% to 1.23%.  Approximately 65% of our loan portfolio is variable in nature and indexed to 1 month LIBOR.  For the nine months ended September 30, 2017 and 2016, average loan yields increased from 4.33% to 4.36%. Average loans for the first nine months of 2017 increased 14.5% compared to the same period in 2016 as a result of our continued focus on attracting new clients to our Company.

For the third quarter of 2017 and 2016, average security yields increased from 2.10% to 2.40% and from 2.17% to 2.41% for the nine months ended September 30, 2016 and 2017, respectively, primarily due to increases in the LIBOR rate on the variable rate portion of our securities portfolio.  The resulting yield on average interest-earning assets increased 28 basis points for the third quarter of 2017 compared to the similar period in 2016 and 16 basis points for the nine months ended September 30, 2017 compared to the similar period of 2016.

We funded our growth in loans through an increase in our funding sources of 9.0% for the nine months ended September 30, 2017 compared to the similar period in 2016. For the first nine months of 2017, average interest-bearing liabilities increased $61.8 million, or 6.6%, from the same period in 2016. The average rate paid on interest-bearing liabilities was 0.95% for the first nine months of 2017, as compared to 0.73% for the same period in 2016. A portion of the increase was due to increases in the Fed Funds rate during the period. The Fed Funds rate increased from 0.50% at September 30, 2016 to 1.25% at September 30, 2017.  We passed along a portion of these rate increases to our clients.

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

At September 30, 2017, our EAR static simulation results indicated that our balance sheet is asset sensitive to parallel shifts in interest rates. This indicates that our assets generally reprice faster than our liabilities, which results in a favorable impact to net interest income when market interest rates increase. Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity and decay rates, and key rate drivers. Because of the inherent use of these estimates and assumptions in the model, our actual results may, and most likely will, differ from our static EAR results. In addition, static EAR results do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates or client behavior. For example, as part of our asset/liability management strategy, management has the ability to increase asset duration and/or decrease liability duration in order to reduce asset sensitivity, or to decrease asset duration and/or increase liability duration in order to increase asset sensitivity.

The following table illustrates the results of our EAR analysis to determine the extent to which our net interest income over the next 12 months would change if prevailing interest rates increased or decreased by the specified amounts.

Net interest income change
Increase 200bp	6.2%
Increase 100bp	2.7
Decrease 100bp	(8.8)
Decrease 200bp	(13.8)

Provision for Loan Losses

Our policy is to maintain an allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses, which is a charge to earnings, is decreased by charge-offs and increased by loan recoveries. Our allowance for loan losses as a percentage of total loans was 1.45% and 1.24% at September 30, 2017 and December 31, 2016, respectively.

The provision for loan losses amounted to $(0.2) million and $12.9 million, respectively, for the three and nine months ended September 30, 2017 compared to $1.6 million and $2.8 million, respectively, for the three and nine months ended September 30, 2016. Provision expense is impacted by the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs.

Provision expense increased for the nine months ended September 30, 2017 compared to the same period in 2016 due to increased charge-offs.  Charge-offs for the nine months ended September 30, 2017 were $12.4 million compared to $1.5 million for the same period in 2016.  These increases were caused primarily by deterioration in the credit quality of commercial and industrial loans to one borrower. In particular, during the second quarter of 2017 we charged-off the loans associated with this borrower because issues emerged which undermined our assessment that an expedient and positive outcome was possible.  This particular charge-off amounted to $11.0 million in the aggregate.  These loans experienced weakness due to the borrower’s declining financial condition, which led to falling values of the collateral securing these loans.  Our primary collateral for these loans are the enterprise value of the borrower as determined by an Asset Purchase Agreement that was subsequently withdrawn.  As the financial condition of the borrower deteriorated, ultimate repayment became increasingly difficult. We determined that timely repayment of these loans was unlikely and charged-off the loans.  As a result, our provision expense increased during the nine months ended September 30, 2017 compared to the similar period in 2016.

Our allowance for loan losses as a percentage of total loans increased from 1.24% at December 31, 2016 to 1.45% at September 30, 2017.  This increase was largely due to our assessment of risk inherent in the commercial and industrial loan portfolio generally related to macro-economic, geo-political conditions and, in particular, uncertainty in the healthcare industry. In addition, during the third quarter of 2017, we increased the look-back period, from which we calculate peer bank historical loss experience, from seven years to eight years.  Our look-back period is utilized to calculate peer historical loss experience, adjusted for current factors, to comprise the general component of the allowance for loan losses.  In the current economic environment, management believes the extension of the look-back period is necessary in order to capture sufficient loss observations to develop a reliable loss estimate of credit losses.  The extension of the historical look-back period to capture the historical loss experience of peer banks was applied to all classes and segments of our loan portfolio.  During the third quarter of 2017, we recovered approximately $1.86 million of the previous second quarter charge-off related to the non-performing borrower referenced in the previous paragraph, which reduced our need to take additional provision expense.

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at September 30, 2017. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, legislation and regulation, local real estate markets, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.  See our Annual Report on Form 10-K for the year ended December 31, 2016 “Notes to Consolidated Financial Statements — Note 1 — Summary of Significant Accounting Policies” and “Notes to Consolidated Financial Statements (Unaudited) — Note 3 — Loans and Allowance for Loan Losses” for additional information on our allowance for loan losses.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

			2017-2016			2017-2016
	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Increase	September 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
Noninterest income:
Treasury management and other deposit service charges	$427	$277	54.2%	$1,097	$805	36.2%
Loan commitment fees	223	329	(32.0)%	646	901	(28.3)%
Net gain (loss) on sale of securities	9	(4)	(319.8)%	42	121	(65.0)%
Tri-Net fees	367	—	100.0%	748	—	100.0%
Mortgage banking income	2,030	2,339	(13.2)%	4,617	5,342	(13.6)%
Other noninterest income	316	250	26.2%	1,021	961	6.2%
Total noninterest income	$3,372	$3,191	5.7%	$8,171	$8,130	0.5%

The increase in treasury management and other deposit service charges for the three and nine months ended September 30, 2017 compared to the same periods in 2016 are primarily related to increased analysis fees due to an increase in the volume of commercial accounts.

Loan commitment fees vary from period to period based on the timing of one-time, transaction related loan fees.

Tri-Net fees represent a new line of business, implemented in the fourth quarter of 2016, which originates and sells commercial real estate loans to third-party investors.  All of these loan sales transfer servicing rights to the buyer.

Mortgage banking income consists of mortgage fee income from the origination and sale of mortgage loans.  These mortgage fees are for loans that we originated and that are subsequently sold to third-party investors.  All of these loan sales transfer servicing rights to the buyer.  Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes.  Mortgage banking income decreased 13.2% and 13.6% for the three and nine months ended September 30, 2017, respectively, compared to the similar periods in 2016 due to declining volumes and margins on mortgage loans sold.

Noninterest Expense

Our total noninterest expense increase reflects expenses that we have incurred as we build the foundation to support our recent growth and enable us to execute our growth strategy. The following table presents the primary components of noninterest expense for the periods indicated.

			2017-2016			2017-2016
	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Increase	September 30,		Increase
	2017	2016	(Decrease)	2017	2016	(Decrease)
Noninterest expense:
Salaries and employee benefits	$5,119	$5,119	(0.0)%	$14,989	$15,275	(1.9)%
Data processing and software	709	627	13.0%	2,040	1,831	11.4%
Professional fees	336	391	(14.1)%	1,050	1,148	(8.5)%
Occupancy	531	352	51.0%	1,518	1,133	34.0%
Equipment	564	458	23.1%	1,604	1,301	23.3%
Regulatory fees	270	250	7.6%	877	742	18.2%
Other operating	946	1,330	(28.8)%	2,988	3,057	(2.3)%
Total noninterest expense	$8,475	$8,527	(0.6)%	$25,066	$24,487	2.4%

The largest increase between periods within noninterest expense was related to a new lease of our corporate headquarters which we moved into in the first quarter of 2017.  This new lease resulted in an increase in occupancy expense of 51.0% and 34.0% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016.

Salaries and employee benefits was flat and declined 1.9% for the three and nine months ended September 30, 2017, respectively, compared to the similar periods in 2016 primarily due to reduced incentive compensation for the 2017 periods.

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

Other operating expenses for the third quarter of 2017 decreased 28.8% from the similar 2016 period primarily due to decreased contingent consideration expenses associated with our mortgage line of business.  As mortgage origination volumes differ from our original estimates the resulting difference in contingent consideration is recorded in other noninterest expense.  For the nine months ended September 30, 2017 compared to the similar period in 2016, the lower contingent consideration expense was offset by increased expenses related to one non-performing borrower, resulting in a 2.3% decrease of other operating expenses.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 59.6% for the three months ended September 30, 2017 compared to 64.0% for the same period 2016.  For the nine months ended September 30, 2017 and 2016, our efficiency ratio was 63.4% and 67.2%, respectively. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio for both periods was positively impacted by growth in our net interest income that outpaced increases in our expenses.  For the nine months ended September 30, 2017, our revenue (net interest income plus noninterest income) grew at rate of approximately 3.6 times our noninterest expense.

Income Tax Provision

During the three and nine months ended September 30, 2017, we recorded income tax expense of $1.5 million and $0.1 million, respectively, compared to $1.0 million and $3.0 million, respectively, for the three and nine months ended September 30, 2016. Our income tax expense for the nine months ended September 30, 2017 reflects an effective income tax rate of 9.1% compared to 32.7% for the same period in 2016.  Our effective tax rate differs from the statutory tax rate by our investments in municipal securities, company owned life insurance, state tax credits, net of the effect of certain non-deductible expenses and the recognition of excess tax benefits related to stock compensation.  In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions, including income tax consequences. In addition to other changes, the guidance changes the accounting for excess tax benefits and tax deficiencies from generally being recognized in additional paid-in capital to recognition as income tax expense or benefit in the period they occur. The Company adopted the new guidance in the first quarter of 2017. As a result, the Company’s income tax expense was reduced by $310,000 for the nine months ended September 30, 2017.

(b)	Financial Condition

Balance Sheet

Total assets increased $4.9 million, or 0.4%, from $1.33 billion on December 31, 2016 to $1.34 billion on September 30, 2017. Loans and leases grew $39.3 million, or 4.2%, in the first nine months of 2017, offset by a decrease in cash of $10.3 million, or 12.9% for the same period. Securities decreased $35.8 million, or 19.6% as we sold out of lower yielding securities to fund loan growth.  Loans held for sale increased $11.1 million, or 26.4%, during the first nine months of 2017 as we implemented a new line of business related to originating and selling commercial real estate loans.

Total liabilities were $1.19 billion on December 31, 2016 and on September 30, 2017. Deposits decreased $37.2 million, or 3.3%, due primarily to decreases in our correspondent banking deposits.  We increased our Federal Home Loan Bank advances $40.0 million during the first nine months of 2017 to help fund our loan growth and declining deposits. Other liabilities decreased $3.0 million, or 28.3%, largely due to the scheduled payout of incentives and the earn-out related contingent liability.

Loans and Leases

The composition of loans and leases at September 30, 2017 and December 31, 2016 and the percentage of each classification to total loans are summarized as follows:

	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
Commercial real estate	$366,778	37.6%	$302,322	32.3%
Consumer real estate	100,811	10.3%	97,015	10.4%
Construction and land development	79,951	8.2%	94,491	10.1%
Commercial and industrial	394,600	40.5%	379,620	40.5%
Consumer	6,289	0.6%	5,974	0.6%
Other	26,460	2.7%	56,796	6.1%
Total loans	$974,889	100.0%	$936,218	100.0%

At September 30, 2017, our loan portfolio composition remained relatively consistent with the composition at December 31, 2016. The commercial real estate category includes owner-occupied commercial real estate loans which is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. At September 30, 2017, approximately 28.1% of the outstanding principal balance of our commercial real estate loans was secured by owner-occupied properties. Growth in the commercial real estate segment reflects the growth and development of the Nashville MSA in which we operate.

Non-Performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

(Dollars in thousands)	September 30, 2017	December 31, 2016
Non-accrual loans	$3,165	$3,619
Troubled debt restructurings	1,222	1,272
Loans past due 90 days or more and still accruing	27	—

Non-performing loans	3,165	3,619
Foreclosed real estate	—	—
Non-performing assets	$3,165	$3,619
Non-performing loans as a percentage of total loans	0.32%	0.39%
Non-performing assets as a percentage of total assets	0.24%	0.27%

The following table sets forth the major classifications of non-accrual loans:

	September 30, 2017	December 31, 2016
Commercial real estate	$1,233	$1,310
Consumer real estate	—	—
Construction and land development	—	—
Commercial and industrial	1,932	2,309
Consumer	—	—
Other	—	—
Total loans	$3,165	$3,619

(c)	Liquidity

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

The role of liquidity management is to ensure funds are available to meet depositors’ withdrawal and borrowers’ credit demands while at the same time optimizing financial results within our corporate guidelines. This is accomplished by balancing changes in demand for funds with changes in the supply of those funds. Liquidity is provided by short-term liquid assets that can be converted to cash, investment securities available-for-sale, various lines of credit available to us, and the ability to attract funds from external sources, principally deposits.

Our most liquid assets are comprised of cash and due from banks, available-for-sale marketable investment securities and federal funds sold. The fair value of the available-for-sale investment portfolio was $146.6 million at September 30, 2017. We pledge portions of our investment securities portfolio to secure public fund deposits, derivative positions and Federal Home Loan Bank advances. At September 30, 2017, total investment securities pledged for these purposes comprised 65% of the estimated fair value of the entire investment portfolio, leaving $68.5 million of unpledged securities.

We have a large base of non-maturity customer deposits, defined as demand, savings, and money market deposit accounts. At September 30, 2017, such deposits totaled $892.2 million and represented 82% of our total deposits. Because these deposits are less volatile and are often tied to other products through long lasting relationships they do not put heavy pressure on liquidity.

Other sources of funds available to meet daily needs include FHLB advances. As a member of the FHLB of Cincinnati, the Company has access to credit products offered by the FHLB. The Company views these borrowings as a low cost alternative to other time deposits. At September 30, 2017, available credit from the FHLB totaled $108.0 million. Additionally, we had available federal funds purchased lines with correspondent banks totaling $110.0 million at September 30, 2017.

The principal source of cash for CapStar Financial Holdings, Inc. (the “Parent Company”) is dividends paid to it as the sole shareholder of the Bank. At September 30, 2017, the Bank was able to pay up to $19.2 million in dividends to the Parent Company without regulatory approval subject to the ongoing capital requirements of the Bank.

Accordingly, management believes that our funding sources are at sufficient levels to satisfy our short-term and long-term liquidity needs.

(d)	Capital Resources

At September 30, 2017, shareholders’ equity totaled $144.2 million, an increase of $5.0 million since December 31, 2016. Accordingly, as of September 30, 2017, the Company and the Bank were well-capitalized under the regulatory framework for prompt corrective action.  See the Consolidated Statement of Changes in Shareholders’ Equity and Note 10 of the consolidated financial statements for further detail of the changes in equity since the end of 2016.

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

(dollars in thousands, except per share data)	September 30, 2017	December 31, 2016
Total equity	$144,204	$139,207
Less core deposit intangible	(33)	(71)
Less goodwill	(6,219)	(6,219)
Less preferred equity	(9,000)	(9,000)
Tangible common equity	$128,952	$123,917
Total assets	$1,338,559	$1,333,675
Less core deposit intangible	(33)	(71)
Less goodwill	(6,219)	(6,219)
Total tangible assets	$1,332,307	$1,327,385
Total shareholders' equity to total assets	10.77%	10.44%
Tangible common equity ratio	9.68%	9.34%
Total shares of common stock outstanding	11,346,498	11,204,515
Book value per share of common stock	$11.92	$11.62
Tangible book value per share of common stock	11.36	11.06

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

ASU 2017-12, Derivatives and Hedging:  Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB amended the requirements of the Derivatives and Hedging Topic of the Accounting Standards Codification to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments will be effective for the Company for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

Unregistered Sales of Equity Securities

The following table shows information relating to the repurchase of shares of common stock by the Company during the three months ended September 30, 2017.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
July 1 - July 31	1,236	$18.15	—	—
August 1 - August 31	543	17.17	—	—
September 1 - September 30	1,428	17.32	—	—
Total	3,207	$17.61	—	—

_____________________________________________

(1)	Activity represents shares of stock withheld to pay taxes due upon vesting of restricted shares and exercise of stock options.

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

CAPSTAR FINANCIAL HOLDINGS, INC.

By:	/s/ Robert B. Anderson
Robert B. Anderson
Chief Financial Officer and Chief Administrative Officer

Date:	October 18, 2017