Form 10-K
period 2017-12-31
CapStar Financial Holdings, Inc.
filed 2018-03-08
CIK 1676479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

Commission File Number 001-37886

CAPSTAR FINANCIAL HOLDINGS, INC.

(Exact name of Registrant as specified in its Charter)

Tennessee	81-1527911
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1201 Demonbreun Street, Suite 700 Nashville, Tennessee	37203
(Address of principal executive office)	(zip code)

(615) 732-6400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name on Exchange on which Registered:
Common Stock, par value $1.00 per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒NO ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES ☒NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐(Do not check if a small reporting company)	Small reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $199,313,424, based on the closing sales price of $17.74 per share as reported on the Nasdaq Global Select Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of February 26, 2018
Common Stock, par value $1.00 per share	11,560,593
Non-voting Common Stock, par value $1.00 per share	132,561

Portions of the Registrant’s Definitive Proxy Statement relating to the 2018 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

TERMINOLOGY

Unless this Annual Report on Form 10-K (this “Report”) indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” ”Company,” ”CapStar,” “CapStar Financial,” as used herein refer to CapStar Financial Holdings, Inc., and its subsidiary, CapStar Bank, which we sometimes refer to as “our bank subsidiary,” “the bank” or “our bank”.  References herein to the fiscal years 2013, 2014, 2015, 2016 and 2017 mean our fiscal years ended December 31, 2013, 2014, 2015, 2016, and 2017, respectively.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “projection,” “forecast,” “goal,” “target,” “would,” and “outlook,” or the negative version of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based upon current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that such expectations, estimates and projections will be achieved. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict and that are beyond our control. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

Economic conditions (including interest rate environment, government economic and monetary policies, the strength of global financial markets and inflation and deflation) that impact the financial services industry as a whole and/or our business; the concentration of our business in the Nashville metropolitan statistical area (“MSA”) and the effect of changes in the economic, political and environmental conditions on this market; increased competition in the financial services industry, locally, regionally or nationally, which may adversely affect pricing and the other terms offered to our clients; our dependence on our management team and board of directors and changes in our management and board composition; our reputation in the community; our ability to execute our strategy and to achieve loan and deposit growth through organic growth and strategic acquisitions; credit risks related to the size of our borrowers and our ability to adequately assess and limit our credit risk; our concentration of large loans to a small number of borrowers; the significant portion of our loan portfolio that originated during the past two years and therefore may less reliably predict future collectability than older loans; the adequacy of reserves (including our allowance for loan losses) and the appropriateness of our methodology for calculating such reserves; adverse trends in the healthcare service industry, which is an integral component of our market’s economy; our management of risks inherent in our commercial real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of our collateral and our ability to sell collateral upon any foreclosure; governmental legislation and regulation, including changes in the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act of 2010, as amended, the Tax Cuts and Jobs Act of 2017, as amended, Basel guidelines, capital requirements, accounting regulation or standards and other applicable laws and regulations; the loss of large depositor relationships, which could force us to fund our business through more expensive and less stable sources; operational and liquidity risks associated with our business, including liquidity risks inherent in correspondent banking; volatility in interest rates and our overall management of interest rate risk, including managing the sensitivity of our interest-earning assets and interest-bearing liabilities to interest rates, and the impact to our earnings from a change in interest rates; the potential for our Bank’s regulatory lending limits and other factors related to our size to restrict our growth and prevent us from effectively implementing our business strategy; strategic acquisitions we may undertake to achieve our goals; the sufficiency of our capital, including sources of capital and the extent to which we may be required to raise additional capital to meet our goals; fluctuations to the fair value of our investment securities that are beyond our control; deterioration in the fiscal position of the U.S. government and downgrades in Treasury and federal

ii

agency securities; potential exposure to fraud, negligence, computer theft and cyber-crime; the adequacy of our risk management framework; our dependence on our information technology and telecommunications systems and the potential for any systems failures or interruptions; our dependence upon outside third parties for the processing and handling of our records and data; our ability to adapt to technological change; the financial soundness of other financial institutions; our exposure to environmental liability risk associated with our lending activities; our engagement in derivative transactions; our involvement from time to time in legal proceedings and examinations and remedial actions by regulators; the susceptibility of our market to natural disasters and acts of God; and the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting.

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

MARKET DATA

Market data used in this Report has been obtained from government and independent industry sources and publications available to the public, sometimes with a subscription fee, as well as from research reports prepared for other purposes. Industry publications and surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. The Company did not commission the preparation of any of the sources or publications referred to in this Report. The Company has not independently verified the data obtained from these sources, and, although the Company believes such data to be reliable as of the dates presented, it could prove to be inaccurate. Forward-looking information obtained from these sources is subject to the same qualifications and the additional uncertainties regarding the other forward-looking statements in this Report.

iii

PART I

ITEM 1.  BUSINESS

OVERVIEW

CapStar Financial Holdings, Inc. is a bank holding company that is headquartered in Nashville, Tennessee and that operates primarily through its wholly owned subsidiary, CapStar Bank, a Tennessee-chartered state bank.  CapStar Bank was incorporated in the State of Tennessee in 2007 and acquired a state charter in 2008 which was accomplished through a de novo application with the Tennessee Department of Financial Institutions (“TDFI”) and the Federal Reserve Bank of Atlanta. Upon approval of its charter, CapStar Bank opened for business to the public on July 14, 2008. CapStar Financial Holdings, Inc. was incorporated in 2015 and, on February 5, 2016, completed a share exchange with CapStar Bank’s shareholders that resulted in CapStar Bank becoming a wholly owned subsidiary of the Company.

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

As of December 31, 2017, on a consolidated basis, we had total assets of $1.3 billion, total deposits of $1.1 billion, total net loans of $934 million, and shareholders’ equity of $147 million.

Core Operating Principles

We operate our business in conformity with our core principles which are, in order of priority:

•

Soundness - We strive to engage in safe and sound banking practices that preserve the asset quality of our balance sheet and protect our deposit base and ensure we maintain capital levels that are considered above “well capitalized” according to regulatory standards.

•	Profitability - We continuously seek to improve our core profits by growing our revenue faster than our expenses in order to increase net income and improve our profitability metrics.
•	Strategic Growth - We seek to grow our total loans and deposits by leveraging our operating platform to facilitate organic and acquisitive growth.

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

Our Products and Services

Loans

General Through our bank, we offer a broad range of commercial lending products to small and medium sized businesses, the owners and operators of our business clients and other high net worth individuals. Our strategy is to maintain a broadly diversified loan portfolio in terms of type of loan product and type of client and industries in which our business clients are engaged.

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

Our consumer lending products include residential first mortgage loans which are typically thereafter sold on the secondary market. We offer second mortgage home equity mortgage loans and other consumer related loans such as loans for automobile or other recreational vehicles, which we maintain on the Bank’s balance sheet. Additionally, we offer lines of credit to facilitate investment opportunities for consumer clients whose financial characteristics support the request.

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

Underwriting Disciplined underwriting is the foundation of our credit culture. We strive to adhere to thorough underwriting standards and deliver customized and creative loan solutions in a responsive and timely manner.

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

Concentrations  We are a relationship-oriented, rather than a transaction-based, lender.  Accordingly, substantially all of our loans have been made to borrowers located or operating in the Nashville MSA. As of December 31, 2017, approximately 85% of the loans in our loan portfolio (measured by dollar amount) were made to borrowers who live or conduct business in the Nashville MSA, and a substantial portion of those loans are considered commercial and industrial loans (including loans to businesses operating in the healthcare industry), commercial real estate loans (including owner-occupied and non-owner occupied real estate), mortgage loans and construction loans. As such, a substantial majority of our loan portfolio is dependent upon the economic environment of the Nashville MSA. We do have a limited number of loans secured by properties located outside of the Nashville MSA, most of which are made to borrowers who are well-known to us because they are headquartered or reside within the Nashville MSA.

In addition, we employ appropriate limits on our overall loan portfolio and requirements with respect to certain types of lending. As a general practice, we operate with an internal guideline limiting loans to any single borrowing relationship to a tiered amount based upon our internal risk rating. Many of our loans have been made to a small number of borrowers, resulting in a concentration of large loans to certain borrowers. As of December 31, 2017, our 25 largest borrowing relationships accounted for approximately 23% of our total loan portfolio.

Credit Risk Management  Managing credit risk is a process that involves the entire Company. Our strategy for credit risk management includes the disciplined underwriting process described above, adherence to prudent standards, and ongoing risk monitoring and review processes for all loan exposures. Our Chief Credit Officer provides bank-wide credit oversight and regularly reviews the loan portfolio to ensure that the risk identification processes are functioning properly and that our credit standards are followed. We periodically submit ourselves to review by independent third parties to validate our internal oversight. We strive to identify potential problem loans early in an effort to aggressively seek resolution of these situations before the loans become a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for probable loan losses inherent in the loan portfolio.

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

Deposits

Core deposits are our principal source of funds for use in lending and other general banking purposes. We solicit core deposits through our relationship-driven team of dedicated and accessible bankers and through relationship-focused marketing. We provide a full range of deposit products and services, including demand deposits, interest-bearing transaction accounts, money market accounts, time and savings deposits, certificates of deposit and CDARS® reciprocal products. Other than deposits obtained through the CDARS program, we do not rely on brokered deposits as a meaningful source of funding.

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

Correspondent Banking

We provide correspondent banking services to community banks located in the State of Tennessee.  Services we offer include settlement, Fed Funds lines of credit, depository products, wire transfer services, bank holding company loans and loan participations on larger commercial and commercial real estate exposures.  Correspondent banking loans and deposits comprised approximately $22.8 million of our total loans and $153.0 million of our total deposits as of December 31, 2017. We include the amount of total loans and total deposits from our correspondent banking line of business in the amounts of our total loans and total deposits for our commercial and industrial line of business. Loans made to community banks operating in the correspondent banking line of business comprised 6% of commercial and industrial loans as of December 31, 2017. Deposits from community banks operating in the correspondent banking line of business comprised 14% of total deposits as of December 31, 2017.

Correspondent banking provides a valuable funding source for the bank. In 2013 management identified a void in the correspondent banking market due to the instability of larger correspondent banks. Other factors leading to the expansion of correspondent banking included a need to diversify our funding base, the desire by many community banks to do business with a Tennessee-based correspondent bank, the ability to recruit well-known and respected talent for business development and risk management, and the ability to license a low cost proprietary settlement platform.

Mortgage Banking

Our mortgage banking line of business generated $440.1 million in mortgage loan originations for the year ended December 31, 2017. Mortgage loans are typically sold in the secondary market and are underwritten by the investor. This line of business has provided the bank a source of noninterest income and referrals for other banking services including home equity lines of credit and deposit products.

Other Services

Given client demand for increased convenience and account access, we offer a range of products and services, including 24-hour telephone and online banking, direct deposit, mobile banking, safe deposit boxes, remote deposit and cash management services for individuals and small and medium sized business. We also participate in a shared network of automated teller machines and a debit card system that our customers are able to use throughout Tennessee and other regions. In many cases, we reimburse our customer for any ATM fees that may be charged to the customer.

Competition

The financial services industry is highly competitive. The Nashville MSA banking market consisted of 64 financial institutions with over $57 billion in deposits as of June 30, 2017. We held the number 11 deposit market share position at June 30, 2017 with 2.0% of the deposit market share. We compete for loans, deposits, and financial services in the Nashville MSA. We compete directly with other bank and nonbank institutions located within our market area, Internet-based banks, out-of-market banks, and bank holding companies that advertise in or otherwise serve our market area, along with money market and mutual funds, brokerage houses, mortgage companies, and insurance companies or other commercial entities that offer financial services products. Competition involves efforts to retain current clients, obtain new loans and deposits, increase the scope and type of services offered, and offer competitive interest rates paid on deposits and charged on loans. Many of our competitors enjoy competitive advantages, including greater financial resources, a wider geographic presence, more accessible branch office locations, the ability to offer additional services, more favorable pricing alternatives, and lower origination and operating costs. Some of our competitors have been in business for a long time and have an established client base and name recognition. We believe that our experienced leadership, efficient and scalable operating model, personalized service and emphasis on attracting core deposits from our other product offerings enable us to effectively compete in the communities in which we operate.

Information and Technology

We continually adapt to the changing technological needs and wants of our clients by investing in our electronic banking platform. We use a combination of online and mobile banking channels to attract and retain clients and expand the convenience of banking with us.  In most cases, our clients can initiate banking transactions from the convenience of their personal computer or smart phone, reducing the number of in-branch visits necessary to conduct routine banking transactions. The remote transactions available to our clients include remote image deposit, bill payment, external and internal transfers, ACH origination and wire transfer. We believe that our investments in technology and innovation are consistent with our clients’ needs and will support future migration of our clients’ transactions to these and other developing electronic banking channels.

Employees

As of December 31, 2017, we had 175 total employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

SUPERVISION AND REGULATION

General

Insured banks, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance and that of our subsidiaries may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the TDFI, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”) and the Consumer Financial Protection Bureau (“CFPB”). Furthermore, tax laws administered by the Internal Revenue Service (“IRS”) and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the Securities and Exchange Commission (“SEC”) and state securities authorities, anti-money laundering laws enforced by the U.S. Department of the Treasury and mortgage related rules, including with respect to loan securitization and servicing by the U.S. Department of Housing and Urban Development and agencies such as Ginnie Mae and Freddie Mac, have an impact on our business. The effect of these statutes, regulations, regulatory policies and rules are significant to our operations and results and those of our bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of insured banks, their holding companies and affiliates that is intended primarily for the protection of the depositors of banks, rather than their shareholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and enter into acquisitions with other companies, dealings with insiders and affiliates and the payment of dividends.

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

Additionally, the BHC Act provides that the Federal Reserve may not approve any of the above transactions if such transaction would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources includes a focus on capital adequacy, which is discussed in the section titled “Bank Regulation and Supervision—Capital Adequacy.” The Federal Reserve also considers the effectiveness of the institutions in combating money laundering, including a review of the anti-money laundering program of the acquiring bank holding company and the anti-money laundering compliance records of a bank to be acquired as part of the transaction. Finally, the Federal Reserve takes into consideration the extent to which the proposed transaction would result in greater or more concentrated risks to the stability of the U.S. banking or financial system.

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

Change in Bank Control

Subject to various exceptions, the BHC Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Under a rebuttable presumption established by the Federal Reserve pursuant to the Change in Bank Control Act, the acquisition of 10% or more of a class of voting stock of a bank holding company would constitute acquisition of “control” of the bank holding company if no other person will own, control, or hold the power to vote a greater percentage of that class of voting stock immediately after the transaction or the bank holding company has registered securities under the Exchange Act. In addition, any person or group of persons acting in concert must obtain the approval of the Federal Reserve under the BHC Act before acquiring 25% (or 5% in the case of an acquirer that is already a bank holding company) or more of the outstanding voting stock of a bank holding company, the right to control in any manner the election of a majority of the company’s directors, or otherwise obtaining control or a “controlling influence” over the bank holding company.

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

Branching

Under current Tennessee law, our bank may open branch offices throughout Tennessee with the prior approval of, or prior notice to, the TDFI and the Federal Reserve. In addition, with prior regulatory approval, our bank may acquire branches of existing banks located in Tennessee. Under federal law, our bank may establish branch offices with the prior approval of the Federal Reserve. While prior law imposed various limits on the ability of banks to establish new branches in states other than their home state, the Dodd-Frank Act allows a bank to branch into a new state by setting up a new branch if, under the laws of the state in which the branch is to be located, a state bank chartered by that state would be permitted to establish the branch. This makes it much simpler for banks to open de novo branches in other states.

FDIC Insurance and Other Assessments

The Bank pays deposit insurance assessments to the Deposit Insurance Fund, which is determined through a risk-based assessment system. The Bank’s deposit accounts are currently insured by the Deposit Insurance Fund, generally up to a maximum of $250,000 per separately insured depositor. The Bank pays assessments to the FDIC for such deposit insurance. Under the current assessment system, the FDIC assigns an institution to a risk category based on the institution’s most recent supervisory and capital evaluations, which are designed to measure risk. Under the FDIA, the FDIC may terminate a bank’s deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, agreement or condition imposed by the FDIC.

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, or FICO, a federal government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund. FICO assessments are set quarterly and the assessment rate was 0.560 (annual) basis points in the first quarter of 2017 and 0.540 basis points during the second, third and fourth quarters of 2017.  These assessments will continue until the FICO bonds mature in 2018 through 2019.

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking agencies will evaluate the record of each financial institution in meeting the needs of its local community, including low- and moderate-income neighborhoods. Our bank’s record of performance under the CRA is publicly available. A bank’s CRA performance is also considered in evaluating applications seeking approval for mergers, acquisitions, and new offices or facilities. Failure to adequately meet these criteria could result in additional requirements and limitations being imposed on the bank. Additionally, we must publicly disclose the terms of certain CRA-related agreements. At December 31, 2017 the Bank had a CRA rating of “Satisfactory.”

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

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) establishes a system of “prompt corrective action” (“PCA”) to resolve the problems of undercapitalized insured depository institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into which all insured depository institutions are placed. The federal banking agencies have specified by regulation the relevant capital thresholds and other qualitative requirements for each of those categories. For an insured depository institution to be “well capitalized” under the PCA framework, it must have a common equity Tier 1 capital ratio of 6.5%, Tier 1 capital ratio of 8.0%, a total capital ratio of 10.0%, and a leverage ratio of 5.0%, and must not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by its primary federal regulator to meet and maintain a specific capital level for any capital measure. At December 31, 2017, our bank qualified for the well capitalized category.

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

The TDFI also regulates our bank’s dividend payments. Under Tennessee law, a state-chartered bank may not pay a dividend without prior approval of the Commissioner of the TDFI if the total of all dividends declared by its board of directors in any calendar year will exceed (i) the total of its retained net income for that year, plus (ii) its retained net income for the preceding two years.

Our bank’s payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under FDICIA, a depository institution may not pay any dividends if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements providing that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Restrictions on Transactions with Affiliates and Insiders

Our bank is subject to Section 23A of the Federal Reserve Act, which places limits on the amount of the bank’s transactions with its affiliates.

Subject to various exceptions, the total amount of the bank’s transactions with affiliates is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, transactions with affiliates also must meet specified collateral requirements and safety and soundness requirements. Our bank must also comply with provisions prohibiting the acquisition of low-quality assets from an affiliate.

Our bank is also subject to Section 23B of the Federal Reserve Act, which, among other things, prohibits a bank from engaging in transactions with affiliates, as well as other types of transactions set forth in Section 23B, unless the transactions are on terms substantially the same, or at least as favorable to the bank, as those prevailing at the time for comparable transactions with nonaffiliated companies.

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

Commercial Real Estate Concentration Limits

In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate, or CRE, loans. In addition, in December 2015, the federal bank agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. As of December 31, 2017, our bank’s total CRE loans represented 245% of its capital, thus falling beneath the 300% target.

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

U.S. Tax Reform

On December 22, 2017, Public Law 115-97, informally referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted into law. The Tax Reform Act provides for significant changes to the U.S. tax code that impact businesses. Effective January 1, 2018, the Tax Reform Act reduces the U.S. federal tax rate for corporations from 35% to 21% for U.S. taxable income and requires a one-time remeasurement of deferred taxes to reflect their value at a lower tax rate of 21%. The Tax Reform Act includes other changes, including, but not limited to, a limitation of the deduction for net operating losses, elimination of net operating loss carrybacks, immediate deductions for certain new investments instead of deductions for depreciation expense over time, additional limitations on the deductibility of executive compensation and limitations on the deductibility of interest. As a result of the Tax Reform Act, we recorded a $3.56 million increase in income tax expense for 2017. The effects of the Tax Reform Act on the Company are still being evaluated.

AVAILABLE INFORMATION

We file reports with the SEC including Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements, as well as any amendments to those reports. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are also accessible at no cost on our website at http://www.ir.capstarbank.com after they are electronically filed with the SEC. Reference to our website does not constitute incorporation by reference of the information contained on the website and should not be considered part of this Report.

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

Some statements in the following risk factors constitute forward-looking statements. Please refer to the section entitled “Cautionary Note Regarding Forward-Looking Statements” at the beginning of this Report.

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

Unlike with many of our larger competitors that maintain significant operations located outside our market area, substantially all of our clients are individuals and businesses located and doing business in the Nashville MSA. As of December 31, 2017, approximately 85% of the loans in our loan portfolio (measured by dollar amount) were made to borrowers who live or conduct business in the Nashville MSA. Therefore, our success will depend upon the general economic conditions in this area, which we cannot predict with certainty. As a result, our operations and profitability may be more adversely affected by a local economic downturn in the Nashville MSA than those of larger, more geographically diverse competitors. For example, the Nashville economy is particularly sensitive to changes in the healthcare service, music and entertainment and hospitality and tourism industries, among others. A downturn in these industries or in the local economy generally could make it more difficult for our borrowers to repay their loans and may lead to loan losses that are not offset by operations in other markets; it may also reduce the ability of depositors to make or maintain deposits with us. For these reasons, any regional or local economic downturn that affects the state of Tennessee generally and the Nashville MSA specifically, or existing or prospective borrowers or depositors in the Nashville MSA could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

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

We target small and medium sized businesses as loan clients. Because of their size, these borrowers may be less able to withstand competitive, economic or financial pressures than larger borrowers in periods of economic weakness. If loan losses occur at a level where the allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

Our concentration of large loans to a limited number of borrowers may increase our credit risk.

Our growth over the last several years has been partially attributable to our ability to originate and retain large loans. In addition to regulatory limits to which our bank is subject, we have established an internal policy limiting loans to one borrower, principal or guarantor based on “total exposure,” which represents the aggregate exposure of economically related borrowers for approval purposes; loans in excess of our internal limit require acknowledgment by our bank’s full board of directors. Many of these loans have been made to a small number of borrowers, resulting in a concentration of large loans to certain borrowers. As of December 31, 2017, our 25 largest borrowing relationships accounted for approximately 23% of our total loan portfolio. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce or death, our non-accrual loans and our allowance for loan losses could increase significantly, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

Lack of seasoning of our loan portfolio could increase risk of credit defaults in the future.

As a result of our growth over the past several years, as of December 31, 2017, approximately 58% of our loan portfolio had been originated since December 31, 2015, including new originations and renewals. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because a large portion of our portfolio is relatively new, the current level of delinquencies and defaults may not represent the level of delinquencies and defaults that could occur as the portfolio becomes more seasoned and may not serve as a reliable basis for predicting the health and nature of our loan portfolio. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of our loan portfolio. If delinquencies and defaults increase, we may be required to increase our allowance for loan losses, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

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

Repayment of our leveraged loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

Our leveraged loans are primarily commercial in nature and often contained within our healthcare portfolio.  Frequently, these loans have a secondary source of repayment that is directly correlated with the primary source of repayment. Leveraged borrowers may have a diminished ability to adjust to unexpected events and changes in business conditions because of a higher ratio of liabilities to capital, and in some cases, reliance is placed on enterprise value as a secondary source of repayment. The repayment of leveraged loans depends primarily on the cash flow and credit worthiness of the borrower and on enterprise value as a secondary source of repayment.

Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio.

We maintain an allowance for loan losses that represents management’s best estimate of the loan losses and risks inherent in our loan portfolio. The level of the allowance reflects management’s continuing evaluation of concentrations within our lines of business, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses is highly subjective and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. Inaccurate management assumptions, continuing deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. In addition, our regulators, as an integral part of their examination process, periodically review our loan portfolio and the adequacy of our allowance for loan losses and may require adjustments based upon judgments that are different than those of management. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan losses, we may need to increase our provision for loan losses to restore the adequacy of our allowance for such losses. If we are required to materially increase our level of allowance for loan losses for any reason, our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations could be materially and adversely affected.

The healthcare service industry is an integral component of the local economy, and adverse trends in the healthcare service industry could have a material adverse effect on us.

The healthcare service industry is an integral segment of the local economy.  As of December 31, 2017, approximately 17% of our loan portfolio was composed of loans to borrowers in the healthcare service industry. Adverse trends in the healthcare service industry may have a negative impact on a significant portion of the Company’s borrowers and clients. The healthcare service industry may be affected by the following:

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

Our loan portfolio includes non-owner-occupied commercial real estate loans, or CRE loans, to individuals and businesses for various purposes, which are secured by commercial properties, as well as construction and land development loans. CRE loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose us to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate. Additionally, non-owner-occupied CRE loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non-owner-occupied CRE loan portfolio could require us to increase our allowance for loan losses, which would reduce our profitability and could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

A prolonged downturn in the real estate market could result in losses and adversely affect our profitability.

As of December 31, 2017, approximately 37% of our loan portfolio was composed of commercial real estate loans, 11% consumer real estate loans, and 9% construction and land development loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A decline in real estate values could further impair the value of our collateral and our ability to sell the collateral upon any foreclosure, which would likely require us to increase our allowance for loan losses. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability could be adversely affected, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

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

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. As of December 31, 2017, we did not have any other real estate owned. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to:

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

As of December 31, 2017, our ten largest non-brokered depositors accounted for approximately 20% of our total deposits. Withdrawals of deposits by any one of our largest depositors could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

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

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding. An inability to raise funds, at competitive rates or at all, through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. In particular, approximately 82% of our bank’s deposits as of December 31, 2017 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, 70% of the assets of our bank were loans at December 31, 2017, which cannot be called or sold in the same time frame. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.

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

We are subject to interest rate risk, which could adversely affect our profits, and we do not have a history of operating in a rising interest rate environment.

Our profits, like that of most financial institutions, depends to a large extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. We have positioned our asset portfolio to benefit in a higher interest rate environment, but this may not remain true in the future. We have managed the growth of our bank since inception in an economic environment characterized by historically low interest rates. Our ability to continue that performance in a rising rate environment is not a certainty. Our interest sensitivity profile was asset sensitive as of December 31, 2017, meaning that our net interest income would increase more from rising interest rates than from falling interest rates. However, because we do not have a history of operating in a rising interest rate environment, we have no historical data on which to model the actual effect of rising interest rates on our assets and liabilities. As a result, these models may not be an accurate indicator of how our interest income will be affected by changes in interest rates.

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

In addition, an increase in interest rates could also have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations. These circumstances could not only result in increased loan defaults, foreclosures and charge-offs, but also necessitate further increases to the allowance for loan losses which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

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

We are limited in the amount our bank can loan in the aggregate to a single borrower or related borrowers by the amount of the bank’s capital. CapStar Bank is a Tennessee-chartered bank and therefore is subject to the legal lending limits of the state of Tennessee and federal law. Tennessee and federal legal lending limits are safety and soundness measures intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of a bank’s funds. They are also intended to safeguard a bank’s depositors by diversifying the risk of loan losses among a relatively large number of credit-worthy borrowers engaged in various types of businesses. Under Tennessee law, total loans and extensions of credit to a borrower generally may not exceed 15% of our bank’s capital, surplus and undivided profits. However, such loans may be in excess of that percentage, but not above 25%, if each loan in excess of 15% is first submitted to and approved in advance in writing by the board of directors and a record is kept of such written approval and reported to the board of directors quarterly. We have also established an internal limit on loans to one borrower between 7% and 15% of our risked based capital, depending upon the underlying risk rating. Loans in excess of our internal limit are noted as a policy exception and require acknowledgment by our bank’s full board of directors. Based upon our bank’s current capital levels, the amount it may lend is significantly less than that of many of our larger competitors and may discourage potential borrowers who have credit needs in excess of the bank’s lending limit from doing business with us. Our bank accommodates larger loans by selling participations in those loans to other financial institutions, but this strategy may not always be available. If we are unable to compete effectively for loans from our target clients, we may not be able to effectively implement our business strategy, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

Our growth strategy involves strategic acquisitions, and we may not be able to overcome risks associated with such transactions.

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

We believe that we have sufficient capital to meet our capital needs for our immediate growth plans. However, we will continue to need capital to support our longer-term growth plans. If capital is not available on favorable terms when we need it, we may have to either issue common stock or other securities on less than desirable terms or reduce our rate of growth until market conditions become more favorable. Either of such events could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

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

Uncertainties in the interpretation and application of the Tax Reform Act could materially affect our tax obligations and effective tax rate.

The Tax Reform Act significantly changes how corporations in the United States are taxed. The Tax Reform Act requires complex computations to be performed that were not previously required by U.S. tax law, significant judgments to be made in interpretation of the provisions of the Tax Reform Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the IRS, and other standard-setting bodies could interpret or issue guidance on how provisions of the Tax Reform Act will be applied or otherwise administered that is different from our interpretation. As a result, we have recorded a provisional estimate on the effect of the Tax Reform Act on our deferred tax assets in our financial statements. As additional regulatory guidance is issued by the applicable taxing authorities, as accounting treatment is clarified, as we perform additional analysis on the application of the Tax Reform Act, and as we refine estimates in calculating the effect, our final analysis, which will be recorded in the period completed, may be different from our current provisional amounts, which could materially affect our tax obligations and effective tax rate. The impact of the Tax Reform Act on our shareholders is uncertain and could be adverse. This Report does not discuss the manner in which the Tax Reform Act might affect our shareholders.  Accordingly, we encourage our shareholders to consult with their own legal and tax advisors with respect to the Tax Reform Act and the potential tax consequences of investing in our common stock.

Risks Related to Our Industry

We are subject to extensive regulation that could limit or restrict our business activities and impose financial requirements, such as minimum capital requirements, and could have a material adverse effect on our profitability.

We operate in a highly regulated industry and are subject to examination, supervision and comprehensive regulation by various federal and state agencies including the Federal Reserve and the TDFI. Regulatory compliance is costly and restricts certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, transactions with affiliates, treatment of our clients, and interest rates paid on deposits. We are also subject to financial requirements prescribed by our regulators such as minimum capitalization guidelines, which require us to maintain adequate capital to support our growth. Violations of various laws, even if unintentional, may result in significant fines or other penalties, including restrictions on branching or bank acquisitions and other activities. Recently, banks generally have faced increased regulatory sanctions and scrutiny particularly with respect to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act, or USA Patriot Act, and other statutes relating to anti-money laundering compliance and client privacy. Recent legislation has substantially changed, and increased, federal regulation of financial institutions, and there may be significant future legislation (and regulations under existing legislation) that could have a further material effect on bank holding companies like us and banks like CapStar Bank.

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

Our charter permits us to issue up to an aggregate of 25 million shares of common stock. As of December 31, 2017, 11,582,026 shares of our common stock were issued and outstanding, including 187,253 shares of restricted common stock that have yet to vest. Those shares outstanding do not include the potential issuance, as of December 31, 2017, of 878,049 shares of our common stock that are issuable upon conversion of shares of our Series A Preferred Stock.  804,800 shares of our common stock subject to issuance upon exercise of outstanding stock options under the Stock Incentive Plan, 213,869 shares of our common stock that are issuable pursuant to exercise of outstanding warrants, and 154,867 additional shares of our common stock that were reserved for issuance under the Stock Incentive Plan.  A future issuance of any new shares of our common stock would, and equity-related securities could, cause further dilution in the value of our outstanding shares of common stock.

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

As of December 31, 2017, we have 878,049 shares of Series A Preferred Stock outstanding. These shares have certain rights that are senior to our common stock. Holders of our Series A Preferred Stock are entitled to receive, when, as and if declared by our board of directors, cash dividends to the same extent and on the same basis as cash dividends as declared by our board of directors with respect to common stock. Such dividends on shares of Series A Preferred Stock are payable on the same dates as dividends on shares of common stock but prior to the payment of any dividends on shares of common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our Series A Preferred Stock are entitled to receive a liquidation preference of $10.25 per share of Series A Preferred Stock, plus any amount equal to all dividends declared and unpaid thereon, before any distributions can be made to the holders of our common stock.

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

We and our bank are subject to capital and other legal and regulatory requirements which restrict our ability to pay dividends.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our headquarters and main branch office is located at 1201 Demonbreun Street, Nashville, Tennessee 37203.   The following table summarizes pertinent details of our retail bank branch locations and mortgage origination offices as of February 26, 2018.

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

Litigation Against Gaylon M. Lawrence & The Lawrence Group

On October 31, 2017, CapStar filed a complaint, captioned CapStar Financial Holdings, Inc. v. Gaylon M. Lawrence & The Lawrence Group, Case No. 3:17-cv-01421, in the U.S. District Court for the Middle District of Tennessee, in connection with Mr. Lawrence and The Lawrence Group’s acquisition of CapStar stock. The complaint alleges that defendants violated Section 13(d) of the Securities Exchange Act of 1934 by filing materially false and misleading Schedules 13D regarding defendants’ acquisition of a minority stake (1,156,675 shares) of CapStar stock. It also alleged that defendants violated the Change in Bank Control Act, 12 U.S.C. § 1817(j), by attempting to acquire control of CapStar without first receiving approval from the Federal Reserve, and also that defendants violated Tennessee Code Section 45-2-107 by controlling banks without having registered as a bank holding company.

By order dated December 18, 2017, the court granted CapStar’s motion for expedited discovery, which is presently underway. Defendants have filed a motion to dismiss the action as well as a separate motion to stay, both of which remain pending.

Mr. Lawrence has also filed an Interagency Notice of Change in Control pursuant to the Change in Bank Control Act with the Federal Reserve on October 30, 2017, seeking permission to acquire up to 15% of the outstanding voting shares of CapStar’s common stock. The Company has protested that notice. The Federal Reserve has twice extended the processing of Mr. Lawrence’s filing.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CapStar Financial’s common stock is traded on the Nasdaq Global Select Market under the symbol “CSTR” and has traded on that market since September 22, 2016.  Prior to that time, there was no established public trading market for our stock.  The following table shows the high and low sales price information for our common stock for each full quarter in 2017 and 2016 as reported on the Nasdaq Global Select Market.

	Price Per Share
	High	Low
2017:
First quarter	$22.05	$18.52
Second quarter	19.53	16.96
Third quarter	19.62	16.00
Fourth quarter	22.22	18.73
2016:
First quarter	$—	$—
Second quarter	—	—
Third quarter	—	—
Fourth quarter	22.35	15.90

As of February 26, 2018 there were 1,750 holders of record of shares of our common stock and one holder of record of shares of our non-voting common stock.

The following table shows information related to the repurchase of shares of common stock by the Company during the three months ended December 31, 2017.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 1 - October 31	571	$20.34	—	—
November 1 - November 30	27	18.98	—	—
December 1 - December 31	153,956	21.79	—	—
Total	154,554	$21.78	—	—

(1)	Activity represents shares of common stock withheld to pay purchase price and taxes due upon vesting of restricted shares and exercise of stock options and warrants.

Stock Performance Graph

The following stock performance graph compares total shareholders return on our common stock for the period beginning at the close of trading on January 1, 2017 until December 31, 2017, with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Bank Index for the same period.  Cumulative total return is computed by dividing the difference between the share price of our common stock at the end and the beginning of the measurement period by the share price of our common stock at the beginning of the measurement period. The performance graph assumes $100 is invested on December 31, 2016 in shares of our common stock, the NASDAQ Composite Index and the NASDAQ Bank Index.  Historical stock price performance is not necessarily indicative of future stock price performance.  The information in this paragraph and the following stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

	12/31/2016	12/31/2017
CSTR (CapStar Financial Holdings, Inc.)	$100	$97
IXIC (NASDAQ Composite Index)	100	128
BKX (NASDAQ Bank Index)	100	116

Dividend Policy

Holders of shares of our common stock are only entitled to receive dividends when, as and if declared by our board of directors out of funds legally available for dividends. We have not paid any cash dividends on our capital stock since inception. As a Tennessee corporation, we are not permitted to pay dividends if, after giving effect to such payment, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus any amounts needed to satisfy any preferential rights if we were dissolving.

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

ITEM 6.  SELECTED FINANCIAL DATA

	2017	2016	2015	2014	2013
Balance Sheet Data (at period end):
Total assets	$1,344,429	$1,333,675	$1,206,800	$1,128,395	$1,008,709
Total loans	947,537	935,251	808,396	713,077	626,382
Allowance for loan losses	(13,721)	(11,634)	(10,132)	(11,282)	(8,459)
Investment securities	196,380	229,219	216,477	280,449	300,396
Goodwill and core deposit intangible	6,242	6,290	6,344	6,398	284
Total deposits	1,119,866	1,128,723	1,038,461	981,057	879,090
FHLB advances and securities sold under repurchase agreements	70,000	55,000	48,755	34,837	29,494
Shareholders' equity	146,946	139,207	108,586	102,651	96,191
Income Statement Data:
Interest income	$51,515	$45,395	$40,504	$38,287	$41,157
Interest expense	9,652	6,931	5,731	5,871	6,577
Net interest income	41,863	38,464	34,773	32,416	34,581
Provision for loan losses	12,870	2,829	1,651	3,869	938
Net interest income after provision for loan losses	28,993	35,635	33,122	28,547	33,642
Non-interest income	10,908	11,084	8,884	7,419	1,946
Non-interest expense	33,765	33,129	30,977	28,562	25,431
Net income before income tax expense	6,136	13,590	11,029	7,404	10,157
Income tax expense	4,635	4,493	3,470	2,412	3,749
Net income	1,501	9,097	7,559	4,992	6,408
Per Share Data:
Net income per share, basic	$0.13	$0.98	$0.89	$0.59	$0.75
Weighted average shares - basic	11,280,580	9,328,236	8,538,970	8,456,386	8,583,105
Net income per share, diluted	$0.12	$0.81	$0.73	$0.49	$0.62
Weighted average shares - diluted	12,803,511	11,212,026	10,381,895	10,281,044	10,409,750
Book value per share of common stock	$11.91	$11.62	$10.74	$10.17	$9.54
Tangible book value per share of common stock (1)	$11.37	$11.06	$10.00	$9.41	$9.51
Total shares of common stock outstanding	11,582,026	11,204,515	8,577,051	8,471,516	8,353,087
Total shares of preferred stock outstanding	878,049	878,049	1,609,756	1,609,756	1,609,756
Performance Ratios:
Return on average assets	0.11%	0.72%	0.66%	0.47%	0.62%
Return on average equity	1.05%	7.57%	7.08%	4.94%	6.46%
Net interest margin	3.20%	3.17%	3.19%	3.20%	3.45%
Non-interest income to average assets	0.80%	0.88%	0.78%	0.70%	0.19%
Efficiency ratio	63.98%	66.86%	70.96%	71.70%	69.62%
Asset Quality Data:
Allowance for loan losses to total loans	1.45%	1.24%	1.25%	1.58%	1.35%
Allowance for loan losses to non-performing loans	509.08%	321.42%	376.78%	145.80%	129.11%
Non-performing assets to total assets	0.20%	0.27%	0.24%	0.74%	0.79%
Net charge-offs to average loans	1.09%	0.15%	0.38%	0.15%	0.11%
Capital ratios (CapStar Financial Holdings, Inc.):
Total risk based capital	12.52%	12.60%	11.42%	11.54%	12.19%
Tier 1 risk based capital	11.41%	11.61%	10.41%	10.32%	11.14%
Common equity tier 1 capital	10.70%	10.90%	8.89%	8.55%	0.00%
Leverage	10.77%	10.46%	9.33%	8.56%	8.96%

(1)

This measure is not recognized under GAAP and is therefore considered to be a non-GAAP measure. See Non-GAAP Financial Measures — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a reconciliation of this measure to its most comparable GAAP measure.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and our results of operations as of and for the years ended December 31, 2017, 2016 and 2015.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the Consolidated Financial Statements.  The following discussion and analysis should be read together with our Consolidated Financial Statements, the notes to our Consolidated Financial Statements and the other financial information included elsewhere in this Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our current expectations. Factors that could cause such differences are discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this Report. We assume no obligation to update any of these forward-looking statements except to the extent required by applicable law.

The following discussion and analysis pertains to our historical results on a consolidated basis.  However, because we conduct all of our material business operations through our wholly-owned subsidiary, CapStar Bank, the following discussion and analysis relates to activities primarily conducted at the subsidiary level.

All dollar amounts in the tables in this section are in thousands of dollars, except per share data or when otherwise specifically noted.  Unless specifically noted in this Report, all references in this section to the fiscal years 2015, 2016 and 2017 mean our fiscal years ended December 31, 2015, 2016, and 2017, respectively.

Overview

We completed 2017 with net income of $1.5 million, a decrease of 83.5% from 2016. The decrease in our net income was primarily due to a higher provision for loan losses, resulting from $10.8 million of net charged-off loans recognized during 2017, and a $3.6 million write-down of our deferred tax assets resulting from the Tax Cuts and Jobs Act of 2017 (“Tax Reform Act”) that was signed into law in December 2017. The decrease in our net income was partially offset by higher net interest income resulting from continued loan growth. Diluted net income per share of common stock for 2017 was $0.12, an 85.2% decrease from 2016. Average loans for 2017 were $987.7 million, an 11.2% increase over 2016. Average deposits for 2017 were $1.108 billion, a 0.9% increase over 2016.

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

Net interest income increased $3.4 million, or 8.8%, for 2017 compared to 2016. The positive effects of increased volumes and yields on earning assets were partially offset by the negative effects of increasing deposit costs. Net interest margin increased to 3.20% for 2017, compared with 3.17% for 2016.

In response to the assessment of risk in the loan portfolio, including net loan growth and charge-offs, we recorded a $12.9 million provision for loan losses during 2017, compared to a $2.8 million provision during 2016. The increase from 2016 was caused primarily by deterioration in the credit quality of commercial and industrial loans to one borrower.  The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for the estimated probable inherent losses on outstanding loans.  Our allowance for loan losses at December 31, 2017 was 1.45% of total loans, compared with 1.24% of total loans at December 31, 2016.

Total noninterest income for 2017 decreased $0.2 million, or 1.6%, compared to 2016, and comprised 17% of total revenues.

Total noninterest expense for 2017 increased $0.6 million, or 1.9%, compared to 2016. Our efficiency ratio for 2017 was 64.0% compared to 66.9% for 2016.

The Company’s effective tax rate increased to 75.5% for 2017 from 33.1% for 2016. The increase in the effective tax rate is due to a $3.6 million write-down of our deferred tax assets resulting from the Tax Reform Act.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. The ratio of tangible common equity to total tangible assets was 9.84% as of December 31, 2017, compared with 9.34% at December 31, 2016. See “Non-GAAP Financial Measures” for a discussion of and reconciliation to the most directly comparable U.S. GAAP measure.

The following sections provide more details on subjects presented in this overview.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 to our Consolidated Financial Statements for the year ended December 31, 2017, which are contained elsewhere in this Report. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may materially and adversely affect our reported results and financial position for the current period or future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are either based on quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Management evaluates our estimates and assumptions on an ongoing basis. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

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

Allowance for Loan Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting our allowance for loan losses include judgments about the credit-worthiness of borrowers, estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimating credit losses, and the impact of current events, conditions, and other factors impacting the level of inherent losses. Under different conditions or using different assumptions, the actual or estimated credit losses ultimately realized by us may be different from our estimates. In determining the allowance, we estimate losses on individual impaired loans and on groups of loans that are not impaired, where the probable loss can be identified and reasonably estimated. On a quarterly basis, we assess the risk inherent in our loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses, and the impacts of local, regional, and national economic factors on the quality of the loan portfolio. Based on this analysis, we may record a provision for loan losses in order to maintain the allowance at appropriate levels. For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see Note 1 to our Consolidated Financial Statements for the year ended December 31, 2017, which is included elsewhere in this Report.

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

Business Combinations

Assets purchased and liabilities assumed in a business combination are recorded at their fair value. The fair value of a loan portfolio acquired in a business combination requires greater levels of management estimates and judgment than the remainder of purchased assets or assumed liabilities. When the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the Company will not collect all contractually required principal and interest payments, the loans are considered impaired, and the expected cash flows in excess of the amount paid are recorded as interest income over the remaining life of the loan. The excess of the loan’s contractual principal and interest over expected cash flows is not recorded. We must estimate expected cash flows at each reporting date. Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows result in a reversal of the provision for loan losses to the extent of prior charges and adjusted accretable yield which will have a positive impact on interest income. Purchased loans without evidence of credit deterioration are recorded at their initial fair value and adjusted as necessary for subsequent advances, pay downs, amortization or accretion of any premium or discount on purchase, charge-offs and additional provisions that may be required.

Results of Operations

The following is a summary of our results of operations:

			2017-2016		2016-2015
	Year ended		Percent	Year ended	Percent
	December 31,		Increase	December 31,	Increase
	2017	2016	(Decrease)	2015	(Decrease)
Interest income	$51,515	$45,395	13.5%	$40,504	12.1%
Interest expense	9,652	6,931	39.3%	5,731	20.9%
Net interest income	41,863	38,464	8.8%	34,773	10.6%
Provision for loan losses	12,870	2,829	354.9%	1,651	71.4%
Net interest income after provision for loan losses	28,993	35,635	(18.6)%	33,122	7.6%
Noninterest income	10,908	11,084	(1.6)%	8,884	24.8%
Noninterest expense	33,765	33,129	1.9%	30,977	6.9%
Net income before income taxes	6,136	13,590	(54.8)%	11,029	23.2%
Income tax expense	4,635	4,493	3.2%	3,470	29.5%
Net income	$1,501	$9,097	(83.5)%	$7,559	20.3%

Basic net income per share of common stock	$0.13	$0.98	(86.7)%	$0.89	10.1%
Diluted net income per share of common stock	$0.12	$0.81	(85.2)%	$0.73	11.0%

Return on average assets was 0.11%, 0.72% and 0.66% for 2017, 2016 and 2015, respectively.

Return on average shareholders’ equity was 1.05%, 7.57% and 7.08% for 2017, 2016 and 2015, respectively.

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

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the years ended December 31, 2017, 2016 and 2015:

	For the Year Ended December 31,
	2017			2016			2015
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$987,710	$43,531	4.41%	$888,541	$38,450	4.33%	$744,151	$33,722	4.53%
Loans held for sale	49,466	2,070	4.19%	47,303	1,763	3.73%	29,324	1,123	3.83%
Securities:
Taxable investment securities (2)	166,561	4,078	2.45%	176,977	3,729	2.11%	220,167	4,421	2.01%
Investment securities exempt from federal income tax (3)	52,130	1,244	2.39%	47,353	1,158	2.45%	40,160	1,080	2.69%
Total securities	218,691	5,322	2.43%	224,330	4,887	2.18%	260,327	5,501	2.11%
Cash balances in other banks	49,990	551	1.10%	51,147	276	0.54%	54,143	140	0.26%
Funds sold	2,518	41	1.63%	2,153	19	0.89%	3,094	18	0.60%
Total interest-earning assets	1,308,375	51,515	3.94%	1,213,474	45,395	3.74%	1,091,039	40,504	3.71%
Noninterest-earning assets	49,419			49,289			49,721
Total assets	$1,357,794			$1,262,763			$1,140,760
Interest-Bearing Liabilities
Interest bearing deposits:
Interest-bearing transaction accounts	$301,411	2,447	0.81%	$269,113	1,489	0.55%	$143,939	748	0.52%
Savings and money market deposits	378,640	3,188	0.84%	445,873	2,859	0.64%	465,622	2,733	0.59%
Time deposits	194,892	2,445	1.25%	193,881	2,085	1.08%	197,535	2,031	1.03%
Total interest-beraring deposits	874,943	8,080	0.92%	908,867	6,433	0.71%	807,096	5,512	0.68%
Borrowings and repurchase agreements	98,289	1,572	1.60%	32,371	498	1.54%	39,581	219	0.55%
Total interest-bearing liabilities	973,232	9,652	0.99%	941,238	6,931	0.74%	846,677	5,731	0.68%
Noninterest-bearing deposits	232,687			189,270			176,577
Total funding sources	1,205,919			1,130,508			1,023,254
Noninterest-bearing liabilities	8,473			12,132			10,779
Shareholders’ equity	143,402			120,123			106,727
Total liabilities and shareholders’ equity	$1,357,794			$1,262,763			$1,140,760
Net interest spread (4)			2.95%			3.00%			3.04%
Net interest income/margin (5)		$41,863	3.20%		$38,464	3.17%		$34,773	3.19%

(1)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)	Taxable investment securities include restricted equity securities.
(3)	Balances for investment securities exempt from federal income tax are not calculated on a tax equivalent basis.
(4)	Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by total average interest-earning assets.

The following table reflects, for the periods indicated, the changes in our net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities and the associated rates paid or earned on these assets and liabilities.

	2017 Compared to 2016			2016 Compared to 2015
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-Earning Assets
Loans	$4,291	$790	$5,081	$6,544	$(1,815)	$4,729
Loans held for sale	81	227	308	688	(48)	640
Securities:
Taxable investment securities	(219)	568	349	(867)	175	(692)
Investment securities exempt from federal income tax	117	(31)	86	193	(115)	78
Total securities	(102)	537	435	(674)	60	(614)
Cash Balances In Other Banks	(6)	280	274	(8)	144	136
Funds Sold	3	19	22	(6)	6	—
Total interest-earning assets	4,267	1,853	6,120	6,544	(1,653)	4,891

Interest Bearing Liabilities
Interest-bearing transaction accounts	179	779	958	651	91	742
Savings and money market deposits	(431)	760	329	(116)	242	126
Time deposits	11	348	359	(38)	91	53
Borrowings and repurchase agreements	1,015	60	1,075	(40)	319	279
Total interest-bearing liabilities	774	1,947	2,721	457	743	1,200
Net Interest Income	$3,493	$(94)	$3,399	$6,087	$(2,396)	$3,691

2017 compared to 2016

Our net interest income increased $3.4 million, or 8.8%, from 2016 to 2017 primarily due to increasing loan volumes, partially offset by the negative effects of increasing interest-bearing liabilities volumes and costs.

Our net interest margin was 3.20% and 3.17% for 2017 and 2016, respectively. The increase in net interest margin was primarily due to growth of our interest-earning assets at a higher pace than our interest-bearing liabilities.

For 2017 and 2016, average loan yields increased from 4.33% to 4.41% which was primarily driven by increases in short-term interest rate indexes affecting the variable rate portion of our loan portfolio, offset by competitive pricing pressures.  From September 30, 2016 to December 31, 2017, the LIBOR – 1 month interest rate increased from 0.53% to 1.56%.  Approximately 65% of our loan portfolio is variable in nature and indexed to 1 month LIBOR.

Average loans for 2017 increased 11.2% compared to 2016 as a result of adding new bankers in the Nashville MSA and continued focus on attracting new clients.

Average security yields increased from 2.18% to 2.43% for 2016 and 2017, respectively, primarily due to increases in the LIBOR rate on the variable rate portion of our securities portfolio.  The resulting yield on average interest-earning assets increased 20 basis points for 2017 compared to 2016.

We funded our growth in loans through an increase in funding sources of 6.7% from 2016 to 2017 and shifting investment securities to higher yielding loans. The primary driver of our increased funding sources was growth in our average non-interest bearing deposits of 22.9% from 2016 to 2017.

The average rate paid on interest-bearing liabilities was 0.99% for 2017 compared to 0.74% for 2016.  The majority of this increase was due to increases in the Fed Funds rate. The Fed Funds rate increased from 0.50% at September 30, 2016 to 1.50% at December 31, 2017.  We passed along a portion of this rate increase to our clients.

We believe margin expansion over both the short and the long term will be challenging due to continued pressure on earning asset yields. Loan pricing for creditworthy borrowers is very competitive in the Nashville MSA and has limited our ability to increase pricing on new and renewed loans over the last year. We anticipate that this challenging competitive environment will continue in 2018. However, we believe our net interest income should increase in 2018 compared to 2017 primarily due to increases in average loans. We anticipate funding these increased earning assets by continuing to grow deposits.

2016 compared to 2015

Our net interest income increased $3.7 million, or 10.6%, from 2015 to 2016, primarily due to increasing loan volumes, partially offset by the negative effects of increasing interest-bearing liabilities volumes and costs.

Our net interest margin was 3.17% and 3.19% for 2016 and 2015, respectively. The decrease in net interest margin from 2015 to 2016 was primarily due to declining loan yields.

Average loan yields declined from 4.53% in 2015 to 4.33% in 2016 primarily due to lower rates on new loan production as compared to the average rate on the existing loan portfolio, driven by continued competitive pricing pressures associated with securing the business of credit-worthy borrowers in the Nashville MSA.

Average loans increased 19.4% from 2015 to 2016, as a result of adding new bankers in the Nashville MSA and continued focus on attracting new clients.

Average security yields increased from 2.11% to 2.18% for 2015 and 2016, respectively, primarily due to increases in the LIBOR rate on the variable rate portion of our securities portfolio.  The resulting yield on average interest-earning assets increased 3 basis points for 2016 compared to 2015.

We funded our growth in loans through an increase in funding sources of 10.5% from 2015 to 2016 and shifting investment securities to higher yielding loans. The primary driver of our increased funding sources was growth in our average non-interest bearing deposits of 7.2% from 2015 to 2016.

The average rate paid on interest-bearing liabilities was 0.74% for 2016 compared to 0.68% for 2015. The majority of the increase from 2015 to 2016 was due to increases in the Fed Funds rate. We passed along a portion of this rate increase to our clients.

Provision for Loan losses

Our policy is to maintain an allowance for loan losses at a level sufficient to absorb estimated probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses, which is a charge to earnings, and is decreased by charge-offs and increased by loan recoveries. Our allowance for loan losses as a percentage of total loans was 1.45%, 1.24% and 1.25% at December 31, 2017, 2016 and 2015, respectively.

2017 compared to 2016

The provision for loan losses amounted to $12.9 million and $2.8 million for 2017 and 2016, respectively. Provision expense is impacted by the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs.

Provision expense increased for 2017 compared to 2016 due to increased net charge-offs.  Net charge-offs for 2017 were $10.8 million compared to $1.3 million for 2016.  This increase was caused primarily by deterioration in the credit quality of commercial and industrial loans to one borrower. In particular, during the second quarter of 2017 we charged-off the loans associated with this borrower because issues emerged which undermined our assessment that an expedient and positive outcome was possible.  This particular charge-off, net of recoveries, amounted to $9.1 million in the aggregate.  These loans experienced weakness due to the borrower’s declining financial condition, which led to falling values of the collateral securing these loans.  Our primary collateral for these loans was the enterprise value of the borrower as determined by an Asset Purchase Agreement that was subsequently withdrawn.  As the financial condition of the borrower deteriorated, ultimate repayment became increasingly difficult. We determined that timely repayment of these loans was unlikely and charged-off the loans.  As a result, our provision expense increased during 2017 compared to 2016.

Our allowance for loan losses as a percentage of total loans increased from 1.24% at December 31, 2016 to 1.45% at December 31, 2017.  This increase was largely due to our assessment of risk inherent in the commercial and industrial loan portfolio generally related to macro-economic, geo-political conditions and, in particular, uncertainty in the healthcare industry. In addition, during 2017, we increased the look-back period, from which we calculate peer bank historical loss experience, from 28 to 33 quarters.  Our look-back period is utilized to calculate peer historical loss experience, adjusted for current factors, to comprise the general component of the allowance for loan losses.  In the current economic environment, management believes the extension of the look-back period is necessary in order to capture sufficient loss observations to develop a reliable loss estimate of credit losses.  The extension of the historical look-back period to capture the historical loss experience of peer banks was applied to all classes and segments of our loan portfolio.

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at December 31, 2017. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate markets, or particular industry or borrower-specific conditions, which may materially and negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

2016 compared to 2015

The provision for loan losses amounted to $2.8 million and $1.7 million for 2016 and 2015, respectively. Provision expense increased during 2016 over 2015 due primarily to increased loan growth.  Our average loan growth for 2016 and 2015 was 19.4% and 9.1%, respectively.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

			2017-2016		2016-2015
	Year Ended		Percent	Year Ended	Percent
	December 31,		Increase	December 31,	Increase
	2017	2016	(Decrease)	2015	(Decrease)
Noninterest income:
Treasury management and other deposit service charges	$1,516	$1,108	36.8%	$910	21.8%
Loan commitment fees	771	1,118	(31.0)%	822	36.0%
Net gain (loss) on sale of securities	(66)	121	(154.5)%	55	120.0%
Tri-Net fees	1,002	125	701.6%	—	100.0%
Mortgage banking income	6,238	7,375	(15.4)%	5,962	23.7%
Other noninterest income	1,447	1,237	17.0%	1,135	9.0%
Total noninterest income	$10,908	$11,084	(1.6)%	$8,884	24.8%

2017 compared to 2016

The increase in treasury management and other deposit service charges for 2017 and 2016 is driven primarily by transaction volume, which can fluctuate throughout and from year to year.  Growth in the volume of our commercial deposit accounts was the primary contributor to the increase.

Similarly, loan commitment fees fluctuate based on customer activity and the timing of one-time, transaction related loan fees.

Tri-Net fees represent a new line of business, implemented in the fourth quarter of 2016, which originates and sells commercial real estate loans to third-party investors.  All of these loan sales transfer servicing rights to the buyer.

Mortgage banking income consists of mortgage fee income from the origination and sale of mortgage loans.  These mortgage fees are for loans originated in our markets that are subsequently sold to third-party investors.  All of these loan sales transfer servicing rights to the buyer.  Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes.  Mortgage banking income decreased 15.4% from 2016 to 2017 due to lower profit margins on loans sold and a lower volume of originations.

2016 compared to 2015

The increase in treasury management and other deposit service charges for 2016 and 2015 is driven primarily by transaction volume, which can fluctuate throughout and from year to year.  Growth in the volume of our commercial deposit accounts was the primary contributor to the increase.

Similarly, loan commitment fees fluctuate based on customer activity and the timing of one-time, transaction related loan fees.

Mortgage banking income consists of mortgage fee income from the origination and sale of mortgage loans.  These mortgage fees are for loans originated in our markets that are subsequently sold to third-party investors.  All of these loan sales transfer servicing rights to the buyer.  Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Mortgage banking income increased 23.7% in 2016 compared to 2015 due to increased purchase activity related to low mortgage rates and a vibrant residential real estate market in the Nashville MSA.

Noninterest Expense

Our total noninterest expense increase reflects expenses that we have incurred as we build the foundation to support our recent growth and enable us to execute our growth strategy. The following table presents the primary components of noninterest expense for the periods indicated.

			2017-2016		2016-2015
	Year Ended		Percent	Year Ended	Percent
	December 31,		Increase	December 31,	Increase
	2017	2016	(Decrease)	2015	(Decrease)
Noninterest expense:
Salaries and employee benefits	$20,400	$20,461	(0.3)%	$19,278	6.1%
Data processing and software	2,786	2,373	17.4%	2,317	2.4%
Professional fees	1,522	1,554	(2.1)%	1,469	5.8%
Occupancy	2,025	1,498	35.2%	1,538	(2.6)%
Equipment	2,071	1,743	18.8%	1,598	9.1%
Regulatory fees	1,111	1,091	1.8%	915	19.2%
Other operating	3,850	4,409	(12.7)%	3,862	14.2%
Total noninterest expense	$33,765	$33,129	1.9%	$30,977	6.9%
2017 compared to 2016

The largest increase between 2016 and 2017 within noninterest expense was related to the new lease of our corporate headquarters which we moved into in the first quarter of 2017.  This new lease resulted in an increase in occupancy expense of 35.2%.

Data processing and software expense increased from 2016 to 2017 due to an increase in the volume of transactions and implementation of new software in our mortgage banking line of business.

The increase in equipment expense from 2016 to 2017 is related to the increasing cost of managing our IT network.

A decrease in other operating expense of 12.7%, in 2017 compared to 2016 was primarily due to the fact that we did not have to significantly adjust contingent consideration expense in 2017.  Our contingent consideration expense is the result of our acquisition of Farmington Financial Group, LLC in 2014.  As mortgage origination volumes change from our original estimates the resulting increase or decrease in contingent consideration is recorded in other operating expense.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 64.0% and 66.9% for 2017 and 2016, respectively.  The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio was positively impacted by growth in our net interest income and noninterest income that outpaced our increases in expenses.  For 2017, our revenue base (net interest income plus noninterest income) grew at rate of approximately three times our noninterest expense.

2016 compared to 2015

The largest increase between 2015 and 2016 within noninterest expense was related to employee costs as salaries and employee benefits increased due to our expanded presence in the Nashville MSA. At December 31, 2016, the number of our full-time equivalent employees had increased to 170 as compared to 162 at December 31, 2015.

The increase in equipment expense from 2015 to 2016 is related to the increasing cost of managing our IT network.

Regulatory fees increased 19.2% in 2016 compared to 2015 primarily as a result of increasing FDIC insurance expense.  The FDIC modified the way insurance assessments are calculated and this change took place in the third quarter of 2016, increasing our expense compared to prior periods.

An increase in other operating expense of 14.2%, in 2016 compared to 2015 was primarily the result of increasing contingent consideration expenses associated with our mortgage line of business.

Our efficiency ratio was 66.9% and 71.0% for 2016 and 2015, respectively. The efficiency ratio was positively impacted by growth in our net interest income and noninterest income that outpaced our increases in expenses.  For 2016, our revenue base (net interest income plus noninterest income) grew at rate of approximately two times our noninterest expense.

Income Taxes

2017 compared to 2016

We recorded income tax expense of $4.6 million and $4.5 million in 2017 and 2016, respectively. Our effective income tax rate for 2017 and 2016 was 75.5% and 33.1%, respectively. Our effective tax rate differs from the statutory tax rate by our investments in municipal securities, company owned life insurance, state tax credits, net of the effect of certain non-deductible expenses and the recognition of excess tax benefits related to stock compensation and the 2017 tax law change.

On December 22, 2017, the Tax Reform Act was enacted into law. The Tax Reform Act provides for significant changes to the U.S. tax code that impact businesses. Effective January 1, 2018, the U.S. federal tax rate for corporations was reduced from 35% to 21%, for U.S. taxable income and requires a one-time re-measurement of deferred taxes to reflect their value at a lower tax rate of 21%. Accordingly, the Company re-measured its deferred tax assets based on the rates at which they are expected to reverse in the future, which is generally 21%. As a result of the reduction in the corporate income tax rate, the Company is required to revalue its net deferred tax assets to account for the future impact of lower corporate tax rates on this deferred amount and record any change in the value of such assets as a one-time, non-cash charge on its income statement.

As a result of the Tax Reform Act, we recorded a $3.56 million increase in income tax expense for 2017. If we adjust this $3.56 million write-down out of income tax expense, our adjusted effective tax rate for 2017 would have been 17.5%. This lower adjusted effective tax rate is due to lower taxable income and recognition of excess tax benefits related to stock compensation.  However, the Company is still analyzing certain aspects of the Tax Reform Act and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.

We are required to recognize the effect of the tax law changes in the period of enactment, such as re-measuring our deferred tax assets as well as reassessing the net realizability of our deferred tax assets. In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (SAB 118), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. Since the Tax Reform Act was passed late in the fourth quarter of 2017, and ongoing guidance and accounting interpretation is expected over the next 12 months, we consider the accounting of the deferred tax re-measurements, and other items to be incomplete due to the forthcoming guidance and our ongoing analysis of final year-end data and tax positions. We expect to complete our analysis within the measurement period in accordance with SAB 118.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions, including income tax consequences. In addition to other changes, the guidance changes the accounting for excess tax benefits and tax deficiencies from generally being recognized in additional paid-in capital to recognition as income tax expense or benefit in the period they occur. We adopted the new guidance in the first quarter of 2017. As a result, our income tax expense was reduced by $0.7 million in 2017.

2016 compared to 2015

We recorded income tax expense of $4.5 million and $3.5 million in 2016 and 2015, respectively.  Our effective income tax rate for 2016 and 2015 was 33.1%, and 31.5%, respectively. Our effective tax rate differs from the statutory tax rate by our investments in municipal securities, company owned life insurance, state tax credits, net of the effect of certain non-deductible expenses and the recognition of excess tax benefits related to stock compensation.  The increase in effective tax rate in 2016 from 2015 is primarily the result of our utilization of one-time tax credits in 2015.

Financial Condition

2017 compared to 2016

Total assets increased $10.7 million, or 0.8%, from December 31, 2016 to December 31, 2017. Loans and leases grew from $935.3 million at December 31, 2016 to $947.5 million at December 31, 2017, a 1.3% increase. Loans held for sale increased $32.0 million, or 75.9%, during 2017 as we implemented a new line of business related to originating and selling commercial real estate loans.  These increases were offset by a decrease in securities of $32.8 million, or 14.3%, as we sold out of lower yielding securities to fund loan growth.

Total liabilities increased $3.0 million, or 0.3%, from December 31, 2016 to December 31, 2017. Deposits decreased from $1.129 billion at December 31, 2016 to $1.120 billion at December 31, 2017, a 0.8% decrease, due primarily to decreases in money market deposits. Growth in non-interest bearing deposits was $104.0 million between December 31, 2016 and December 31, 2017, or 52.6%, as we continue to become the primary bank for our customers. We increased our Federal Home Loan Bank advances $15.0 million, or 27.3%, from December 31, 2016 to December 31, 2017 to help fund loan growth.

2016 compared to 2015

Total assets increased $126.9 million, or 10.5%, from December 31, 2015 to December 31, 2016. Loans and leases grew from $808.4 million at December 31, 2015 to $935.3 million at December 31, 2016, a 15.7% increase. All of this growth was organic.

Total liabilities increased $96.3 million, or 8.8%, from December 31, 2015 to December 31, 2016.  Deposits increased from $1.038 billion at December 31, 2015 to $1.129 billion at December 31, 2016, an 8.8% increase, due primarily to growth in our correspondent banking deposits.

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

Our investment portfolio totaled $196.4 million, $229.2 million and $216.5 million at December 31, 2017, 2016 and 2015 respectively. Our investment portfolio has trended down over the past several years as we have redeployed these funds into higher-earning loans. See “Note 2 to our Consolidated Financial Statements” for additional information on our investment securities.

The following table presents the fair value of our securities as of December 31, 2017 by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the weighted average yields for each maturity range.

	Due in one year or less		Due in one year to five years		Due in five years to ten years		Due after ten years
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Securities available for sale:
U. S. government agency securities	$—	0.0%	$—	0.0%	$11,277	2.4%	$—	0.0%
State and municipal securities	3,965	3.4%	27,047	2.4%	18,110	2.9%	3,876	2.1%
Mortgage-backed securities	—	0.0%	69,983	2.3%	26,067	2.8%	10,512	3.1%
Asset-backed securities	—	0.0%	—	0.0%	12,661	2.2%	3,716	2.2%
Other debt securities	—	0.0%	4,107	5.6%	1,300	5.9%	—	0.0%
Total securities available for sale	$3,965	3.4%	$101,137	2.2%	$69,415	2.6%	$18,104	2.7%
Securities held to maturity:
State and municipal securities	$—	0.0%	$2,422	2.8%	$1,426	2.6%	$—	0.0%
Total securities held to maturity	$—	0.0%	$2,422	2.8%	$1,426	2.6%	$—	0.0%

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

The composition of gross loans and leases at December 31 for each of the past five years and the percentage of each classification to total loans are summarized as follows:

	December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$350,622	37.0%	$302,322	32.3%	$251,197	31.0%	$219,793	30.8%	$182,392	29.1%
Consumer real estate	102,581	10.8%	97,015	10.4%	93,785	11.6%	82,167	11.5%	63,893	10.2%
Construction and land development	82,586	8.7%	94,491	10.1%	52,522	6.5%	46,193	6.5%	30,217	4.8%
Commercial and industrial	373,248	39.4%	379,620	40.5%	353,442	43.6%	332,914	46.6%	312,527	49.8%
Consumer	6,862	0.7%	5,974	0.6%	8,668	1.1%	7,910	1.1%	7,939	1.3%
Other	31,983	3.4%	56,796	6.1%	50,197	6.2%	25,615	3.6%	30,659	4.9%
Total gross loans and leases	$947,882	100.0%	$936,218	100.0%	$809,811	100.0%	$714,592	100.0%	$627,627	100.0%

Over the past five years, we have experienced significant growth in our loan portfolio, although the relative composition of our loan portfolio has not changed significantly over that time. In 2016 and 2017, we did recognize growth in the construction and land development and commercial real estate loan classifications reflecting the development of the Nashville MSA in which we operate.

Our primary focus has been on commercial and industrial and commercial real estate lending, which constituted 76% of our loan portfolio as of December 31, 2017. Although we expect continued growth with respect to our loan portfolio, we do not expect any significant changes over the foreseeable future in the composition of our loan portfolio or in our emphasis on commercial lending. Our loan growth since inception has been reflective of the market we serve. The commercial real estate category includes owner-occupied commercial real estate loans which are similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. At December 31, 2017, approximately 28% of the outstanding principal balance of our commercial real estate loans was secured by owner-occupied properties. Since 2009, our commercial and industrial and commercial real estate portfolios have continued to experience strong growth, primarily due to implementation of our relationship-based banking model and the success of our relationship managers in transitioning commercial banking relationships from other local financial institutions and in competing for new business from attractive small to mid-sized commercial clients. Many of our larger commercial clients have lengthy relationships with members of our senior management team or our relationship managers that date back to former institutions.

The repayment of loans is a source of additional liquidity for us. The following table details maturities and sensitivity to interest rate changes for our loan portfolio at December 31, 2017.

	December 31, 2017
	Due in 1 year or less	Due in 1-5 years	Due after 5 years	Total
Commercial real estate	$50,361	$187,534	$112,727	$350,622
Consumer real estate	5,150	9,609	87,822	102,581
Construction and land development	18,638	51,889	12,059	82,586
Commercial and industrial	67,324	253,616	52,308	373,248
Consumer	4,075	2,787	—	6,862
Other	5,594	21,816	4,573	31,983
Total gross loans	$151,142	$527,251	$269,489	$947,882

Interest rate sensitivity
Fixed interest rates	17,992	185,963	135,799	339,754
Floating or adjustable interest rates	133,150	341,288	133,690	608,128
Total gross loans	$151,142	$527,251	$269,489	$947,882

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

We target small and medium sized businesses, the owners and operators of such businesses and other high net worth individuals as loan clients. Because of their size, these borrowers may be less able to withstand competitive or economic pressures than larger borrowers in periods of economic weakness. If loan losses occur at a level where the allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease. We use an independent consulting firm to review our loans for quality in addition to the reviews that may be conducted internally and by bank regulatory agencies as part of their examination process. Our bank has procedures and processes in place intended to assess whether losses exceed the potential amounts documented in our bank’s impairment analyses and to reduce potential losses in the remaining performing loans within our loan portfolio. These procedures and processes include the following:

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

Our bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Our bank analyzes loans individually by classifying each loan as to credit risk. This analysis includes all commercial loans and consumer relationships with an outstanding balance greater than $500,000, individually. This analysis is performed on a regular basis by the relationship managers and credit department personnel. On at least an annual basis an independent party performs a formal credit risk review of a sample of the loan portfolio. Among other things, this review assesses the appropriateness of the risk rating of each loan in the sample.  See “Note 3 to our Consolidated Financial Statements” for a table that provides the risk category of loans by applicable class of loans.

Non-Performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows.

	December 31,
	2017	2016	2015	2014	2013
Non-accrual loans	$2,695	$3,619	$2,689	$7,738	$6,552
Troubled debt restructurings	1,206	1,272	125	2,618	—
Loans past due 90 days or more and still accruing	231	—	—	—	—
Non-performing loans	2,695	3,619	2,689	7,738	6,552
Foreclosed real estate	—	—	216	575	1,451
Non-performing assets	$2,695	$3,619	$2,905	$8,313	$8,003
Non-performing loans as a percentage of total loans	0.28%	0.39%	0.33%	1.09%	1.05%
Non-performing assets as a percentage of total assets	0.20%	0.27%	0.24%	0.74%	0.79%

The balance of non-performing assets can fluctuate due to changes in economic conditions. We have established a policy to discontinue accruing interest on loans (that is, place the loans on non-accrual status) after they have become 90 days delinquent as to payment of principal or interest, unless the loans are considered to be well-collateralized and are in the process of collection. Consumer loans and any accrued interest are typically charged off no later than 180 days past due. In addition, a loan will not be placed on non-accrual status before it becomes 90 days delinquent unless management believes that the collection of interest is not expected. Interest previously accrued but uncollected on such loans is reversed and charged against interest income when the receivable is determined to be uncollectible. If we believe that a loan will not be collected in full, we will increase the allowance for loan losses to reflect management’s estimate of any potential exposure or loss. Generally, payments received on non-accrual loans are applied directly to principal. As of December 31, 2017, there were not any loans, outside of those included in the table above, that cause management to have serious doubts as to the ability of borrowers to comply with present repayment terms.

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

Allowance for Loan Losses (allowance)

Our allowance for loan losses represents our estimate of probable inherent credit losses in the loan portfolio. We determine the allowance based on an ongoing evaluation of risk as it correlates to potential losses within the portfolio. Increases in the allowance are made by charges to the provision for loan losses. Loans deemed to be uncollectible are charged against the allowance. Recoveries of previously charged-off amounts are credited to our allowance.  The judgments and estimates associated with our allowance determination are described under “Critical Accounting Policies and Estimates” above and in Notes 1 and 3 to the “Notes to Consolidated Financial Statements.”

The following table presents a summary of changes in the allowance for loan losses for the periods and dates indicated.

	Year ended December 31,
	2017	2016	2015	2014	2013
Total loans outstanding, net of unearned income	$947,537	$935,251	$808,396	$713,077	$626,382
Average loans outstanding, net of unearned income	987,710	888,541	744,151	682,218	636,123

Allowance for loan and lease losses at beginning of period	11,634	10,132	11,282	8,459	8,214
Charge-offs:
Commercial real estate	—	350	—	92	1
Consumer real estate	—	—	173	57	593
Construction and land development	—	—	—	—	36
Commercial and industrial	12,769	956	3,033	816	290
Consumer	—	146	—	182	273
Other	—	—	—	—	—
Total charge-offs	12,769	1,452	3,206	1,147	1,193
Recoveries:
Commercial real estate	9	52	31	—	—
Consumer real estate	—	—	68	21	23
Construction and land development	—	—	—	—	—
Commercial and industrial	1,865	23	299	52	381
Consumer	112	50	7	28	96
Other	—	—	—	—	—
Total recoveries	1,986	125	405	101	500
Net charge-offs	10,783	1,327	2,801	1,046	693
Provision for loan and lease losses	12,870	2,829	1,651	3,869	938
Allowance for loan and lease losses at period end	$13,721	$11,634	$10,132	$11,282	$8,459
Allowance for loan and lease losses to period end loans	1.45%	1.24%	1.25%	1.58%	1.35%
Net charge-offs to YTD average loans	1.09%	0.15%	0.38%	0.15%	0.11%

See “Provision for Loan losses” above for discussion of the changes in the provision for loan losses.

While no portion of our allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following tables represent management’s allocation of our allowance to specific loan categories for the periods indicated.

	December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$3,324	24.2%	$2,655	22.8%	$2,879	28.4%	$1,535	13.6%	$1,408	16.6%
Consumer real estate	1,063	7.7%	1,013	8.7%	968	9.6%	621	5.5%	688	8.1%
Construction and land development	1,628	11.9%	1,574	13.5%	914	9.0%	408	3.6%	332	3.9%
Commercial and industrial	7,209	52.5%	5,618	48.3%	4,693	46.3%	8,540	75.7%	5,870	69.4%
Consumer	91	0.7%	76	0.7%	103	1.0%	75	0.7%	81	1.0%
Other	406	3.0%	698	6.0%	575	5.7%	103	0.9%	80	0.9%
Total allowance for loan losses	$13,721	100.0%	$11,634	100.0%	$10,132	100.0%	$11,282	100.0%	$8,459	100.0%

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

Deposits

Client deposits are the primary funding source for our loan growth. The following table presents the average balance and average rate paid on deposits for each of the following categories for the periods indicated.

	Year ended December 31,
	2017		2016		2015
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Types of Deposits:
Noninterest-bearing demand deposits	$232,687	0.00%	$189,270	0.00%	$176,577	0.00%
Interest-bearing demand deposits	301,411	0.81%	269,113	0.55%	143,939	0.52%
Money market accounts	375,688	0.85%	443,378	0.64%	461,473	0.59%
Savings accounts	2,952	0.15%	2,495	0.15%	4,149	0.33%
Time deposits, $100,000 and over	155,788	1.13%	149,674	0.89%	150,434	0.83%
Time deposits, less than $100,000	39,104	1.76%	44,207	1.69%	47,101	1.66%
Total deposits	$1,107,630	0.73%	$1,098,137	0.59%	$983,673	0.56%

Total average deposits declined 0.9% in 2017 compared to 2016 and increased 11.6% in 2016 compared to 2015.  The Nashville MSA is a competitive market for deposits and we experienced some run-off in rate sensitive deposits during 2017.  However, we have been able to increase noninterest-bearing demand deposits each year as we focus on building and expanding client relationships.

The following table presents the maturities of our certificates of deposit as of December 31, 2017.

	December 31, 2017
	Three months or less	Over three through six months	Over six through twelve months	Over twelve months	Total
$100,000 or more	$76,495	$22,434	$12,196	$29,355	$140,480
Less than $100,000	3,794	1,246	14,002	16,675	35,717
Total	$80,289	$23,680	$26,198	$46,030	$176,197

Capital Adequacy

As of December 31, 2017, CapStar Financial’s capital ratios were as follows.

	Well Capitalized	December 31, 2017
Total risk-based capital	10.0%	12.5%
Tier 1 risk-based capital	8.0%	11.4%
Common equity tier 1 capital	6.5%	10.7%
Tier 1 leverage	5.0%	10.7%

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

See Note 13 to the “Notes to Consolidated Financial Statements” for additional information related to our capital position.

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

We use earnings at risk, or EAR, simulations to assess the impact of changing rates on earnings under a variety of scenarios and time horizons. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments.  These simulations utilize both instantaneous and parallel changes in the level of interest rates, as well as non-parallel changes such as changing slopes and twists of the yield curve.  Static simulation models are based on current exposures and assume a constant balance sheet with no new growth.  Dynamic simulation models are also utilized that rely on detailed assumptions regarding changes in existing lines of business, new business, and changes in management and client behavior.  By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time. The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.

At December 31, 2017, our EAR static simulation results indicated that our balance sheet is asset sensitive to parallel shifts in interest rates. This indicates that our assets generally reprice faster than our liabilities, which results in a favorable impact to net interest income when market interest rates increase. Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity and decay rates, and key rate drivers. Because of the inherent use of these estimates and assumptions in the model, our actual results may, and most likely will, differ from our static EAR results. In addition, static EAR results do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates or client behavior. For example, as part of our asset/liability management strategy, management has the ability to increase asset duration and/or decrease liability duration in order to reduce asset sensitivity, or to decrease asset duration and/or increase liability duration in order to increase asset sensitivity.

The following table illustrates the results of our EAR analysis to determine the extent to which our net interest income over the next 12 months would change if prevailing interest rates increased or decreased by the specified amounts.

Net interest income change
Increase 200bp	8.2%
Increase 100bp	4.3
Decrease 100bp	(8.4)
Decrease 200bp	(18.3)

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

Our most liquid assets are comprised of cash and due from banks, available-for-sale marketable investment securities and federal funds sold. The fair value of the available-for-sale investment portfolio was $192.6 million at December 31, 2017. We pledge portions of our investment securities portfolio to secure public fund deposits, derivative positions and Federal Home Loan Bank advances. At December 31, 2017, total investment securities pledged for these purposes comprised 57% of the estimated fair value of the entire investment portfolio, leaving $84.5 million of unpledged securities.

We have a large base of non-maturity customer deposits, defined as demand, savings, and money market deposit accounts. At December 31, 2017, such deposits totaled $912.7 million and represented 82% of our total deposits. Because these deposits are less volatile and are often tied to other products through long lasting relationships they do not put heavy pressure on liquidity.

Other sources of funds available to meet daily needs include FHLB advances. As a member of the FHLB of Cincinnati, the Company has access to credit products offered by the FHLB. The Company views these borrowings as a low cost alternative to other time deposits. At December 31, 2017, available credit from the FHLB totaled $115.0 million. Additionally, we had available federal funds purchased lines with correspondent banks totaling $110.0 million at December 31, 2017.

The principal source of cash for CapStar Financial is dividends paid to it as the sole shareholder of the Bank. At December 31, 2017, the Bank was able to pay up to $19.3 million in dividends to CapStar Financial without regulatory approval subject to the ongoing capital requirements of the Bank.

Accordingly, management believes that our funding sources are at sufficient levels to satisfy our short-term and long-term liquidity needs.

Contractual Obligations

The following table presents additional information about contractual obligations as of December 31, 2017, which by their terms have contractual maturity and termination dates subsequent to December 31, 2017.

Contractual Obligations:	Due in 1 year or less	Due after 1 through 3 years	Due after 3 through 5 years	Due after 5 years	Total
FHLB advances	$70,000	$—	$—	$—	$70,000
Certificates of deposits $100,000 or more	111,125	14,543	14,709	103	140,480
Certificates of deposits less than $100,000	19,042	12,826	3,724	125	35,717
Operating leases	1,179	952	951	11,510	14,592
Total	$201,346	$28,321	$19,384	$11,738	$260,789

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

Our off-balance sheet arrangements are summarized in the following table for the periods indicated.

	Contract or notional amount
	December 31, 2017	December 31, 2016	December 31, 2015
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$584,494	$508,990	$384,837
Standby letters of credit	11,552	10,886	13,450
Total	$596,046	$519,876	$398,287

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

The following table presents a reconciliation of tangible common equity, tangible common equity to total tangible assets and tangible book value per share of common stock to the most directly comparable GAAP financial measures.

	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014	December 31, 2013
Total equity	$146,946	$139,207	$108,586	$102,651	$96,191
Less core deposit intangible	(23)	(71)	(125)	(179)	(233)
Less goodwill	(6,219)	(6,219)	(6,219)	(6,219)	(51)
Less preferred equity	(9,000)	(9,000)	(16,500)	(16,500)	(16,500)
Tangible common equity	$131,704	$123,917	$85,742	$79,753	$79,407

Total assets	$1,344,429	$1,333,675	$1,206,800	$1,128,395	$1,008,709
Less core deposit intangible	(23)	(71)	(125)	(179)	(233)
Less goodwill	(6,219)	(6,219)	(6,219)	(6,219)	(51)
Total tangible assets	$1,338,187	$1,327,385	$1,200,456	$1,121,997	$1,008,425

Total shareholders' equity to total assets	10.93%	10.44%	9.00%	9.10%	9.54%
Tangible common equity ratio	9.84%	9.34%	7.14%	7.11%	7.87%
Total shares of common stock outstanding	11,582,026	11,204,515	8,577,051	8,471,516	8,353,087
Book value per share of common stock	$11.91	$11.62	$10.74	$10.17	$9.54
Tangible book value per share of common stock	11.37	11.06	10.00	9.41	9.51

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Information required by this item is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market and Liquidity Risk Management – Interest Rate Simulation Sensitivity Analysis” and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CapStar Financial Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CapStar Financial Holdings, Inc. and its subsidiary (the “Company”) as of December 31, 2017, 2016 and 2015 and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes to the consolidated financial statements and schedules (collectively, the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, 2016, and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting under PCAOB standards. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Elliott Davis, LLC

We have served as the Company's auditor since 2017.

Franklin, Tennessee

March 8, 2018

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31, 2017	December 31, 2016	December 31, 2015
Assets
Cash and due from banks	$9,506	$9,134	$8,265
Interest-bearing deposits in financial institutions	68,572	54,323	85,190
Federal funds sold	4,719	16,654	6,730
Total cash and cash equivalents	82,797	80,111	100,185
Securities available-for-sale, at fair value	192,621	182,355	173,383
Securities held-to-maturity, fair value of $3,848, $49,731, and $46,459 at December 31, 2017, 2016 and 2015, respectively	3,759	46,864	43,094
Loans held for sale	74,093	42,111	35,729
Loans	947,537	935,251	808,396
Less allowance for loan losses	(13,721)	(11,634)	(10,132)
Loans, net	933,816	923,617	798,264
Premises and equipment, net	5,884	5,350	4,896
Restricted equity securities	8,806	6,032	5,414
Accrued interest receivable	4,084	3,942	3,030
Goodwill	6,219	6,219	6,219
Core deposit intangible	23	71	125
Other real estate owned	—	—	216
Deferred tax assets	6,553	12,956	12,850
Bank owned life insurance	22,479	21,900	21,299
Other assets	3,295	2,147	2,096
Total assets	$1,344,429	$1,333,675	$1,206,800
Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$301,742	$197,788	$190,580
Interest-bearing	274,681	299,621	189,983
Savings and money market accounts	367,246	447,686	437,215
Time	176,197	183,628	220,683
Total deposits	1,119,866	1,128,723	1,038,461
Securities sold under repurchase agreements	—	—	3,755
Federal Home Loan Bank advances	70,000	55,000	45,000
Accrued interest payable	323	212	177
Other liabilities	7,294	10,533	10,821
Total liabilities	1,197,483	1,194,468	1,098,214
Shareholders’ equity:
Series A convertible preferred stock, $1 par value; 5,000,000 shares authorized; 878,049 shares issued and outstanding at December 31, 2017 and 2016; 1,609,756 shares issued and outstanding at December 31, 2015	878	878	1,610
Common stock, voting, $1 par value; 20,000,000 shares authorized; 11,449,465, 11,204,515, and 8,577,051 shares issued and outstanding at December 31, 2017, 2016 and 2015, respectively	11,450	11,205	8,577
Common stock, nonvoting, $1 par value; 5,000,000 shares authorized; 132,561 shares issued and outstanding at December 31, 2017; no shares issued and outstanding at December 31, 2016 or 2015	133	—	—
Additional paid-in capital	118,120	116,143	95,278
Retained earnings	18,892	17,132	8,035
Accumulated other comprehensive loss, net of income tax	(2,527)	(6,151)	(4,914)
Total shareholders’ equity	146,946	139,207	108,586
Total liabilities and shareholders’ equity	$1,344,429	$1,333,675	$1,206,800

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Statements of Income

(Dollars in thousands, except share data)

	Year Ended December 31,
	2017	2016	2015
Interest income:
Loans, including fees	$45,601	$40,213	$34,845
Securities:
Taxable	3,682	3,448	4,153
Tax-exempt	1,244	1,158	1,080
Federal funds sold	41	19	18
Restricted equity securities	396	281	268
Interest-bearing deposits in financial institutions	551	276	140
Total interest income	51,515	45,395	40,504
Interest expense:
Interest-bearing deposits	2,447	1,489	748
Savings and money market accounts	3,188	2,859	2,733
Time deposits	2,445	2,085	2,032
Federal funds purchased	13	22	24
Securities sold under agreements to repurchase	—	1	15
Federal Home Loan Bank advances	1,559	475	179
Total interest expense	9,652	6,931	5,731
Net interest income	41,863	38,464	34,773
Provision for loan losses	12,870	2,829	1,651
Net interest income after provision for loan losses	28,993	35,635	33,122
Noninterest income:
Treasury management and other deposit service charges	1,516	1,108	910
Loan commitment fees	771	1,118	822
Net gain (loss) on sale of securities	(66)	121	55
Tri-Net fees	1,002	125	—
Mortgage banking income	6,238	7,375	5,962
Other noninterest income	1,447	1,237	1,135
Total noninterest income	10,908	11,084	8,884
Noninterest expense:
Salaries and employee benefits	20,400	20,461	19,278
Data processing and software	2,786	2,373	2,317
Professional fees	1,522	1,554	1,469
Occupancy	2,025	1,498	1,538
Equipment	2,071	1,743	1,598
Regulatory fees	1,111	1,091	915
Other operating	3,850	4,409	3,862
Total noninterest expense	33,765	33,129	30,977
Income before income taxes	6,136	13,590	11,029
Income tax expense	4,635	4,493	3,470
Net income	$1,501	$9,097	$7,559
Per share information:
Basic net income per share of common stock	$0.13	$0.98	$0.89
Diluted net income per share of common stock	$0.12	$0.81	$0.73
Weighted average shares outstanding:
Basic	11,280,580	9,328,236	8,538,970
Diluted	12,803,511	11,212,026	10,381,895

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$1,501	$9,097	$7,559
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	4,855	(1,181)	(946)
Reclassification adjustment for (gains) losses included in net income	66	(121)	(55)
Tax effect	(1,884)	499	383
Net of tax	3,037	(803)	(618)
Unrealized losses on securities transferred to held-to-maturity:
Reclassification adjustment for losses included in net income	190	167	167
Tax effect	(73)	(64)	(64)
Net of tax	117	103	103
Unrealized gains (losses) on cash flow hedges:
Unrealized holding losses arising during the period	(72)	(330)	(1,486)
Reclassification adjustment for losses included in net income	863	416	37
Tax effect	(62)	(623)	(117)
Net of tax	729	(537)	(1,566)
Other comprehensive income (loss)	3,883	(1,237)	(2,081)
Comprehensive income	$5,384	$7,860	$5,478

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except share data)

	Preferred	Common stock, voting		Common stock, nonvoting		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	stock	Shares	Amount	Shares	Amount	capital	earnings	loss	equity
Balance December 31, 2014	$1,610	8,471,516	$8,471	—	$—	$94,928	$476	$(2,833)	$102,652
Issuance of restricted common stock, net of forfeitures and withholdings to satisfy employee tax obligations	—	104,535	105	—	—	(105)	—	—	—
Stock-based compensation expense	—	—	—	—	—	438	—	—	438
Excess tax benefit from stock compensation	—	—	—	—	—	8	—	—	8
Exercise of common stock options, net of withholdings to satisfy employee tax obligations	—	1,000	1	—	—	9	—	—	10
Net income	—	—	—	—	—	—	7,559	—	7,559
Other Comprehensive loss	—	—	—	—	—	—	—	(2,081)	(2,081)
Balance December 31, 2015	$1,610	8,577,051	$8,577	—	$—	$95,278	$8,035	$(4,914)	$108,586
Issuance of restricted common stock, net of forfeitures and withholdings to satisfy employee tax obligations	—	99,560	100	—	—	(133)	—	—	(33)
Stock-based compensation expense	—	—	—	—	—	842	—	—	842
Excess tax benefit from stock compensation	—	—	—	—	—	61	—	—	61
Exercise of common stock options, net of withholdings to satisfy employee tax obligations	—	8,125	8	—	—	88	—	—	96
Issuance of common stock	—	1,688,049	1,688	—	—	19,875	—	—	21,563
Conversion of preferred stock	(732)	731,707	732	—	—	—	—	—	—
Exercise of common stock warrants	—	100,023	100	—	—	132	—	—	232
Net income	—	—	—	—	—	—	9,097	—	9,097
Other Comprehensive loss	—	—	—	—	—	—	—	(1,237)	(1,237)
Balance December 31, 2016	$878	11,204,515	$11,205	—	$—	$116,143	$17,132	$(6,151)	$139,207
Issuance of restricted common stock, net of forfeitures and withholdings to satisfy employee tax obligations	—	35,714	36	—	—	(280)	—	—	(244)
Stock-based compensation expense	—	—	—	—	—	1,061	—	—	1,061
Exercise of common stock options, net of withholdings to satisfy employee tax obligations	—	154,050	154	—	—	857	—	—	1,011
Exercise of common stock warrants	—	55,186	55	132,561	133	339	—	—	527
Reclassification of accumulated other comprehensive income due to tax rate change	—	—	—	—	—	—	259	(259)	—
Net income	—	—	—	—	—	—	1,501	—	1,501
Other Comprehensive income	—	—	—	—	—	—	—	3,883	3,883
Balance December 31, 2017	$878	11,449,465	$11,450	132,561	$133	$118,120	$18,892	$(2,527)	$146,946

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$1,501	$9,097	$7,559
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	12,870	2,829	1,651
Accretion of discounts on acquired loans and deferred fees	(1,533)	(1,677)	(2,237)
Depreciation and amortization	450	422	506
Net amortization of premiums on investment securities	1,259	1,527	1,467
Securities (gains) losses, net	66	(121)	(55)
Mortgage banking income	(6,238)	(7,375)	(5,962)
Tri-Net fees	(1,002)	(125)	—
Net (gain) loss on sale of loans	(113)	—	—
Net (gain) loss on disposal of premises and equipment	137	—	(28)
Net (gain) loss on sale of other real estate owned	—	(157)	4
Stock-based compensation	1,061	842	438
Excess tax benefit from stock compensation	—	(61)	(8)
Deferred income tax (benefit) expense	4,385	(295)	508
Origination of loans held for sale	(565,372)	(522,038)	(422,323)
Proceeds from loans held for sale	540,123	523,156	407,941
Net (increase) decrease in accrued interest receivable and other assets	(1,760)	(1,537)	101
Net increase (decrease) in accrued interest payable and other liabilities	(2,448)	1,814	1,091
Net cash provided by (used in) operating activities	(16,614)	6,301	(9,347)
Cash flows from investing activities:
Activities in securities available-for-sale:
Purchases	(30,525)	(81,946)	(57,704)
Sales	46,762	46,700	90,446
Maturities, prepayments and calls	18,828	23,644	28,152
Activities in securities held-to-maturity:
Purchases	—	(5,337)	—
Maturities, prepayments and calls	1,560	1,656	833
Purchase of restricted equity securities	(2,774)	(618)	(349)
Net increase in loans	(20,916)	(126,505)	(95,884)
Purchase of premises and equipment	(1,075)	(814)	(31)
Proceeds from the sale of premises and equipment	3	—	233
Proceeds from sale of other real estate	—	373	355
Net cash provided by (used in) investing activities	11,863	(142,847)	(33,949)
Cash flows from financing activities:
Net increase (decrease) in deposits	(8,857)	90,262	57,404
Proceeds from Federal Home Loan Bank advances	135,000	55,000	25,000
Payments on Federal Home Loan Bank advances	(120,000)	(45,000)	—
Issuance of common stock	—	21,563	—
Exercise of common stock options and warrants, net of repurchase of restricted shares	1,294	295	10
Excess tax benefit from stock compensation	—	61	8
Termination of interest rate swap agreement	—	(1,954)	(1,793)
Net decrease in repurchase agreements	—	(3,755)	(11,082)
Net cash provided by financing activities	7,437	116,472	69,547
Net increase (decrease) in cash and cash equivalents	2,686	(20,074)	26,251
Cash and cash equivalents at beginning of period	80,111	100,185	73,934
Cash and cash equivalents at end of period	$82,797	$80,111	$100,185
Supplemental disclosures of cash paid:
Interest paid	$9,540	$6,897	$5,768
Income taxes	1,047	4,114	2,082
Supplemental disclosures of noncash transactions:
Loans charged off to the allowance for loan and lease losses	$12,769	$1,452	$3,206
Securities transferred from held-to-maturity to available-for-sale	$41,665	$—	$—
Loans transferred from held-for-sale to held-for-investment	$507	$—	$—

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements as of and for the periods ended December 31, 2017, 2016 and 2015 include CapStar Financial Holdings, Inc. and it’s wholly owned subsidiary, CapStar Bank (the “Bank”, together referred to as the “Company”). Significant intercompany transactions and accounts are eliminated in consolidation.  The financial statements as of and for the year ended December 31, 2015 only include CapStar Bank because the share exchange pursuant to which CapStar Financial Holdings, Inc., a bank holding company and a Tennessee corporation, became the parent company of CapStar Bank had not yet taken place.  On February 5, 2016, CapStar Financial Holdings, Inc. acquired all of the Bank’s issued and outstanding shares of common stock, preferred stock, common stock options and warrants, and the Bank became the wholly owned subsidiary of CapStar Financial Holdings, Inc. (the “Share Exchange”).

The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and conform to general practices within the banking industry.

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

Tri-Net Fees

Tri-Net fees represent a new line of business, implemented in the fourth quarter of 2016, which originates, with the intent to sell, commercial real estate loans to third-party investors.  All of these loan sales transfer servicing rights to the buyer.  Realized gains and losses are recognized when legal title of the loan has transferred to the investor and sales proceeds have been received and are reflected in the accompanying statements of income in Tri-Net fees, net of related costs such as commission expenses.  Loans that have not been sold at period end are classified as held for sale on the balance sheet and recorded at the lower of aggregate cost or fair value.  Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

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

Construction and land development loans include loans where the repayment is dependent on the successful operation of the related real estate project. Construction and land development loans include 1-4 family construction projects and commercial construction endeavors such as warehouses, apartments, office and retail space and land acquisition and development.

Commercial and industrial loans include loans to business enterprises issued for commercial, industrial and/or other professional purposes.

Consumer loans include all loans issued to individuals not included in the consumer real estate class.

Other loans include all loans not included in the classes of loans above and leases.

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of purchase premiums and discounts, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

Acquired Loans

Acquired loans are accounted for under the acquisition method of accounting. The acquired loans are recorded at their estimated fair values as of the acquisition date. Fair value of acquired loans is determined using a discounted cash flow model based on assumptions regarding the amount and timing of principal and interest payments, estimated prepayments, estimated default rates, estimated loss severity in the event of defaults, and current market rates. Estimated credit losses are included in the determination of fair value; therefore, an allowance for loan losses is not recorded on the acquisition date.

An acquired loan is considered impaired when there is evidence of credit deterioration since origination and it is probable at the date of acquisition that the Bank will be unable to collect all contractually required payments.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Acquired impaired loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as loan type and risk rating. The Company estimates the amount and timing of expected cash flows for each loan or pool, and the expected cash flows in excess of amount paid (fair value) is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference). Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded as a provision for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.  There are no acquired impaired loans at December 31, 2017.

Acquired non-impaired loans are recorded at their initial fair value and adjusted for subsequent advances, pay downs, amortization or accretion of any premium or discount on purchase, charge-offs and additional provisioning that may be required.

Allowance for Loan losses

The allowance for loan losses (“ALL”) is maintained at a level that management believes to be adequate to absorb expected loan losses inherent in the loan portfolio as of the balance sheet date. The allowance for loan losses is a valuation allowance for estimated credit losses inherent in the loan and lease portfolio, increased by the provision for loan losses and decreased by charge-offs, net of recoveries. Quarterly, the Company estimates the allowance required using peer group loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. The Company’s historical loss experience is based on the actual loss history by class of loan for comparable peer institutions due to the Company’s limited loss history. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries are credited to the allowance for loan losses.

The Company also considers the results of the external independent loan review when assessing the adequacy of the allowance and incorporates relevant loan review results in the loan impairment and overall adequacy of allowance determinations. Furthermore, regulatory agencies periodically review the Company’s allowance for loan losses and may require the Company to record adjustments to the allowance based on their judgment of information available to them at the time of their examinations.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Loans meeting any of the following criteria are individually evaluated for impairment: risk rated substandard (as defined in Note 3), on non-accrual status or past due greater than 90 days. If a loan is impaired, a portion of the allowance is allocated based on the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral less costs to sell if repayment is expected solely from the collateral. Changes to the valuation allowance are recorded as a component of the provision for loan losses.

TDRs are individually evaluated for impairment and included in the separately identified impairment disclosures. TDRs are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral less costs to sell.

General Component

The general component of the allowance for loan losses covers loans that are collectively evaluated for impairment. Large groups of homogeneous loans are collectively evaluated for impairment, and accordingly, they are not included in the separately identified impairment disclosures. The general allowance component also includes loans that are individually identified for impairment evaluation but are not considered impaired. The general component is based on historical loss experience adjusted for current factors. Due to the Company’s limited loss history, the historical loss experience is based on the actual loss history by class of loan for comparable peer institutions.

The Company utilized a 24 quarter look-back period as of December 31, 2015 and a 28 quarter look-back period as of December 31, 2016. Subsequently, the Company increased its look-back period for a total of 33 quarters as of December 31, 2017. In the current economic environment, management believes the extension of the look-back period was necessary in order to capture sufficient loss observations to develop a reliable loss estimate of credit losses.  This extension of the historical look-back period to capture the historical loss experience of peer banks was applied to all classes and segments of our loan portfolio.

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

The Company is the lessee with respect to several office locations. All such leases are accounted for as operating leases within the accompanying financial statements. These leases include rent escalation clauses. The Company expenses the costs associated with these escalating payments over the life of the expected lease term using the straight-line method. As of December 31, 2017, the deferred liability associated with these escalating rentals was approximately $560,000 and is included in other liabilities in the accompanying balance sheets.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

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

Other Real Estate Owned

Other real estate owned (“OREO”) includes assets that have been acquired in satisfaction of debt through foreclosure and are recorded at estimated fair value less the estimated cost of disposition. Fair value is based on independent appraisals and other relevant factors. Valuation adjustments required at foreclosure are charged to the allowance for loan losses. Subsequent to foreclosure, additional losses resulting from the periodic revaluation of the property are charged to other real estate expense. Costs of operating and maintaining the properties and any gains or losses recognized on disposition are also included in other real estate expense. Improvements made to properties are capitalized if the expenditures are expected to be recovered upon the sale of the properties.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The Company’s tax returns remain open to audit under the statute of limitations by the IRS and various states for the years ended December 31, 2014 through 2017.  It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $310,000, $252,000 and $310,000 for the years ended December 31, 2017, 2016 and 2015, respectively.

Off-Balance Sheet Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Derivative Instruments

Derivative instruments are recorded on the balance sheet at their respective fair values. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship. If the derivative instrument is not designated as a hedge, the gain or loss on the derivative instrument is recognized in earnings in the period of change.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, unrealized gains and losses on securities transferred to held to maturity and unrealized gains and losses on cash flow hedges which are also recognized as separate components of equity.  The Bank’s policy is to release the income tax effects of items in accumulated other comprehensive income when the item is realized.

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

Restriction on Cash Balances

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with their applicable Federal Reserve Bank based principally on the type and amount of their deposits. The Bank was required to have a reserve balance of $43,940,000, $40,902,000, and $27,105,000 at December 31, 2017, 2016 and 2015, respectively. The reserve balance that the Bank must maintain at the Federal Reserve Bank of Atlanta is included in interest-bearing deposits in financial institutions as of December 31, 2017, 2016 and 2015.

Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through March 8, 2018, which is the date the financial statements were available to be issued.

Income Per Common Share

Basic net income per share available to common stockholders (“EPS”) is computed by dividing net income available to common stockholders by the weighted average shares of common stock outstanding for the period. Diluted EPS reflects the dilution that could occur if securities or other contracts to issue common stock were exercised or converted. The difference between basic and diluted weighted average shares outstanding is attributable to convertible preferred stock, common stock options and warrants. The dilutive effect of outstanding convertible preferred stock, common stock options and warrants is reflected in diluted EPS by application of the treasury stock method.

For the year ended December 31, 2015, approximately 203,000 of antidilutive stock options were excluded from the diluted earnings per share of common stock calculation under the treasury stock method.  No antidilutive stock options were excluded from calculation for the years ended December 31, 2017 and December 31, 2016.

The following is a summary of the basic and diluted earnings per share calculation for each of the following years (in thousands except share data):

	Year Ended December 31,
	2017	2016	2015
Basic net income per share calculation:
Numerator – Net income	$1,501	$9,097	$7,559
Denominator – Average common shares outstanding	11,280,580	9,328,236	8,538,970
Basic net income per share	$0.13	$0.98	$0.89
Diluted net income per share calculation:
Numerator – Net income	$1,501	$9,097	$7,559
Denominator – Average common shares outstanding	11,280,580	9,328,236	8,538,970
Dilutive shares contingently issuable	1,522,931	1,883,790	1,842,925
Average diluted common shares outstanding	12,803,511	11,212,026	10,381,895
Diluted net income per share	$0.12	$0.81	$0.73

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Recently Issued Accounting Pronouncements

ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance will be effective for the Company for reporting periods beginning after December 15, 2017.

The Company will apply the guidance using a modified retrospective approach.  The Company's revenue is comprised of net interest income and noninterest income. The scope of the guidance explicitly excludes net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives.  Accordingly, the majority of our revenues will not be affected. The Company has performed an assessment of our revenue contracts related to revenue streams that are within the scope of the standard. Our accounting policies will not change materially since the principles of revenue recognition from the ASU are largely consistent with existing guidance and current practices applied by our businesses. We have not identified material changes to the timing or amount of revenue recognition. Based on the updated guidance, we do anticipate changes in our disclosures associated with our revenues. We will provide qualitative disclosures of our performance obligations related to our revenue recognition and we continue to evaluate disaggregation for significant categories of revenue in the scope of the guidance.

ASU 2016-02, Leases

In February 2016, the FASB amended the Leases topic of the Accounting Standards Codification to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted.

We expect to adopt the guidance using the modified retrospective method and practical expedients for transition. The practical expedients allow us to largely account for our existing leases consistent with current guidance except for the incremental balance sheet recognition for lessees. We have started an initial evaluation of our leasing contracts and activities. We have also started developing our methodology to estimate the right-of use assets and lease liabilities, which is based on the present value of lease payments (the December 31, 2017 future minimum lease payments were $14.6 million). We do not expect a material change to the timing of expense recognition, but we are early in the implementation process and will continue to evaluate the impact. We are evaluating our existing disclosures and may need to provide additional information as a result of adoption of the ASU.

ASU 2016-13, Financial Instruments – Credit Losses

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments will be effective for the Company for reporting periods beginning after December 15, 2019. Early adoption is permitted for all organizations for periods beginning after December 15, 2018.

The Company will apply the amendments to the ASU through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. While early adoption is permitted beginning in first quarter 2019, we do not expect to elect that option. We are evaluating the impact of the ASU on our consolidated financial statements. In addition to our allowance for loan losses, we will also record an allowance for credit losses on debt securities instead of applying the impairment model currently utilized. The amount of the adjustments will be impacted by each portfolio's composition and credit quality at the adoption date as well as economic conditions and forecasts at that time.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

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

ASU 2017-12, Derivatives and Hedging:  Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB amended the requirements of the Derivatives and Hedging Topic of the Accounting Standards Codification to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments will be effective for the Company for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The Company adopted this standard December 1, 2017.  However, there was no material effect on the financial statements.

ASU 2018-02, Income Statement: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB Issued (2018-02), Income Statement (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows Companies to reclassify the stranded effects in other comprehensive income to retained earnings as a result of the change in the tax rates under the Tax Reform Act. The Company has opted to early adopt this pronouncement by retrospective application to each period in which the effect of the change in the tax rate under the Tax Cuts and Jobs Act is recognized. The Company made an election to reclassify income tax effects of the Tax Reform Act, amounting to approximately $259,000, from accumulated other comprehensive income to retained earnings. The impact of the reclassification from other comprehensive income to retained earnings is included in the Statement of Changes in Shareholders’ Equity.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 2 – INVESTMENT SECURITIES

Investment securities have been classified in the balance sheet according to management’s intent. The Company’s classification of securities at December 31, 2017, 2016 and 2015 was as follows (in thousands):

	December 31, 2017				December 31, 2016
	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value
Securities available for sale:
U. S. government agency securities	$11,433	$12	$(168)	$11,277	$9,517	$—	$(143)	$9,374
State and municipal securities	51,790	1,430	(222)	52,998	28,480	65	(632)	27,913
Mortgage-backed securities	108,236	40	(1,714)	106,562	126,637	17	(2,059)	124,595
Asset-backed securities	16,575	—	(198)	16,377	21,620	—	(1,147)	20,473
Other debt securities	5,326	81	—	5,407	—	—	—	—
Total	$193,360	$1,563	$(2,302)	$192,621	$186,254	$82	$(3,981)	$182,355
Securities held to maturity:
State and municipal securities	$3,759	$89	$—	$3,848	$36,842	$2,784	$—	$39,626
Mortgage-backed securities	—	—	—	—	4,687	79	—	4,766
Other debt securities	—	—	—	—	5,335	11	(7)	5,339
Total	$3,759	$89	$—	$3,848	$46,864	$2,874	$(7)	$49,731

	December 31, 2015
	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value
Securities available for sale:
U. S. government agency securities	$19,562	$16	$(36)	$19,542
State and municipal securities	13,776	99	(7)	13,868
Mortgage-backed securities	119,828	13	(1,461)	118,380
Asset-backed securities	22,814	—	(1,221)	21,593
Other debt securities	—	—	—	—
Total	$175,980	$128	$(2,725)	$173,383
Securities held to maturity:
State and municipal securities	$37,005	$3,245	$—	$40,250
Mortgage-backed securities	6,089	120	—	6,209
Other debt securities	—	—	—	—
Total	$43,094	$3,365	$—	$46,459

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

During the fourth quarter of 2017, approximately $41,665,000 of held to maturity securities were transferred to the available for sale category.  The Company was able to make the transfer due to early adoption of ASU 2017-12, Derivatives and Hedging:  Targeted Improvements to Accounting for Hedging Activities. The transfers of the securities into the available for sale category from the held to maturity category were made at fair value at the date of transfer.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The amortized cost and fair value of debt and equity securities at December 31, 2017, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in less than one year	$3,909	$3,965	$—	$—
Due one to five years	30,470	31,154	2,383	2,422
Due five to ten years	30,179	30,687	1,376	1,426
Due beyond ten years	3,991	3,876	—	—
Mortgage-backed securities	108,236	106,562	—	—
Asset-backed securities	16,575	16,377	—	—
	$193,360	$192,621	$3,759	$3,848

Results from sales of debt and equity securities were as follows (in thousands):

	Year ended December 31
	2017	2016	2015
Proceeds	$46,830	$33,752	$85,390
Gross gains	121	216	261
Gross losses	(190)	(146)	(206)

The table above does not include activity from maturities, prepayments or calls on debt or equity securities.

Securities with a market value of $111,970,000, $133,297,000 and $146,921,000 at December 31, 2017, 2016 and 2015, respectively, were pledged to collateralize public deposits, derivative positions and Federal Home Loan Bank advances.

At December 31, 2017, 2016 and 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following tables show the Company’s securities with unrealized losses, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or more		Total
December 31, 2017	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
U. S. government agency securities	$7,375	$(90)	$1,912	$(78)	$9,287	$(168)
State and municipal securities	7,490	(106)	5,798	(116)	13,288	(222)
Mortgage-backed securities	29,832	(322)	67,813	(1,392)	97,645	(1,714)
Asset-backed securities	—	—	16,377	(198)	16,377	(198)
Other debt securities	—	—	—	—	—	—
Total temporarily impaired securities	$44,697	$(518)	$91,900	$(1,784)	$136,597	$(2,302)
December 31, 2016
U. S. government agency securities	$9,374	$(143)	$—	$—	$9,374	$(143)
State and municipal securities	20,279	(632)	—	—	20,279	(632)
Mortgage-backed securities	110,563	(1,955)	4,150	(104)	114,713	(2,059)
Asset-backed securities	—	—	20,473	(1,147)	20,473	(1,147)
Other debt securities	2,029	(7)	—	—	2,029	(7)
Total temporarily impaired securities	$142,245	$(2,737)	$24,623	$(1,251)	$166,868	$(3,988)
December 31, 2015
U. S. government agency securities	$13,100	$(36)	$—	$—	$13,100	$(36)
State and municipal securities	3,099	(7)	—	—	3,099	(7)
Mortgage-backed securities	97,154	(1,068)	16,260	(393)	113,414	(1,461)
Asset-backed securities	—	—	21,593	(1,221)	21,593	(1,221)
Total temporarily impaired securities	$113,353	$(1,111)	$37,853	$(1,614)	$151,206	$(2,725)

Declines in the fair value of securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment of available for sale securities related to other factors is recognized in other comprehensive income (loss). In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses shown above are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other than temporarily impaired at December 31, 2017. There were no other-than-temporary impairments for the years ended December 31, 2017, 2016 or 2015.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2017, 2016 and 2015 were as follows (in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015
Commercial real estate	$350,622	$302,322	$251,197
Consumer real estate	102,581	97,015	93,785
Construction and land development	82,586	94,491	52,522
Commercial and industrial	373,248	379,620	353,442
Consumer	6,862	5,974	8,668
Other	31,983	56,796	50,197
Total	947,882	936,218	809,811
Less net unearned income	(345)	(967)	(1,415)
	947,537	935,251	808,396
Allowance for loan losses	(13,721)	(11,634)	(10,132)
	$933,816	$923,617	$798,264

At December 31, 2017, variable-rate and fixed-rate loans totaled $608,128,000 and $339,754,000, respectively. At December 31, 2016, variable-rate and fixed-rate loans totaled $546,848,000 and $389,370,000, respectively.  At December 31, 2015, variable-rate and fixed-rate loans totaled $401,800,000 and $408,011,000, respectively.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following table provides the risk category of loans by applicable class of loans as of December 31, 2017, 2016 and 2015 (in thousands):

	Performing Loans
December 31, 2017	Pass	Special Mention	Substandard	Total Performing	Total Impaired Loans	Total
Commercial real estate	$349,415	$—	$—	$349,415	$1,207	$350,622
Consumer real estate	102,571	—	10	102,581	—	102,581
Construction and land development	82,586	—	—	82,586	—	82,586
Commercial and industrial	349,494	11,193	11,073	371,760	1,488	373,248
Consumer	6,849	—	13	6,862	—	6,862
Other	31,983	—	—	31,983	—	31,983
Total	$922,898	$11,193	$11,096	$945,187	$2,695	$947,882
December 31, 2016
Commercial real estate	$301,012	$—	$—	$301,012	$1,310	$302,322
Consumer real estate	96,722	—	293	97,015	—	97,015
Construction and land development	94,491	—	—	94,491	—	94,491
Commercial and industrial	349,857	11,035	16,419	377,311	2,309	379,620
Consumer	5,958	—	16	5,974	—	5,974
Other	56,796	—	—	56,796	—	56,796
Total	$904,836	$11,035	$16,728	$932,599	$3,619	$936,218
December 31, 2015
Commercial real estate	$249,249	$—	$—	$249,249	$1,948	$251,197
Consumer real estate	93,181	—	—	93,181	604	93,785
Construction and land development	52,522	—	—	52,522	—	52,522
Commercial and industrial	338,106	6,230	9,106	353,442	—	353,442
Consumer	8,543	—	—	8,543	125	8,668
Other	50,197	—	—	50,197	—	50,197
Total	$791,798	$6,230	$9,106	$807,134	$2,677	$809,811

None of the Company’s loans had a risk rating of “Doubtful” as of December 31, 2017, 2016 or 2015.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following tables detail the changes in the ALL for the years ending December 31, 2017, 2016 and 2015 by loan classification (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Year ended December 31, 2017
Balance, beginning of period	$2,655	$1,013	$1,574	$5,618	$76	$698	$11,634
Charged-off loans	—	—	—	(12,769)	—	—	(12,769)
Recoveries	9	—	—	1,865	112	—	1,986
Provision for loan losses	660	50	54	12,495	(97)	(292)	12,870
Balance, end of period	$3,324	$1,063	$1,628	$7,209	$91	$406	$13,721

Year ended December 31, 2016
Balance, beginning of period	$2,879	$968	$914	$4,693	$103	$575	$10,132
Charged-off loans	(350)	—	—	(956)	(146)	—	(1,452)
Recoveries	52	—	—	23	50	—	125
Provision for loan losses	74	45	660	1,858	69	123	2,829
Balance, end of period	$2,655	$1,013	$1,574	$5,618	$76	$698	$11,634

Year ended December 31, 2015
Balance, beginning of period	$1,535	$621	$408	$8,540	$75	$103	$11,282
Charged-off loans	—	(173)	—	(3,033)	—	—	(3,206)
Recoveries	31	68	—	299	7	—	405
Provision for loan losses	1,313	452	506	(1,113)	21	472	1,651
Balance, end of period	$2,879	$968	$914	$4,693	$103	$575	$10,132

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

A breakdown of the ALL and the loan portfolio by loan category at December 31, 2017, 2016 and 2015 follows (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
December 31, 2017
Allowance for Loan Losses:
Collectively evaluated for impairment	$3,324	$1,063	$1,628	$7,109	$91	$406	$13,621
Individually evaluated for impairment	—	—	—	100	—	—	100
Balances, end of period	$3,324	$1,063	$1,628	$7,209	$91	$406	$13,721
Loans:
Collectively evaluated for impairment	$349,415	$102,581	$82,586	$371,760	$6,862	$31,983	$945,187
Individually evaluated for impairment	1,207	—	—	1,488	—	—	2,695
Balances, end of period	$350,622	$102,581	$82,586	$373,248	$6,862	$31,983	$947,882

December 31, 2016
Allowance for Loan Losses:
Collectively evaluated for impairment	$2,655	$1,013	$1,574	$5,118	$76	$698	$11,134
Individually evaluated for impairment	—	—	—	500	—	—	500
Balances, end of period	$2,655	$1,013	$1,574	$5,618	$76	$698	$11,634
Loans:
Collectively evaluated for impairment	$301,012	$97,015	$94,491	$377,311	$5,974	$56,796	$932,599
Individually evaluated for impairment	1,310	—	—	2,309	—	—	3,619
Balances, end of period	$302,322	$97,015	$94,491	$379,620	$5,974	$56,796	$936,218

December 31, 2015
Allowance for Loan Losses:
Collectively evaluated for impairment	$2,314	$968	$914	$4,693	$103	$575	$9,567
Individually evaluated for impairment	565	—	—	—	—	—	565
Balances, end of period	$2,879	$968	$914	$4,693	$103	$575	$10,132
Loans:
Collectively evaluated for impairment	$249,249	$93,181	$52,522	$353,442	$8,543	$50,197	$807,134
Individually evaluated for impairment	1,948	604	—	—	125	—	2,677
Balances, end of period	$251,197	$93,785	$52,522	$353,442	$8,668	$50,197	$809,811

The following table presents the allocation of the ALL for each respective loan category with the corresponding percentage of loans in each category to total loans, net of deferred fees as of December 31, 2017, 2016 and 2015 (dollars in thousands):

	December 31, 2017		December 31, 2016		December 31, 2015
	Amount	Percent of total loans, net of deferred fees	Amount	Percent of total loans, net of deferred fees	Amount	Percent of total loans, net of deferred fees
Commercial real estate	$3,324	0.35%	$2,655	0.28%	$2,879	0.36%
Consumer real estate	1,063	0.11	1,013	0.11	968	0.12
Construction and land development	1,628	0.17	1,574	0.17	914	0.11
Commercial and industrial	7,209	0.76	5,618	0.60	4,693	0.58
Consumer	91	0.01	76	0.01	103	0.01
Other	406	0.04	698	0.07	575	0.07
Total allowance for loan and lease losses	$13,721	1.45%	$11,634	1.24%	$10,132	1.25%

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following table presents information related to impaired loans as of and for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	December 31, 2017			December 31, 2016			December 31, 2015
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial real estate	$1,207	$1,645	$—	$1,310	$1,686	$—	$—	$—	$—
Consumer real estate	—	—	—	—	—	—	604	681	—
Construction and land development	—	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	125	125	—
Other	—	—	—	—	—	—	—	—	—
Subtotal	1,207	1,645	—	1,310	1,686	—	729	806	—
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—	1,948	1,948	565
Consumer real estate	—	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—	—
Commercial and industrial	1,488	2,770	100	2,309	2,921	500	—	—	—
Consumer	—	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—	—
Subtotal	1,488	2,770	100	2,309	2,921	500	1,948	1,948	565
Total	$2,695	$4,415	$100	$3,619	$4,607	$500	$2,677	$2,754	$565

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

The following table presents information related to the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2017		December 31, 2016		December 31, 2015
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate	$1,258	$—	$655	$—	$42	$—
Consumer real estate	—	—	302	—	357	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	594	—
Consumer	—	—	63	—	63	5
Other	—	—	—	—	—	—
Subtotal	1,258	—	1,020	—	1,056	5
With an allowance recorded:
Commercial real estate	—	—	974	—	2,015	—
Consumer real estate	—	—	—	—	262	—
Construction and land development	—	—	—	—	568	—
Commercial and industrial	2,077	—	1,155	44	1,309	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	2,077	—	2,129	44	4,154	—
Total	$3,335	$—	$3,149	$44	$5,210	$5

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

There was no interest income recognized on a cash basis for impaired loans for the years ended December 31, 2017, 2016 or 2015.

Non-accrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. Impaired loans include commercial loans that are individually evaluated for impairment and deemed impaired (i.e., individually classified impaired loans) as well as TDRs for all loan classifications.

The following table presents the aging of the recorded investment in past-due loans as of December 31, 2017, 2016 and 2015 by class of loans (in thousands):

	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total	Loans Not
December 31, 2017	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial real estate	$—	$—	$—	$—	$350,622	$350,622
Consumer real estate	—	—	218	218	102,363	102,581
Construction and land development	—	—	—	—	82,586	82,586
Commercial and industrial	1,967	209	—	2,176	371,072	373,248
Consumer	—	—	13	13	6,849	6,862
Other	—	—	—	—	31,983	31,983
Total	$1,967	$209	$231	$2,407	$945,475	$947,882
December 31, 2016
Commercial real estate	$—	$—	$—	$—	$302,322	$302,322
Consumer real estate	81	282	—	363	96,652	97,015
Construction and land development	—	—	—	—	94,491	94,491
Commercial and industrial	—	—	—	—	379,620	379,620
Consumer	—	—	—	—	5,974	5,974
Other	—	—	—	—	56,796	56,796
Total	$81	$282	$—	$363	$935,855	$936,218
December 31, 2015
Commercial real estate	$—	$—	$1,948	$1,948	249,249	$251,197
Consumer real estate	100	54	616	770	93,015	93,785
Construction and land development	—	—	—	—	52,522	52,522
Commercial and industrial	—	—	—	—	353,442	353,442
Consumer	—	—	125	125	8,543	8,668
Other	—	—	—	—	50,197	50,197
Total	$100	$54	$2,689	$2,843	$806,968	$809,811

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following table presents the recorded investment in non-accrual loans, past due loans over 90 days and accruing and troubled debt restructurings (“TDR”) by class of loans as of December 31, 2017, 2016 and 2015 (in thousands):

		Past Due Over 90	Troubled Debt
	Non-Accrual	Days and Accruing	Restructurings
December 31, 2017
Commercial real estate	$1,207	$—	$1,206
Consumer real estate	—	218	—
Construction and land development	—	—	—
Commercial and industrial	1,488	—	—
Consumer	—	13	—
Other	—	—	—
Total	$2,695	$231	$1,206

December 31, 2016
Commercial real estate	$1,310	$—	$1,272
Consumer real estate	—	—	—
Construction and land development	—	—	—
Commercial and industrial	2,309	—	—
Consumer	—	—	—
Other	—	—	—
Total	$3,619	$—	$1,272

December 31, 2015
Commercial real estate	$1,948	$—	$—
Consumer real estate	616	—	—
Construction and land development	—	—	—
Commercial and industrial	—	—	—
Consumer	125	—	125
Other	—	—	—
Total	$2,689	$—	$125

As of December 31, 2017 and 2016, all loans classified as nonperforming were deemed to be impaired. As of December 31, 2015, a $12,000 loan was on non-accrual status and was not deemed to be impaired.

As of December 31, 2017, 2016 and 2015 the Company had recorded investments in TDR of $1.2 million, $1.3 million and $0.1 million, respectively.  The Company did not allocate a specific allowance for those loans at December 31, 2017, 2016 or 2015 and there were no commitments to lend additional amounts.  Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s loan policy.  Loans accounted for as TDR are individually evaluated for impairment.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following table presents loans by class modified as TDR that occurred during the years ended December 31, 2016 and 2015 (in thousands).  There were no TDR identified during the year ended December 31, 2017.

	Year Ended			Year Ended
	December 31, 2016			December 31, 2015
	Number of contracts	Pre modification outstanding recorded investment	Post modification outstanding recorded investment, net of related allowance	Number of contracts	Pre modification outstanding recorded investment	Post modification outstanding recorded investment, net of related allowance

Commercial real estate	1	$1,948	$1,170	—	$—	$—
Consumer real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	1	125	125
Other	—	—	—	—	—	—
Total	1	$1,948	$1,170	1	$125	$125

The following table presents loans by class modified as TDR for which there was a payment default within twelve months following the modification during the years ended December 31, 2016 and 2015 (in thousands).  There were no TDR for which there was a payment default within the twelve months following the modification during the year ended December 31, 2017.

	Year Ended		Year Ended
	December 31, 2016		December 31, 2015
	Number of contracts	Recorded investment	Number of contracts	Recorded investment

Commercial real estate	—	$—	—	$—
Consumer real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	—	—	1	—
Consumer	1	124	—	—
Other	—	—	—	—
Total	1	$124	1	$—

The consumer loan TDR that subsequently defaulted during the year ended December 31, 2016 had no specific reserve in the ALL and resulted in a $0.1 million charge-off.  The commercial and industrial loan TDR that subsequently defaulted during the year ended December 31, 2015 had a $2.4 million specific reserve in the ALL and resulted in a $2.5 million charge-off.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

Purchased Credit Impaired Loans

At December 31, 2017, 2016 and 2015, the Company had no purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Accretable yield, or income expected to be collected, was as follows for the years ended December 31 (in thousands):

	2017	2016	2015
Balance at January 1	$—	$—	$(190)
New loans purchased	—	—	—
Accretion of income	—	—	499
Reclassifications from nonaccretable difference	—	—	(309)
Disposals	—	—	—
Balance at December 31	$—	$—	$—

Purchased impaired loans had no impact on the ALL for the year ended December 31, 2017 or 2016.  For those purchased impaired loans disclosed above, the Company reduced the allowance for loan losses by $173,000 during the year ended December 31, 2015.

Leases

The Company has entered into various direct finance leases. The leases are reported as part of other loans. The lease terms vary from two to six years. The components of the direct financing leases as of December 31, 2017, 2016 and 2015 were as follows (in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015
Total minimum lease payments receivable	$714	$2,567	$5,215
Less:
Unearned income	(49)	(96)	(321)
Net leases	$665	$2,471	$4,894

The future minimum lease payments receivable under the direct financing leases as of December 31, 2017 were as follows (in thousands):

Year ending December 31:
2018	$235
2019	227
2020	212
2021	40
2022	—
$714

NOTE 4 – PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2017, 2016 and 2015 are summarized as follows (in thousands):

	Range of useful lives	December 31, 2017	December 31, 2016	December 31, 2015
Land	Not applicable	$1,180	$1,180	$1,180
Buildings	39 years	3,586	3,586	3,586
Leasehold improvements	2 to 15 years	777	1,171	1,174
Furniture and equipment	3 to 7 years	2,659	2,055	2,332
Leasehold improvements in process	Not applicable	—	774	—
		8,202	8,766	8,272
Less accumulated depreciation and amortization		(2,318)	(3,416)	(3,376)
		$5,884	$5,350	$4,896

Premises and equipment depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 totaled $401,000, $360,000 and $493,000, respectively.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The Company leases certain properties under noncancelable lease arrangements. The leases have various terms, and maturity dates, including extensions through 2032. The leases have various other terms including payments for common area maintenance, escalation increases over the term of the lease and various renewal options. Rent expense related to these leases for 2017, 2016 and 2015 totaled $1,521,000, $1,016,000 and $1,018,000 respectively.

Future minimum payments under these operating leases as of December 31, 2017 are as follows (in thousands):

Year ending December 31:
2018	$1,179
2019	952
2020	951
2021	968
2022	985
Thereafter	9,557
$14,592

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in goodwill during the years ended December 31, 2017, 2016 and 2015 was as follows (in thousands):

	2017	2016	2015
Beginning of year	$6,219	$6,219	$6,219
Acquired goodwill	—	—	—
Impairment	—	—	—
End of year	$6,219	$6,219	$6,219

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At October 31, 2017, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Acquired Intangible Assets

Acquired intangible assets at December 31, 2017, 2016 and 2015 were as follows (in thousands):

	December 31, 2017		December 31, 2016		December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$287	$(264)	$287	$(216)	$287	$(162)

Aggregate amortization expense was $48,000 for 2017 and $54,000 for 2016 and 2015.

Estimated amortization expense for each of the next five years is as follows (in thousands):

Year ending December 31:
2018	$23
2019	—
2020	—
2021	—
2022	—

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 6 – OTHER REAL ESTATE OWNED

Other real estate owned activity was as follows (in thousands):

	2017	2016	2015
Beginning balance	$—	$216	$575
Loans transferred to other real estate owned	—	—	—
Direct write-downs	—	—	—
Sales of other real estate owned	—	(216)	(359)
End of year	$—	$—	$216

Other real estate owned is presented net of the valuation allowance which is allocated to the specific properties held.

Activity in the valuation allowance was as follows during the years ended December 31, 2017, 2016 and 2015, respectively (in thousands):

	2017	2016	2015
Beginning balance	$—	$450	$450
Additions/(recoveries) charged/(credited) to expense	—	—	—
Reductions from sales of other real estate owned	—	(450)	—
Direct write-downs	—	—	—
End of year	$—	$—	$450

Expenses related to other real estate owned during the years ended December 31, 2017, 2016 and 2015, respectively include (in thousands):

	2017	2016	2015
Net (gain) loss on sales	$—	$(157)	$4
Provision for unrealized losses	—	—	—
Operating expenses, net of rental income	—	14	30
Total	$—	$(143)	$34

NOTE 7 – DEPOSITS

Time deposits that exceed the FDIC deposit insurance limit of $250,000 at December 31, 2017, 2016 and 2015 were $54,460,000, $51,070,000 and $84,248,000, respectively.

Scheduled maturities of time deposits for the next five years and thereafter are as follows (in thousands):

Maturity:
2018	$130,001
2019	20,489
2020	6,893
2021	2,893
2022	15,696
Thereafter	225
$176,197

At December 31, 2017, 2016 and 2015, the Company had $19,000, $41,000 and $216,000, respectively of deposit accounts in overdraft status that were reclassified to loans in the accompanying balance sheets.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 8 – FEDERAL HOME LOAN BANK ADVANCES

The Company had outstanding borrowings totaling $70,000,000, $55,000,000 and $45,000,000 at December 31, 2017, 2016 and 2015, respectively, via various advances. These advances are non-callable; interest payments are due monthly, with principal due at maturity.

The following is a summary of the contractual maturities and average effective rates of outstanding advances (dollars in thousands):

	December 31, 2017		December 31, 2016		December 31, 2015
Year	Amount	Interest Rates	Amount	Interest Rates	Amount	Interest Rates
2016	$—	—	$—	—	$45,000	0.57%
2017	—	—	55,000	0.80%	—	—
2018	70,000	1.66%	—	—	—	—
2019	—	—	—	—	—	—
2020	—	—	—	—	—	—
2021	—	—	—	—	—	—
2022	—	—	—	—	—	—
Thereafter	—	—	—	—	—	—
Total	$70,000	1.66%	$55,000	0.80%	$45,000	0.57%

Advances from the FHLB are collateralized by investment securities with a market value of $4.1 million, FHLB stock and certain commercial and residential real estate mortgage loans totaling $397.4 million under a blanket mortgage collateral agreement.  At December 31, 2017, the amount of available credit from the FHLB totaled $115.0 million.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 9 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended December 31, 2017, 2016 and 2015 (in thousands):

		Unrealized Gains	Unrealized
	Gains and	and Losses	Losses on
	Losses on	on Available	Securities
	Cash Flow	for Sale	Transferred to
Year Ended December 31, 2017	Hedges	Securities	Held to Maturity	Total
Beginning Balance	$(4,241)	$(698)	$(1,212)	$(6,151)
Other comprehensive income (loss) before reclassification, net of tax	1,499	3,077	235	4,811
Amounts reclassified for securities transferred from held-to-maturity to available-for-sale	—	(1,086)	1,086	—
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(770)	(41)	(117)	(928)
Net current period other comprehensive income (loss)	729	1,950	1,204	3,883
Reclassification of accumulated other comprehensive income due to tax rate change	(167)	(90)	(2)	(259)
Ending Balance	$(3,679)	$1,162	$(10)	$(2,527)

Year Ended December 31, 2016
Beginning Balance	$(3,704)	$105	$(1,315)	$(4,914)
Other comprehensive income (loss) before reclassification, net of tax	(121)	(878)	206	(793)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(416)	75	(103)	(444)
Net current period other comprehensive income (loss)	(537)	(803)	103	(1,237)
Ending Balance	$(4,241)	$(698)	$(1,212)	$(6,151)

Year Ended December 31, 2015
Beginning Balance	$(2,139)	$724	$(1,418)	$(2,833)
Other comprehensive income (loss) before reclassification, net of tax	(1,542)	(653)	206	(1,989)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(23)	34	(103)	(92)
Net current period other comprehensive income (loss)	(1,565)	(619)	103	(2,081)
Ending Balance	$(3,704)	$105	$(1,315)	$(4,914)

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following were significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2017, 2016 and 2015 (in thousands):

				Affected Line Item
Details about Accumulated Other	Year Ended	Year Ended	Year Ended	in the Statement Where
Comprehensive Income Components	December 31, 2017	December 31, 2016	December 31, 2015	Net Income is Presented
Unrealized losses on cash flow hedges	$(430)	$(151)	$(37)	Interest expense - money market
	(429)	(265)	—	Interest expense - Federal Home Loan Bank advances
	89	—	14	Income tax benefit
	$(770)	$(416)	$(23)	Net of tax
Unrealized gains and (losses) on available-for-sale securities	$(66)	$121	$55	Net gain (loss) on sale of securities
	25	(46)	(21)	Income tax (expense) benefit
	$(41)	$75	$34	Net of tax
Unrealized losses on securities transferred to held-to-maturity	$(190)	$(167)	$(167)	Interest income - securities
	73	64	64	Income tax benefit
	$(117)	$(103)	$(103)	Net of tax

NOTE 10 – INCOME TAXES

The components of income tax expense are summarized as follows (in thousands):

	2017	2016	2015
Current:
Federal	$214	$4,029	$2,794
State	36	759	168
	250	4,788	2,962
Deferred:
Federal	4,218	(395)	314
State	167	100	194
	4,385	(295)	508
Total	$4,635	$4,493	$3,470

A reconciliation of actual income tax expense in the financial statements to the “expected” tax expense (computed by applying the statutory federal income tax rate of 34% to income before income taxes) for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	2017	2016	2015
Computed "expected" tax expense	$2,086	$4,621	$3,750
State income taxes, net of effect of federal income taxes	134	567	239
Tax-exempt interest income	(418)	(394)	(367)
Earnings on bank owned life insurance contracts	(197)	(204)	(213)
Disallowed expenses	86	60	71
Excess tax benefits related to stock compensation	(632)	—	—
Write-down of deferred tax assets due to tax reform	3,562	—	—
Other	14	(157)	(10)
Total	$4,635	$4,493	$3,470

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

As a result of the Tax Cuts and Jobs Act of 2017 that was signed into law December 2017, the Company revalued its net deferred tax asset position. This revaluation resulted in a $3.6 million decrease in net deferred tax assets and a corresponding increase to income tax expense for the year ended December 31, 2017.

Significant items that gave rise to deferred taxes at December 31, 2017, 2016 and 2015 were as follows (in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015
Deferred tax assets:
Allowance for loan losses	$3,227	$4,320	$3,787
Depreciation	—	326	341
Net operating loss carryforward	843	1,548	1,705
Organization and preopening costs	557	987	1,142
Stock-based compensation	672	1,071	941
Acquired loans	124	224	401
Acquired deposits	22	60	109
Nonaccrual interest	25	39	60
Write-downs of other real estate	—	—	171
Accrued incentive compensation	—	688	694
Reserve for contingencies	496	1,061	462
Accrued contributions	169	197	140
Unrealized loss on securities available-for-sale	193	1,493	995
Unrealized loss on securities held-to-maturity	4	752	816
Cash flow hedge	359	588	1,209
Accrued vacation	45	54	53
Other	134	51	75
Deferred tax assets	6,870	13,459	13,101
Deferred tax liabilities:
Prepaid expenses	134	133	—
Depreciation	39	—	—
Goodwill	138	343	204
Amortization of core deposit intangible	6	27	47
Deferred tax liabilities	317	503	251
Net deferred tax asset	$6,553	$12,956	$12,850

At December 31, 2017, the Company had federal net operating loss carryforwards of approximately $4,013,000, which expire at various dates from 2030 to 2032. Deferred tax assets are fully recognized because the benefits are more likely than not to be realized based on management’s estimation of future taxable earnings.

There were no significant unrecognized income tax benefits as of December 31, 2017, 2016 or 2015. As of December 31, 2017, 2016 and 2015 the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following table sets forth outstanding financial instruments whose contract amounts represent credit risk as of December 31, 2017, 2016 and 2015 (in thousands):

	Contract or notional amount
	December 31, 2017	December 31, 2016	December 31, 2015
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$584,494	$508,990	$384,837
Standby letters of credit	11,552	10,886	13,450
Total	$596,046	$519,876	$398,287

The Company is party to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims as of December 31, 2017, will not have a material impact on the financial statements of the Company.

NOTE 12 – CONCENTRATION OF CREDIT RISK

Substantially all of the Company’s loans, commitments, and standby letters of credit have been granted to customers in the Company’s market area. The concentrations of credit by type of loan are set forth in Note 3 to the financial statements.

At December 31, 2017, 2016 and 2015, the Company’s cash and due from banks, federal funds sold and interest-bearing deposits in financial institutions aggregated $38,000,000, $25,000,000 and $14,000,000, respectively, in excess of insured limits.

NOTE 13 – REGULATORY MATTERS AND RESTRICTIONS ON DIVIDENDS

The Company and the Bank are subject to regulatory capital requirements administered by the Federal Reserve and the Bank is also subject to the regulatory capital requirements of the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that could, in that event, have a material adverse effect on the institutions’ financial statements. The relevant regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting principles. The capital classifications of the Company and the Bank are also subject to qualitative judgments by their regulators about components, risk weightings, and other factors. Those qualitative judgments could also affect the capital status of the Company and the Bank and the amount of dividends the Company and the Bank may distribute. The final rules implementing the Basel Committee on Companying Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2017, the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

At December 31, 2017, 2016 and 2015, the Company and the Bank were well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification that management believes have changed the Company’s or the Bank’s category.

The Company’s and the Bank’s capital amounts and ratios are presented in the following table (dollars in thousands).  Only the Bank’s capital amounts and ratios are presented at December 31, 2015 because the share exchange had not yet occurred.

	Actual		Minimum capital requirement (1)		Minimum to be well-capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2017:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$156,176	12.5%	$99,932	8.0%	$ N/A	N/A
CapStar Bank	142,138	11.4	99,928	8.0	124,909	10.0
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	142,276	11.4	74,949	6.0	N/A	N/A
CapStar Bank	128,238	10.3	74,946	6.0	99,928	8.0
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	133,445	10.7	56,212	4.5	N/A	N/A
CapStar Bank	111,907	9.0	56,209	4.5	81,191	6.5
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	142,276	10.7	53,218	4.0	N/A	N/A
CapStar Bank	128,238	9.6	53,215	4.0	66,519	5.0
At December 31, 2016:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$149,616	12.6%	$95,028	8.0%	$ N/A	N/A
CapStar Bank	126,718	10.7	95,028	8.0	118,785	10.0
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	137,909	11.6	71,271	6.0	N/A	N/A
CapStar Bank	115,011	9.7	71,271	6.0	95,028	8.0
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	129,528	10.9	53,453	4.5	N/A	N/A
CapStar Bank	99,130	8.3	53,453	4.5	77,210	6.5
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	137,909	10.5	52,727	4.0	N/A	N/A
CapStar Bank	115,011	8.7	52,727	4.0	65,909	5.0
At December 31, 2015:
Total capital to risk-weighted assets:	$116,047	11.4%	$81,224	8.0%	$101,530	10.0%
Tier I capital to risk-weighted assets:	105,749	10.4	60,918	6.0	81,224	8.0
Common equity Tier 1 capital to risk weighted assets:	90,272	8.9	45,688	4.5	65,994	6.5
Tier I capital to average assets:	105,749	9.3	45,328	4.0	56,660	5.0

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

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

Based on these regulations, the Bank was eligible to pay $19.3 million, $22.1 million and $19.0 million of dividends as of December 31, 2017, 2016 and 2015, respectively. The Bank paid the Company $1.5 million of dividends during 2016.  No dividend payments were made by the Company during 2017.

NOTE 14 – NONVOTING AND SERIES A PREFERRED STOCK AND STOCK WARRANTS

Nonvoting Common Stock

The Company has authorized 5,000,000 shares of its common stock as nonvoting common stock. The nonvoting common stock has the same rights and privileges as the common stock other than the nonvoting designation. Under certain conditions, as outlined in the Company’s charter, the nonvoting stock may be converted, on a one-to-one basis, to common stock. In conjunction with the Company’s initial public offering, 79,166 shares of nonvoting common stock were issued and simultaneously converted to common stock on a one-to-one basis as further described under “Warrants” below.  At December 31, 2017 there were 132,561 shares of nonvoting common stock outstanding.  There were no shares of nonvoting common stock outstanding as of December 31, 2016 or 2015.

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

Warrants

In conjunction with the issuance of the 1,609,756 shares of the Series A Preferred Stock, the holders of such stock were issued 500,000 warrants to purchase shares of the Company’s nonvoting common stock at a purchase price of $10.25 per share. The warrants are exercisable at any time and expire ten years from the date of grant of July 14, 2008. As of December 31, 2017, 500,000 warrants have been exercised on a cashless basis, resulting in the issuance of 211,727 shares of nonvoting common stock.  During 2016, 79,166 shares of nonvoting common stock were converted to common stock on a one-to-one basis.  As of December 31, 2017, none of these warrants remain outstanding.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

As part of the initial capital issuance in 2008, each organizer of the Company (“Organizers”) who became a director of the Company received a warrant to purchase, at the purchase price of $10.00 per share, 10,000 shares of the Company’s common stock. These warrants were issued in compliance with the FDIC’s policy on noncash compensation in recognition of the Organizers considerable contribution of time, expertise, and capital. The Company issued warrants to purchase 60,000 shares of common stock to these organizers. The warrants expire ten years from date of grant of July 14, 2008. As of December 31, 2017, no warrants have been exercised and 60,000 warrants remain outstanding.

In addition, each subscriber for shares who is a Tennessee resident or any entity controlled by a Tennessee resident and invested a minimum of $500,000 in the offering, received a warrant to purchase additional shares of common stock equal to 5% of accepted subscriptions at the purchase price of $10.00 per share. The Company issued warrants to purchase 238,319 shares of common stock to these subscribers. The warrants expire ten years from date of grant of July 14, 2008. As of December 31, 2017, 84,450 of these warrants have been exercised and 153,869 warrants remain outstanding.

NOTE 15 – SHAREHOLDERS’ AGREEMENT

On August 22, 2016, the Company entered into the Second Amended and Restated Shareholders’ Agreement (the “SARSA”) with certain of its shareholders. Other than with respect to registration rights and rights and obligations with respect to indemnification, the SARSA will remain in effect until June 30, 2018 unless earlier terminated by the shareholders that are party to the SARSA. Among other matters, the SARSA (i) permits Corsair III Financial Services Capital Partners, L.P. and Corsair III Financial Services Offshore 892 Partners, L.P. (the “Corsair Funds”) to recommend one nominee to the Nominating, Governance and Community Affairs Committee of the boards of directors of the Company and our bank for election to such boards, subject to any required regulatory and shareholder approvals, (ii) provides “demand” registration rights to the Corsair Funds and those shareholders, other than the Corsair Funds, that hold, individually or in the aggregate, at least 500,000 shares of registrable securities and (iii) provides “piggyback” registration rights to all shareholders that are parties to the SARSA.

NOTE 16 – STOCK OPTIONS AND RESTRICTED SHARES

During 2008, the board of directors of the Company approved the CapStar Bank 2008 Stock Incentive Plan. Following the formation of CapStar Financial Holdings, Inc. in 2016, and in connection with the Share Exchange, the outstanding awards of restricted stock and stock options under the CapStar Bank 2008 Stock Incentive Plan were exchanged for similar awards of restricted stock and stock options issued by CapStar Financial Holdings, Inc. under the Stock Incentive Plan (the “Plan”), which the board of directors adopted in 2016. The Plan provides for the grant of stock-based incentives, including stock options, restricted stock units, performance awards and restricted stock, to employees, directors and service providers that are subject to forfeiture until vesting conditions have been satisfied by the award recipient under the terms of the award. The Plan is intended to help align the interests of employees and our shareholders and reward our employees for improved Company performance. The Plan reserved 1,569,475 shares of stock for issuance of stock incentives. Stock incentives include both restricted stock and stock option grants. Total shares issuable under the plan are 154,867 at December 31, 2017.

The Company has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows (in thousands):

	For the year ended December 31,
	2017	2016	2015
Stock-based compensation expense before income taxes	$1,061	$842	$438
Less: deferred tax benefit	(406)	(322)	(168)
Reduction of net income	$655	$520	$270

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Restricted Shares

Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The recipients have the right to vote and receive dividends but cannot sell, transfer, assign, pledge, hypothecate, or otherwise encumber the restricted stock until the shares have vested. Restricted shares fully vest on the third anniversary of the grant date. A summary of the changes in the Company’s nonvested restricted shares for 2017 follows:

		Weighted
		Average
	Restricted	Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at beginning of period	199,641	$12.34
Granted	52,233	19.16
Vested	(61,021)	12.37
Forfeited	(3,600)	13.57
Nonvested at end of period	187,253	$14.21

As of December 31, 2017, there was $1,625,000 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the years ended December 31, 2017, 2016 and 2015 was $1,174,000, $513,000 and $184,000, respectively.

Stock Options

Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant. Option awards generally have a three year vesting period and a ten year contractual term.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the table below. Expected volatility is based on calculations performed by management using industry data. The Company’s expected dividend yield is 0.00% because the Company has no current plans to pay dividends. The expected term of options granted was calculated using the “simplified” method for plain vanilla options as permitted under authoritative literature. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of options granted was determined using the following weighted average assumptions as of the grant date.  There were no options granted during 2017.

	2016	2015
Dividend yield	—	—
Expected term (in years)	7.48	7.29
Expected stock price volatility	17.20%	21.26%
Risk-free interest rate	1.66%	1.86%
Pre-vest forfeiture rate	10.25%	10.33%

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

A summary of the activity in stock options for 2017 follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at beginning of period	1,006,000	$10.48
Granted	—	—
Exercised	(201,200)	10.01
Forfeited or expired	—	—
Outstanding at end of period	804,800	$10.59	2.4
Fully vested and expected to vest	800,590	$10.50	2.4
Exercisable at end of period	756,050	$10.50	2.1

Information related to stock options during 2017, 2016 and 2015 follows:

	2017	2016	2015
Intrinsic value of options exercised	$2,010,536	$53,756	$1,410
Cash received from option exercises	2,013,840	96,306	10,000
Tax benefit realized from option exercises	774,056	20,583	900
Weighted average fair value of options granted	—	3.16	3.20

As of December 31, 2017, there was $102,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.6 years.

NOTE 17 – EMPLOYMENT CONTRACTS

The Company has entered into employment contracts with certain senior executives with various expiration dates. Most of the contracts have an option for annual renewal by mutual agreement. The agreements specify that in certain terminating events the Company will be obligated to provide certain benefits and pay each of the senior executives severance based on their annual salaries. These terminating events include termination of employment without “Cause” (as defined in the agreements) or in certain other circumstances specified in the agreements.

NOTE 18 – EMPLOYEE BENEFIT PLANS

The Company has a Retirement Savings 401(k) Plan in which employees may participate. The Company has elected a safe harbor 401(k) plan and as such is required to make an annual contribution of 3% of the employees’ salaries annually. An employee does not have to contribute to receive the employer contribution. In addition, the Company may make an additional discretionary contribution up to 6% of the employees’ salaries annually. For the years ended December 31, 2017, 2016 and 2015, the Company contributed $550,000, $536,000 and $469,000, respectively, to the 401(k) Plan.

The Company also has a Health Reimbursement Plan in place to offset the cost of healthcare deductibles for employees. At the end of the year, up to one-half of the unused balance in the employee’s account will be available for the following year up to a maximum of the deductible for that employee.

NOTE 19 – DERIVATIVE INSTRUMENTS

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Interest Rate Swaps Designated as Cash Flow Hedges

Forward starting interest rate swaps with notional amounts totaling $20 million as of December 31, 2017 and 2016 and $35 million as of December 31, 2015, were designated as cash flow hedges of certain liabilities and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

Summary information about the interest-rate swaps designated as cash flow hedges was as follows (dollars in thousands):

	December 31, 2017	December 31, 2016	December 31, 2015
Notional amounts	$20,000	$20,000	$35,000
Weighted average pay rates	3.54%	3.54%	3.67%
Weighted average receive rates	3 month LIBOR	3 month LIBOR	3 month LIBOR
Weighted average maturity	5.5 years	6.5 years	7.4 years
Fair value	$(1,375)	$(1,535)	$(3,158)
Amount of unrealized loss recognized in accumulated other comprehensive income, net of tax	$(849)	$(947)	$(1,949)

Cash flows began on these forward starting interest rate swaps in 2017.  As such, $233,000  of interest expense was recorded on these swap transactions during 2017.

Pursuant to its interest rate swap agreements, the Company pledged collateral to the counterparties in the form of investment securities with a carrying value of $2,503,000 at December 31, 2017. There was no collateral posted from the counterparties to the Company as of December 31, 2017. It is possible that the Company may need to post additional collateral in the future or that the counterparties may be required to post collateral to the Company in the future.

Other Interest Rate Swaps

The Company also enters into swaps to facilitate customer transactions and meet their financing needs. Upon entering into these transactions the Company enters into offsetting positions with large U.S. financial institutions in order to minimize risk to the Company. A summary of the Company’s customer related interest rate swaps is as follows (in thousands):

	December 31, 2017		December 31, 2016		December 31, 2015
	Notional	Estimated	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value	amount	fair value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$41,863	$55	$41,254	$460	$45,675	$(726)
Pay variable/receive fixed swaps	41,863	(55)	41,254	(460)	45,675	726
Total	$83,726	$—	$82,508	$—	$91,350	$—

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 20 – RELATED PARTY

The Company may enter into loan transactions with certain directors, executive officers, significant shareholders, and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with persons not affiliated with the Company, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. None of these loans were impaired at December 31, 2017, 2016 or 2015. Activity within these loans during the years ended December 31, 2017, 2016 and 2015 was as follows (in thousands):

	Total commitment	Total funded commitment
Year ended December 31, 2017
Beginning of period	$31,076	$20,325
New commitments/draw downs	21,203	4,320
Repayments	(2,870)	(2,755)
End of period	$49,409	$21,890

Year ended December 31, 2016
Beginning of period	$27,501	$17,770
New commitments/draw downs	4,805	4,692
Repayments	(1,230)	(2,137)
End of period	$31,076	$20,325

Year ended December 31, 2015
Beginning of period	$27,484	$20,067
New commitments/draw downs	17	1,966
Repayments	—	(4,263)
End of period	$27,501	$17,770

Deposits from directors, executive officers, significant shareholders and their affiliates at December 31, 2017, 2016 and 2015 were $10.8 million, $8.8 million and $12.7 million, respectively.

One director provided consulting services to the Company. The Company incurred $10,000, $19,000 and $19,000 of expense related to these services in 2017, 2016 and 2015, respectively. In addition, the Company also paid approximately $95,000 to a shareholder of the Company for the lease of one of the Bank’s branches in 2017, 2016 and 2015.

NOTE 21 – FAIR VALUE

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

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

Other Real Estate Owned : Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Appraisals may be adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and/or management’s expertise and knowledge of the collateral. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.  The Company had no other real estate owned at December 31, 2017 or 2016.

Loans Held For Sale: Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 2). There were no loans held for sale carried at fair value at December 31, 2017 or 2016.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair value measurements at December 31, 2017
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. government-sponsored agencies	$11,277	$—	$11,277	$—
Obligations of states and political subdivisions	52,998	—	52,998	—
Mortage-backed securities-residential	106,562	—	106,562	—
Asset-backed securities	16,377	—	16,377	—
Other debt securities	5,407	—	5,407	—
Total securities available-for-sale	$192,621	$—	$192,621	$—
Derivatives:
Interest rate swaps - customer related	$184	$—	$184	$—
Liabilities:
Derivatives:
Interest rate swaps - customer related	$(184)	$—	$(184)	$—
Interest rate swaps - cash flow hedges	(1,375)	—	(1,375)	—
Total derivatives	$(1,559)	$—	$(1,559)	$—

	Fair value measurements at December 31, 2016
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. government-sponsored agencies	$9,374	$—	$9,374	$—
Obligations of states and political subdivisions	27,913	—	27,913	—
Mortage-backed securities-residential	124,595	—	124,595	—
Asset-backed securities	20,473	—	20,473	—
Total securities available-for-sale	$182,355	$—	$182,355	$—
Derivatives:
Interest rate swaps - customer related	$460	$—	$460	$—
Liabilities:
Derivatives:
Interest rate swaps - customer related	$(460)	$—	$(460)	$—
Interest rate swaps - cash flow hedges	(1,535)	—	(1,535)	—
Total derivatives	$(1,995)	$—	$(1,995)	$—

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

	Fair value measurements at December 31, 2015
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. government-sponsored agencies	$19,542	$—	$19,542	$—
Obligations of states and political subdivisions	13,868	—	13,868	—
Mortage-backed securities-residential	118,380	—	118,380	—
Asset-backed securities	21,593	3,526	18,067	—
Total securities available-for-sale	$173,383	$3,526	$169,857	$—
Derivatives:
Interest rate swaps - customer related	$726	$—	$726	$—
Liabilities:
Derivatives:
Interest rate swaps - customer related	$(726)	$—	$(726)	$—
Interest rate swaps - cash flow hedges	(3,158)	—	(3,158)	—
Total derivatives	$(3,884)	$—	$(3,884)	$—

Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

Fair value measurements at December 31, 2017
Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(level 1)	(level 2)	(level 3)
Assets:
Impaired loans:
Commercial and industrial	$1,388	$—	$—	$1,388

Fair value measurements at December 31, 2016
Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(level 1)	(level 2)	(level 3)
Assets:
Impaired loans:
Commercial and industrial	$1,809	$—	$—	$1,809

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Fair value measurements at December 31, 2015
Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(level 1)	(level 2)	(level 3)
Assets:
Impaired loans:
Commercial and industrial	$1,383	$—	$—	$1,383
Other real estate owned:
Construction and land development	216	—	—	216

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis at December 31, 2017, 2016 and 2015 (dollars in thousands):

				Range
	Fair	Valuation	Unobservable	(Weighted-
December 31, 2017	Value	Technique(s)	Input(s)	Average)
Impaired loans:
Commercial and industrial	$1,388	Sales comparison approach	Appraisal discounts	15%

				Range
	Fair	Valuation	Unobservable	(Weighted-
December 31, 2016	Value	Technique(s)	Input(s)	Average)
Impaired loans:
Commercial and industrial	$1,809	Sales comparison approach	Appraisal discounts	20%

				Range
	Fair	Valuation	Unobservable	(Weighted-
December 31, 2015	Value	Technique(s)	Input(s)	Average)
Impaired loans:
Commercial real estate	$1,383	Sales comparison approach	Appraisal discounts	20%
Other real estate:
Construction and land development	216	Sales comparison approach	Appraisal discounts	15%

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The carrying value and estimated fair values of the Company’s financial instruments at December 31, 2017, 2016 and 2015 were as follows (in thousands):

	December 31, 2017		December 31, 2016
	Carrying		Carrying		Fair value
	amount	Fair value	amount	Fair value	level of input
Financial assets:
Cash and due from banks, interest-bearing deposits in financial institutions	$78,078	$78,078	$63,456	$63,456	Level 1
Federal funds sold	4,719	4,719	16,654	16,654	Level 1
Securities available-for-sale	192,621	192,621	182,355	182,355	Level 2
Securities held-to-maturity	3,759	3,848	46,864	49,731	Level 2
Loans held for sale	74,093	75,549	42,111	42,302	Level 2
Restricted equity securities	8,806	N/A	6,032	N/A	N/A
Loans, net of unearned income	947,537	944,037	935,251	934,628	Level 3
Accrued interest receivable	4,084	4,084	3,942	3,942	Level 2
Bank owned life insurance	22,479	22,479	21,900	21,900	Level 2
Other assets	184	184	460	460	Level 2
Financial liabilities:
Deposits	1,119,866	1,065,669	1,128,723	1,088,758	Level 3
Federal Home Loan Bank advances	70,000	69,980	55,000	54,989	Level 2
Accrued interest payable	323	323	212	212	Level 2
Other liabilities	3,349	3,349	5,349	5,349	Level 3

	December 31, 2015
	Carrying		Fair value
	amount	Fair value	level of input
Financial assets:
Cash and due from banks, interest-bearing deposits in financial institutions	$93,455	$93,455	Level 1
Federal funds sold	6,730	6,730	Level 1
Securities available-for-sale	173,383	173,383	Level 2
Securities held-to-maturity	43,094	46,459	Level 2
Loans held for sale	35,729	36,552	Level 2
Restricted equity securities	5,414	N/A	N/A
Loans, net of unearned income	798,264	806,030	Level 3
Accrued interest receivable	3,030	3,030	Level 2
Bank owned life insurance	21,299	21,299	Level 2
Other assets	726	726	Level 2
Financial liabilities:
Deposits	1,038,460	1,035,978	Level 3
Securities sold under repurchase agreements	3,755	3,755	Level 1
Federal Home Loan Bank advances	45,000	44,926	Level 2
Accrued interest payable	177	177	Level 2
Other liabilities	6,536	6,536	Level 3

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

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

NOTE 22 – PARENT COMPANY ONLY FINANCIAL INFORMATION

The following information presents the condensed balance sheet, statement of income, and cash flows of CapStar Financial Holdings, Inc. as of and for the year ended December 31, 2017 and 2016 (in thousands).  CapStar Financial Holdings, Inc. had no activity until the Share Exchange in February 2016, as described in Note 1.

Condensed Balance Sheets

	December 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$14,108	$22,952
Investment in consolidated subsidiary	132,909	116,310
Other assets	61	—
Total assets	$147,078	$139,262
Liabilities and Shareholders’ Equity
Other liabilities	$132	55
Total shareholders’ equity	146,946	139,207
Total liabilities and shareholders’ equity	$147,078	$139,262

Condensed Income Statements

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Income - dividends from subsidiary	$—	$1,500
Expenses	879	742
Income before income taxes and equity in undistributed net income of subsidiary	(879)	758
Income tax benefit	(256)	(259)
Income (loss) before equity in undistributed net income of subsidiary	(623)	1,017
Equity in undistributed net income of subsidiary	2,124	7,366
Net income	$1,501	$8,383

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2017	December 31, 2016
Cash flows from operating activities:
Net income	$1,501	$8,383
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Increase in other assets	(62)	—
Increase in other liabilities	77	55
Excess tax benefit from stock compensation	—	(61)
Equity in undistributed net income of subsidiary	(2,124)	(7,366)
Net cash provided by (used in) operating activities	(608)	1,011
Cash flows from investing activities:
Investments in subsidiary	(10,000)	—
Net cash used in investing activities	(10,000)	—
Cash flows from financing activities:
Issuance of common stock	—	21,563
Exercise of common stock options and warrants, net of repurchase of restricted shares	1,764	317
Excess tax benefit from stock compensation	—	61
Net cash provided by financing activities	1,764	21,941
Net increase (decrease) in cash and cash equivalents	(8,844)	22,952
Cash and cash equivalents at beginning of period	22,952	—
Cash and cash equivalents at end of period	$14,108	$22,952

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 23 – QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following is a summary of quarterly financial results (unaudited) for 2017, 2016 and 2015:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2017
Interest income	$11,979	$12,891	$13,521	$13,124
Interest expense	2,047	2,320	2,678	2,606
Net interest income	9,932	10,571	10,843	10,518
Provision for loan and lease losses	3,405	9,690	(195)	(30)
Net interest income after provision for loan and lease losses	6,527	881	11,038	10,548
Noninterest income	2,133	2,666	3,372	2,736
Noninterest expense	8,376	8,217	8,475	8,699
Net income (loss) before income tax expense	284	(4,670)	5,935	4,585
Income tax expense (benefit)	(47)	(1,328)	1,516	4,494
Net income (loss)	$331	$(3,342)	$4,419	$91
Net income (loss) per share, basic	$0.03	$(0.30)	$0.39	$0.01
Net income (loss) per share, diluted	$0.03	$(0.26)	$0.35	$0.01
2016
Interest income	$10,598	$10,915	$11,875	$12,007
Interest expense	1,642	1,714	1,749	1,827
Net interest income	8,956	9,201	10,126	10,180
Provision for loan and lease losses	937	183	1,639	70
Net interest income after provision for loan and lease losses	8,019	9,018	8,487	10,110
Noninterest income	2,371	2,568	3,191	2,954
Noninterest expense	8,010	7,951	8,527	8,642
Net income before income tax expense	2,380	3,635	3,151	4,422
Income tax expense	796	1,159	1,042	1,495
Net income	$1,584	$2,476	$2,109	$2,927
Net income per share, basic	$0.18	$0.29	$0.24	$0.26
Net income per share, diluted	$0.15	$0.23	$0.20	$0.23
2015
Interest income	$9,620	$9,810	$10,803	$10,271
Interest expense	1,450	1,461	1,386	1,434
Net interest income	8,170	8,349	9,417	8,837
Provision for loan and lease losses	136	585	580	350
Net interest income after provision for loan and lease losses	8,034	7,764	8,837	8,487
Noninterest income	1,912	2,419	2,635	1,918
Noninterest expense	7,718	7,331	8,605	7,323
Net income before income tax expense	2,228	2,852	2,867	3,082
Income tax expense	659	990	831	990
Net income	$1,569	$1,862	$2,036	$2,092
Net income per share, basic	$0.18	$0.22	$0.24	$0.24
Net income per share, diluted	$0.15	$0.18	$0.20	$0.20

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

As of December 31, 2017, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment management determined that the Company maintained effective internal control over financial reporting as of December 31, 2017.

Attestation Report of the Registered Public Accounting Firm

Elliott Davis, LLC, the independent registered public accounting firm, audited the consolidated financial statements of the Company included in this Annual Report on Form 10-K. Their report is included in Part II, Item 8. Exhibits and Financial Statements under the heading “Report of Independent Registered Public Accounting Firm.” This Annual Report on Form 10- K does not include an attestation report of the Company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for an Emerging Growth Company.

ITEM 9B.  OTHER INFORMATION

Amendment to Employment Agreement for Ms. Tucker

Ms. Tucker’s employment agreement is being amended and restated so as to include a change in control provision identical to those currently afforded Messrs. Anderson and Hogan.  For a termination occurring within 12 months of a change in control, as defined in the employment agreement, Ms. Tucker would receive payments equal to two times her base salary (payable in 24 equal monthly installments) and continuation of benefits for 24 months from termination, unless employment was terminated with cause or by reason of disability or the executive resigned without good reason, as defined in her employment agreement.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be presented in, and is incorporated herein by reference to, CapStar Financial’s Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2017.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will be presented in, and is incorporated herein by reference to, CapStar Financial’s Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2017.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2017:

Number of shares
	Number of shares		remaining
	to be issued	Weighted	available for
	upon	average exercise	future issuances
	exercise of	price of	under equity
	outstanding	outstanding	compensation
	options,	options,	plans (excluding
	warrants	warrants	shares reflected
	and rights	and rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders:
CapStar Financial Holdings, Inc. Stock Incentive Plan	804,800	$10.59	154,867
Equity compensation plans not approved by shareholders	—	—	—
Total	804,800	$10.59	154,867

______________________________________

(1)	Represents 804,800 shares of common stock subject to issuance upon exercise of issued and outstanding stock options.

The other information required by this Item will be presented in, and is incorporated herein by reference to, CapStar Financial’s Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2017.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be presented in, and is incorporated herein by reference to, CapStar Financial’s Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2017.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item will be presented in, and is incorporated herein by reference to, CapStar Financial’s Definitive Proxy Statement for the 2018 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2017.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following is a list of documents filed as a part of this Report:

(1)	Financial Statements

Included herein at pages 58 through 109.

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

4.1

Form of Common Stock Certificate (incorporated by reference herein to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on September 20, 2016)

4.2

Second Amended and Restated Shareholders’ Agreement, dated as of August 22, 2016, among CapStar Financial Holdings, Inc., CapStar Bank, Corsair III Financial Services Capital Partners, L.P., Corsair III Financial Services Offshore 892 Partners, L.P., North Dakota Investors, LLC and certain other persons named therein (incorporated by reference herein to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

10.1†

Fifth Amended and Restated Executive Employment Agreement between CapStar Financial Holdings, Inc. and Claire W. Tucker, dated as of June 27, 2016 (incorporated by reference herein to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

10.2†

Third Amended and Restated Executive Employment Agreement between CapStar Financial Holdings, Inc. and Robert B. Anderson, dated as of May 31, 2016 (incorporated by reference herein to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

10.3†

Third Amended and Restated Executive Employment Agreement between CapStar Bank and Dandridge W. Hogan, dated as of June 23, 2016 (incorporated by reference herein to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

10.4†

Executive Employment Agreement between CapStar Bank and Christopher Tietz, dated as of June 28, 2016 (incorporated by reference herein to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

10.5†

CapStar Financial Holdings, Inc. Stock Incentive Plan  (incorporated by reference herein to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

10.6†

CapStar Financial Holdings, Inc. form of Restricted Stock Agreement  (incorporated by reference herein to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

10.7†

CapStar Financial Holdings, Inc. form of Non-Qualified Stock Option Agreement (incorporated by reference herein to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

10.8†

CapStar Financial Holdings, Inc. form of Restricted Stock Agreement to replace awards of CapStar Bank Restricted Stock (incorporated by reference herein to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

10.9†

CapStar Financial Holdings, Inc. form of Non-Qualified Stock Option Agreement to replace awards of CapStar Bank Options (incorporated by reference herein to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

10.10†

Form of Common Stock Purchase Warrant Agreement (incorporated by reference herein to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

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

10.13†	First Amendment to the CapStar Financial Holdings, Inc. Stock Incentive Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2017)

11	Earnings Per Share Computation (included in Note 1 to the Consolidated Financial Statements in this Report)

21.1	Subsidiaries of CapStar Financial Holdings, Inc.*

23.1	Consent of Elliott Davis, LLC*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101 INS	XBRL Instance Document.*

101 SCH	XBRL Taxonomy Extension Schema Document.*

101 CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101 LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101 PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101 DEF	XBRL Taxonomy Extension Definition Document.*

*	Filed with this Annual Report on Form 10-K.
**	Furnished with this Annual Report on Form 10-K.
†	Represents a management contract or a compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTAR FINANCIAL HOLDINGS, INC.

Date: March 8, 2018	By:	/s/ Claire W. Tucker
Claire W. Tucker
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Claire W. Tucker	Director, President and Chief Executive Officer
Claire W. Tucker	(Principal Executive Officer)	March 8, 2018

/s/ Robert B. Anderson	Chief Financial Officer and Chief Administrative Officer
Robert B. Anderson	(Principal Financial Officer and Principal Accounting Officer)	March 8, 2018

/s/ Dennis C. Bottorff Dennis C. Bottorff	Chairman	March 8, 2018

/s/ L. Earl Bentz L. Earl Bentz	Director	March 8, 2018

/s/ Thomas R. Flynn Thomas R. Flynn	Director	March 8, 2018

/s/ Julie D. Frist Julie D. Frist	Vice Chair	March 8, 2018

/s/ Louis A. Green III Louis A. Green III	Director	March 8, 2018

/s/ Dale W. Polley Dale W. Polley	Vice Chair	March 8, 2018

/s/ Stephen B. Smith Stephen B. Smith	Director	March 8, 2018

/s/ Richard E. Thornburgh Richard E. Thornburgh	Director	March 8, 2018

/s/ James S. Turner, Jr. James S. Turner, Jr.	Director	March 8, 2018

/s/ Toby S. Wilt Toby S. Wilt	Director	March 8, 2018