Form 10-Q
period 2018-03-31
CapStar Financial Holdings, Inc.
filed 2018-05-02
CIK 1676479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large Accelerated Filer	☐		Accelerated Filer	☒
Non-Accelerated Filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
			Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2018
Common Stock, par value $1.00 per share	11,660,457
Non-voting Common Stock, par value $1.00 per share	132,561

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

Economic conditions (including interest rate environment, government economic and monetary policies, the strength of global financial markets and inflation and deflation) that impact the financial services industry as a whole and/or our business; the concentration of our business in the Nashville metropolitan statistical area (“MSA”) and the effect of changes in the economic, political and environmental conditions on this market; increased competition in the financial services industry, locally, regionally or nationally, which may adversely affect pricing and the other terms offered to our clients; our dependence on our management team and board of directors and changes in our management and board composition; our reputation in the community; our ability to execute our strategy and to achieve loan and deposit growth through organic growth and strategic acquisitions; credit risks related to the size of our borrowers and our ability to adequately identify, assess and limit our credit risk; our concentration of large loans to a small number of borrowers; the significant portion of our loan portfolio that originated during the past two years and therefore may less reliably predict future collectability than older loans; the adequacy of reserves (including our allowance for loan losses) and the appropriateness of our methodology for calculating such reserves; non-performing loans and leases; non-performing assets; charge-offs, non-accruals, troubled-debt restructurings, impairments and other credit issues; adverse trends in the healthcare service industry, which is an integral component of our market’s economy; our management of risks inherent in our commercial real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of our collateral and our ability to sell collateral upon any foreclosure; governmental legislation and regulation, including changes in the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act of 2010, as amended, the Tax Cuts and Jobs Act, Basel guidelines, capital requirements, accounting regulation or standards and other applicable laws and regulations; the loss of large depositor relationships, which could force us to fund our business through more expensive and less stable sources; operational and liquidity risks associated with our business, including liquidity risks inherent in correspondent banking; volatility in interest rates and our overall management of interest rate risk, including managing the sensitivity of our interest-earning assets and interest-bearing liabilities to interest rates, and the impact to our earnings from a change in interest rates; the potential for our Bank’s regulatory lending limits and other factors related to our size to restrict our growth and prevent us from effectively implementing our business strategy; strategic acquisitions we may undertake to achieve our goals; the sufficiency of our capital, including sources of capital and the extent to which we may be required to raise additional capital to meet our goals; fluctuations to the fair value of our investment securities that are beyond our control; deterioration in the fiscal position of the U.S. government and downgrades in Treasury and federal agency securities; potential exposure to fraud, negligence, computer theft and cyber-crime; the adequacy of our risk management framework; our dependence on our information technology and telecommunications systems and the potential for any systems failures or interruptions; our dependence upon outside third parties for the processing and handling of our records and data; our ability to adapt to technological change; the financial soundness of other financial institutions; our exposure to environmental liability risk associated with our lending activities; our engagement in derivative transactions; our involvement from time to time in legal proceedings and examinations and remedial actions by regulators; the susceptibility of our market to natural disasters and acts of God; and the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting.

The foregoing factors should not be construed as exhaustive and should be read in conjunction with those factors that are detailed from time to time in the Company’s periodic and current reports filed with the Securities and Exchange Commission (the “SEC”), including those factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 under the heading “Item 1A. Risk Factors” and in the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this Report, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31, 2018
	(unaudited)	December 31, 2017
Assets
Cash and due from banks	$10,980	$9,506
Interest-bearing deposits in financial institutions	34,629	68,572
Federal funds sold	5,516	4,719
Total cash and cash equivalents	51,125	82,797
Securities available-for-sale, at fair value	189,580	192,621
Securities held-to-maturity, fair value of $3,804, and $3,848 at March 31, 2018 and December 31, 2017, respectively	3,752	3,759
Loans held for sale	62,286	74,093
Loans	1,031,821	947,537
Less allowance for loan losses	(14,563)	(13,721)
Loans, net	1,017,258	933,816
Premises and equipment, net	5,856	5,884
Restricted equity securities	8,809	8,806
Accrued interest receivable	4,058	4,084
Goodwill	6,219	6,219
Core deposit intangible	13	23
Other assets	33,789	32,327
Total assets	$1,382,745	$1,344,429
Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$258,161	$301,742
Interest-bearing	295,495	274,681
Savings and money market accounts	403,216	367,246
Time	170,681	176,197
Total deposits	1,127,553	1,119,866
Federal Home Loan Bank advances	100,000	70,000
Other liabilities	6,499	7,617
Total liabilities	1,234,052	1,197,483
Shareholders’ equity:
Series A convertible preferred stock, $1 par value; 5,000,000 shares authorized; 878,049 shares issued and outstanding at March 31, 2018 and December 31, 2017	878	878
Common stock, voting, $1 par value; 20,000,000 shares authorized; 11,640,797 and 11,449,465 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	11,641	11,450
Common stock, nonvoting, $1 par value; 5,000,000 shares authorized; 132,561 shares issued and outstanding at March 31, 2018 and December 31, 2017	133	133
Additional paid-in capital	119,147	118,120
Retained earnings	22,087	18,892
Accumulated other comprehensive loss, net of income tax	(5,193)	(2,527)
Total shareholders’ equity	148,693	146,946
Total liabilities and shareholders’ equity	$1,382,745	$1,344,429

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended
	March 31,
	2018	2017
Interest income:
Loans, including fees	$12,234	$10,467
Securities:
Taxable	876	1,003
Tax-exempt	284	326
Federal funds sold	20	2
Restricted equity securities	129	76
Interest-bearing deposits in financial institutions	201	105
Total interest income	13,744	11,979
Interest expense:
Interest-bearing deposits	754	617
Savings and money market accounts	1,005	815
Time deposits	649	471
Federal funds purchased	1	4
Federal Home Loan Bank advances	489	140
Total interest expense	2,898	2,047
Net interest income	10,846	9,932
Provision for loan losses	678	3,405
Net interest income after provision for loan losses	10,168	6,527
Noninterest income:
Treasury management and other deposit service charges	402	329
Loan commitment fees	387	236
Net gain (loss) on sale of securities	—	(6)
Tri-Net fees	528	84
Mortgage banking income	1,313	1,132
Other noninterest income	460	359
Total noninterest income	3,090	2,134
Noninterest expense:
Salaries and employee benefits	6,257	5,086
Data processing and software	798	621
Professional fees	474	365
Occupancy	521	449
Equipment	539	496
Regulatory fees	203	307
Other operating	788	1,052
Total noninterest expense	9,580	8,376
Income before income taxes	3,678	285
Income tax expense (benefit)	483	(47)
Net income	$3,195	$332
Per share information:
Basic net income per share of common stock	$0.27	$0.03
Diluted net income per share of common stock	$0.25	$0.03
Weighted average shares outstanding:
Basic	11,664,467	11,210,948
Diluted	12,975,981	12,784,117

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2018	2017
Net income	$3,195	$332
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(4,354)	575
Reclassification adjustment for (gains) losses included in net income	—	6
Tax effect	1,138	(222)
Net of tax	(3,216)	359
Unrealized losses on securities transferred to held-to-maturity:
Reclassification adjustment for losses included in net income	14	42
Tax effect	(4)	(16)
Net of tax	10	26
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	424	(1)
Reclassification adjustment for losses included in net income	250	154
Tax effect	(134)	—
Net of tax	540	153
Other comprehensive income (loss)	(2,666)	538
Comprehensive income	$529	$870

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands, except share data)

	Preferred	Common Stock, voting		Common Stock, nonvoting		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	stock	Shares	Amount	Shares	Amount	capital	earnings	loss	equity
Balance December 31, 2016	$878	11,204,515	$11,205	—	$—	$116,143	$17,132	$(6,151)	$139,207
Issuance of restricted common stock, net of forfeitures and withholdings to satisfy employee tax obligations	—	(2,054)	(2)	—	—	(187)	—	—	(189)
Stock-based compensation expense	—	—	—	—	—	236	—	—	236
Exercise of employee common stock options, net of withholdings to satisfy employee tax obligations	—	9,367	9	—	—	13	—	—	22
Exercise of common stock warrants	—	6,500	6	—	—	59	—	—	65
Net income	—	—	—	—	—	—	332	—	332
Other comprehensive income	—	—	—	—	—	—	—	538	538
Balance March 31, 2017	$878	11,218,328	$11,218	—	$—	$116,264	$17,464	$(5,613)	$140,211
Balance December 31, 2017	$878	11,449,465	$11,450	132,561	$133	$118,120	$18,892	$(2,527)	$146,946
Issuance of restricted common stock, net of forfeitures and withholdings to satisfy employee tax obligations	—	24,729	25	—	—	(354)	—	—	(329)
Stock-based compensation expense	—	—	—	—	—	305	—	—	305
Exercise of employee common stock options, net of withholdings to satisfy employee tax obligations	—	61,822	62	—	—	238	—	—	300
Exercise of common stock warrants	—	104,781	104	—	—	838	—	—	942
Net income	—	—	—	—	—	—	3,195	—	3,195
Other comprehensive income (loss)	—	—	—	—	—	—	—	(2,666)	(2,666)
Balance March 31, 2018	$878	11,640,797	$11,641	132,561	$133	$119,147	$22,087	$(5,193)	$148,693

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net income	$3,195	$332
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	678	3,405
Accretion of discounts on acquired loans and deferred fees	(171)	(159)
Depreciation and amortization	104	107
Net amortization of premiums on investment securities	289	358
Securities (gains) losses, net	—	6
Mortgage banking income	(1,313)	(1,132)
Tri-Net fees	(528)	(84)
Net loss on disposal of premises and equipment	—	137
Stock-based compensation	305	236
Deferred income tax expense (benefit)	255	(744)
Origination of loans held for sale	(123,853)	(93,162)
Proceeds from loans held for sale	137,501	101,118
Net increase in accrued interest receivable and other assets	(691)	(1,331)
Net decrease in accrued interest payable and other liabilities	(444)	(2,120)
Net cash provided by operating activities	15,327	6,967
Cash flows from investing activities:
Activities in securities available-for-sale:
Purchases	(8,639)	(11,754)
Sales	2,014	645
Maturities, prepayments and calls	5,044	5,186
Activities in securities held-to-maturity:
Maturities, prepayments and calls	—	29
Purchase of restricted equity securities	(3)	(513)
Net increase in loans	(83,949)	(69,065)
Purchase of premises and equipment	(66)	(742)
Proceeds from the sale of premises and equipment	—	3
Net cash used in investing activities	(85,599)	(76,211)
Cash flows from financing activities:
Net increase in deposits	7,687	29,273
Proceeds from Federal Home Loan Bank advances	30,000	20,000
Exercise of common stock options and warrants, net of repurchase of restricted shares	913	(101)
Net cash provided by financing activities	38,600	49,172
Net decrease in cash and cash equivalents	(31,672)	(20,072)
Cash and cash equivalents at beginning of period	82,797	80,111
Cash and cash equivalents at end of period	$51,125	$60,039
Supplemental disclosures of cash paid:
Interest paid	$2,888	$2,023
Income taxes	264	—
Supplemental disclosures of noncash transactions:
Loans charged off to the allowance for loan losses	$160	$1,124

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the period ended March 31, 2018 include CapStar Financial Holdings, Inc. and its wholly owned subsidiary, CapStar Bank (the “Bank”, together referred to as the “Company”). Significant intercompany transactions and accounts are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, determination of impairment of intangible assets, including goodwill, the valuation of our investment portfolio, deferred tax assets and estimated liabilities.  There have been no significant changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Subsequent Events

Accounting Standards Codification (“ASC”) 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated all events or transactions that occurred after March 31, 2018 through the date of the issued financial statements.

NOTE 2 – SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2018 and December 31, 2017 are summarized as follows (in thousands):

	March 31, 2018				December 31, 2017
	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value
Securities available-for-sale:
U. S. government agency securities	$11,251	$—	$(407)	$10,844	$11,433	$12	$(168)	$11,277
State and municipal securities	49,234	442	(1,461)	48,215	51,790	1,430	(222)	52,998
Mortgage-backed securities	107,832	—	(3,540)	104,292	108,236	40	(1,714)	106,562
Asset-backed securities	16,478	1	(123)	16,356	16,575	—	(198)	16,377
Other debt securities	9,878	70	(75)	9,873	5,326	81	—	5,407
Total	$194,673	$513	$(5,606)	$189,580	$193,360	$1,563	$(2,302)	$192,621
Securities held-to-maturity:
State and municipal securities	$3,752	$56	$(4)	$3,804	$3,759	$89	$—	$3,848
Total	$3,752	$56	$(4)	$3,804	$3,759	$89	$—	$3,848

Security fair values are established by an independent pricing service as of the dates indicated. The difference between amortized cost and fair value reflects current interest rates and represents the potential gain (loss) had the portfolio been liquidated on those dates. Security gains (losses) are realized only in the event of dispositions prior to maturity or other-than-temporary impairment. Securities with unrealized losses as of March 31, 2018 and December 31, 2017, and the length of time they were in continuous loss positions as of such dates are as follows (in thousands):

	Less than 12 months		12 months or more		Total
March 31, 2018	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
U. S. government agency securities	$8,969	$(291)	$1,875	$(116)	$10,844	$(407)
State and municipal securities	26,786	(1,081)	4,518	(384)	31,304	(1,465)
Mortgage-backed securities	37,117	(913)	67,174	(2,627)	104,291	(3,540)
Asset-backed securities	—	—	12,589	(123)	12,589	(123)
Other debt securities	5,503	(75)	—	—	5,503	(75)
Total temporarily impaired securities	$78,375	$(2,360)	$86,156	$(3,250)	$164,531	$(5,610)
December 31, 2017
U. S. government agency securities	$7,375	$(90)	$1,912	$(78)	$9,287	$(168)
State and municipal securities	7,490	(106)	5,798	(116)	13,288	(222)
Mortgage-backed securities	29,832	(322)	67,813	(1,392)	97,645	(1,714)
Asset-backed securities	—	—	16,377	(198)	16,377	(198)
Other debt securities	—	—	—	—	—	—
Total temporarily impaired securities	$44,697	$(518)	$91,900	$(1,784)	$136,597	$(2,302)

As noted in the table above, as of March 31, 2018, the Company had unrealized losses of $5.6 million in its investment securities portfolio. The unrealized losses associated with these investment securities are driven by changes in interest rates and are recorded as a component of equity. These investment securities will continue to be monitored as a part of our ongoing impairment analysis. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. If a shortfall in future cash flows is identified, a credit loss will be deemed to have occurred and will be recognized as a charge to earnings and a new cost basis for the security will be established.

Because the Company currently does not intend to sell any investment securities that have an unrealized loss at March 31, 2018, and it is not more-likely-than-not that we will be required to sell these investment securities before recovery of their amortized cost bases, which may be at maturity, we do not consider these securities to be other-than-temporarily impaired at March 31, 2018.

Securities with a carrying value of $123.6 million at March 31, 2018 were pledged to collateralize public deposits, derivative positions and Federal Home Loan Bank advances.

Results from sales of debt and equity securities were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2018	March 31, 2017
Proceeds	$2,014	$645
Gross gains	70	—
Gross losses	(70)	(6)

The amortized cost and fair value of securities at March 31, 2018, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in less than one year	$2,706	$2,729	$—	$—
Due one to five years	19,092	19,293	2,382	2,403
Due five to ten years	30,732	30,087	1,370	1,401
Due beyond ten years	17,833	16,823	—	—
Mortgage-backed securities	107,832	104,292	—	—
Asset-backed securities	16,478	16,356	—	—
	$194,673	$189,580	$3,752	$3,804

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the loan portfolio as of March 31, 2018 and December 31, 2017 follows (in thousands):

	March 31, 2018	December 31, 2017
Commercial real estate	$389,757	$350,622
Consumer real estate	104,224	102,581
Construction and land development	91,953	82,586
Commercial and industrial	408,353	373,248
Consumer	9,524	6,862
Other	28,750	31,983
Total	1,032,561	947,882
Less net unearned income	(740)	(345)
	1,031,821	947,537
Allowance for loan and lease losses	(14,563)	(13,721)
	$1,017,258	$933,816

The adequacy of the allowance for loan losses (“ALL”) is assessed at the end of each quarter. The ALL includes a specific component related to loans that are individually evaluated for impairment and a general component related to loans that are segregated into homogenous pools and collectively evaluated for impairment.  The ALL factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics, which are adjusted by management to reflect current events, trends, and conditions. The adjustments include consideration of the following:  changes in lending policies and procedures, economic conditions, nature and volume of the portfolio, experience of lending management, volume and severity of past due loans, quality of the loan review system, value of underlying collateral for collateral dependent loans, concentrations, and other external factors.

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

Loans not falling into the criteria above are considered to be pass-rated loans. The Company utilizes six loan grades within the pass risk rating.

The following tables present the loan balances by category as well as risk rating (in thousands):

	Non-impaired Loans
March 31, 2018	Pass	Special Mention	Substandard	Total Non-impaired	Total Impaired Loans	Total
Commercial real estate	$387,925	$—	$642	$388,567	$1,190	$389,757
Consumer real estate	104,114	—	110	104,224	—	104,224
Construction and land development	91,953	—	—	91,953	—	91,953
Commercial and industrial	393,520	1,540	11,964	407,024	1,329	408,353
Consumer	9,524	—	—	9,524	—	9,524
Other	28,750	—	—	28,750	—	28,750
Total	$1,015,786	$1,540	$12,716	$1,030,042	$2,519	$1,032,561
December 31, 2017
Commercial real estate	$349,415	$—	$—	$349,415	$1,207	$350,622
Consumer real estate	102,571	—	10	102,581	—	102,581
Construction and land development	82,586	—	—	82,586	—	82,586
Commercial and industrial	349,494	11,193	11,073	371,760	1,488	373,248
Consumer	6,849	—	13	6,862	—	6,862
Other	31,983	—	—	31,983	—	31,983
Total	$922,898	$11,193	$11,096	$945,187	$2,695	$947,882

None of the Company’s loans had a risk rating of “Doubtful” as of March 31, 2018 or December 31, 2017.

The following table details the changes in the ALL for the three months ended March 31, 2018 and 2017 (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Three Months Ended March 31, 2018
Balance, beginning of year	$3,324	$1,063	$1,628	$7,209	$91	$406	$13,721
Charged-off loans	—	—	—	(147)	(13)	—	(160)
Recoveries	5	1	—	272	46	—	324
Provision for loan losses	183	(28)	114	464	(2)	(53)	678
Balance, end of period	$3,512	$1,036	$1,742	$7,798	$122	$353	$14,563

Three Months Ended March 31, 2017
Balance, beginning of year	$2,655	$1,013	$1,574	$5,618	$76	$698	$11,634
Charged-off loans	—	—	—	(1,124)	—	—	(1,124)
Recoveries	—	—	—	2	80	—	82
Provision for loan losses	602	35	(484)	3,517	(96)	(169)	3,405
Balance, end of period	$3,257	$1,048	$1,090	$8,013	$60	$529	$13,997

A breakdown of the ALL and the loan portfolio by loan category at March 31, 2018 and December 31, 2017 follows (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
March 31, 2018
Allowance for Loan Losses:
Collectively evaluated for impairment	$3,512	$1,036	$1,742	$7,798	$122	$353	$14,563
Individually evaluated for impairment	—	—	—	—	—	—	—
Balances, end of period	$3,512	$1,036	$1,742	$7,798	$122	$353	$14,563
Loans:
Collectively evaluated for impairment	$388,567	$104,224	$91,953	$407,024	$9,524	$28,750	$1,030,042
Individually evaluated for impairment	1,190	—	—	1,329	—	—	2,519
Balances, end of period	$389,757	$104,224	$91,953	$408,353	$9,524	$28,750	$1,032,561

December 31, 2017
Allowance for Loan Losses:
Collectively evaluated for impairment	$3,324	$1,063	$1,628	$7,109	$91	$406	$13,621
Individually evaluated for impairment	—	—	—	100	—	—	100
Balances, end of period	$3,324	$1,063	$1,628	$7,209	$91	$406	$13,721
Loans:
Collectively evaluated for impairment	$349,415	$102,581	$82,586	$371,760	$6,862	$31,983	$945,187
Individually evaluated for impairment	1,207	—	—	1,488	—	—	2,695
Balances, end of period	$350,622	$102,581	$82,586	$373,248	$6,862	$31,983	$947,882

The following table presents the allocation of the ALL for each respective loan category with the corresponding percentage of the ALL in each category to total loans, net of deferred fees as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018		December 31, 2017
	Amount	Percent of total loans, net of deferred fees	Amount	Percent of total loans, net of deferred fees
Commercial real estate	$3,512	0.34%	$3,324	0.35%
Consumer real estate	1,036	0.10	1,063	0.11
Construction and land development	1,742	0.17	1,628	0.17
Commercial and industrial	7,798	0.76	7,209	0.76
Consumer	122	0.01	91	0.01
Other	353	0.03	406	0.04
Total allowance for loan and lease losses	$14,563	1.41%	$13,721	1.45%

The following table presents the Company’s impaired loans that were evaluated for specific loss allowance as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018			December 31, 2017
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial real estate	$1,190	$1,638	$—	$1,207	$1,645	$—
Consumer real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	1,329	2,770	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	2,519	4,408	—	1,207	1,645	—
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—
Consumer real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	1,488	2,770	100
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	—	—	—	1,488	2,770	100
Total	$2,519	$4,408	$—	$2,695	$4,415	$100

The following presents information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2017
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate	$1,197	$10	$1,299	$—
Consumer real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	1,470	—	—	—
Consumer	—	—	—	—
Other	—	—	—	—
Subtotal	2,667	10	1,299	—
With an allowance recorded:
Commercial real estate	—	—	—	—
Consumer real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	—	—	13,106	—
Consumer	—	—	—	—
Other	—	—	—	—
Subtotal	—	—	13,106	—
Total	$2,667	$10	$14,405	$—

Interest income recognized on a cash basis for impaired loans amounted to $10,000 for the three months ended March 31, 2018.  No interest income was recognized on a cash basis for impaired loans during the three months ended March 31, 2017.

The following table presents the aging of the recorded investment in past-due loans as of March 31, 2018 and December 31, 2017 by class of loans (in thousands):

	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total	Loans Not
March 31, 2018	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial real estate	$—	$—	$—	$—	$389,757	$389,757
Consumer real estate	177	317	—	494	103,730	104,224
Construction and land development	—	—	—	—	91,953	91,953
Commercial and industrial	—	—	—	—	408,353	408,353
Consumer	12	—	—	12	9,512	9,524
Other	1,200	—	—	1,200	27,550	28,750
Total	$1,389	$317	$—	$1,706	$1,030,855	$1,032,561
December 31, 2017
Commercial real estate	$—	$—	$—	$—	$350,622	$350,622
Consumer real estate	—	—	218	218	102,363	102,581
Construction and land development	—	—	—	—	82,586	82,586
Commercial and industrial	1,967	209	—	2,176	371,072	373,248
Consumer	—	—	13	13	6,849	6,862
Other	—	—	—	—	31,983	31,983
Total	$1,967	$209	$231	$2,407	$945,475	$947,882

The following table presents the recorded investment in non-accrual loans, past due loans over 90 days and accruing and troubled debt restructurings (“TDR”) by class of loans as of March 31, 2018 and December 31, 2017 (in thousands):

		Past Due Over 90	Troubled Debt
	Non-Accrual	Days and Accruing	Restructurings
March 31, 2018
Commercial real estate	$—	$—	$1,190
Consumer real estate	—	—	—
Construction and land development	—	—	—
Commercial and industrial	1,329	—	—
Consumer	—	—	—
Other	—	—	—
Total	$1,329	$—	$1,190

December 31, 2017
Commercial real estate	$1,207	$—	$1,207
Consumer real estate	—	218	—
Construction and land development	—	—	—
Commercial and industrial	1,488	—	—
Consumer	—	13	—
Other	—	—	—
Total	$2,695	$231	$1,207

As of March 31, 2018 and December 31, 2017, all loans classified as nonperforming were deemed to be impaired.

As of both March 31, 2018 and December 31, 2017, the Company had a recorded investment in TDR of $1.2 million .  The Company had no specific allowance for those loans at March 31, 2018 or December 31, 2017 and there were no commitments to lend additional amounts.  Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Bank’s loan policy.  Loans accounted for as TDR are individually evaluated for impairment.

There were no TDR identified during the three months ended March 31, 2018 or 2017. There were no TDR for which there was a payment default within twelve months following the modification during the three months ended March 31, 2018 or 2017.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

NOTE 4 – FEDERAL HOME LOAN BANK ADVANCES

The Company had outstanding borrowings totaling of $100.0 million and $70.0 million at March 31, 2018 and December 31, 2017, respectively, via various advances. These advances are non-callable; interest payments are due monthly, with principal due at maturity.

The following is a summary of the contractual maturities and average effective rates of outstanding advances (dollars in thousands):

	March 31, 2018		December 31, 2017
Year	Amount	Interest Rates	Amount	Interest Rates
2018	$100,000	1.98%	$70,000	1.66%
2019	—	—	—	—
2020	—	—	—	—
2021	—	—	—	—
2022	—	—	—	—
Thereafter	—	—	—	—
Total	$100,000	1.98%	$70,000	1.66%

Advances from the FHLB are collateralized by investment securities with a market value of $3.9 million, FHLB stock and certain commercial and residential real estate mortgage loans totaling $395.7 million under a blanket mortgage collateral agreement.  At March 31, 2018, the amount of available credit from the FHLB totaled $75.7 million.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods ended March 31, 2018 and 2017 (in thousands):

		Unrealized Gains	Unrealized
	Gains and	and Losses	Losses on
	Losses on	on Available	Securities
	Cash Flow	for Sale	Transferred to
Three Months Ended March 31, 2018	Hedges	Securities	Held to Maturity	Total
Beginning Balance	$(3,679)	$1,162	$(10)	$(2,527)
Other comprehensive income (loss) before reclassification	768	(3,216)	20	(2,428)
Amounts reclassified from accumulated other comprehensive income (loss)	(228)	—	(10)	(238)
Net current period other comprehensive income (loss)	540	(3,216)	10	(2,666)
Ending Balance	$(3,139)	$(2,054)	$—	$(5,193)

Three Months Ended March 31, 2017
Beginning Balance	$(4,241)	$(698)	$(1,212)	$(6,151)
Other comprehensive income (loss) before reclassification	307	363	52	722
Amounts reclassified from accumulated other comprehensive income (loss)	(154)	(4)	(26)	(184)
Net current period other comprehensive income (loss)	153	359	26	538
Ending Balance	$(4,088)	$(339)	$(1,186)	$(5,613)

The following were significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months	Three Months	Affected Line Item
Details about Accumulated Other	Ended	Ended	in the Statement Where
Comprehensive Income Components	March 31, 2018	March 31, 2017	Net Income is Presented

Unrealized losses on cash flow hedges	$(108)	$(105)	Interest expense - money market
	(144)	(49)	Interest expense - Federal Home Loan Bank advances
	24	—	Income tax benefit
	$(228)	$(154)	Net of tax

Unrealized gains and (losses) on available-for-sale securities	$—	$(6)	Net gain (loss) on sale of securities
	—	2	Income tax benefit
	$—	$(4)	Net of tax

Unrealized losses on securities transferred to held-to-maturity	$(14)	$(42)	Interest income - securities
	4	16	Income tax benefit
	$(10)	$(26)	Net of tax

NOTE 6 – INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2018 was 13.1% compared to (16.5)% for the three months ended March 31, 2017.  In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions, including income tax consequences. In addition to other changes, the guidance changed the accounting for excess tax benefits and tax deficiencies from generally being recognized in additional paid-in capital to recognition as income tax expense or benefit in the period they occur. The Company adopted the new guidance in the first quarter of 2017. As a result, the Company’s income tax expense was reduced by $363,000 and $145,000 for the periods ended March 31, 2018 and 2017.

On December 22, 2017, Public Law 115-97, informally referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted into law. The Tax Reform Act provides for significant changes to the U.S. tax code that impact businesses. Effective January 1, 2018, the Tax Reform Act reduced the U.S. federal tax rate for corporations from 35% to 21% for U.S. taxable income.

The effective tax rate compared favorably to the statutory federal rate of 21% and Tennessee excise tax rate of 6.5% primarily due to investments in qualified municipal securities, company owned life insurance, state tax credits, net of the effect of certain non-deductible expenses and the recognition of excess tax benefits related to stock compensation.

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

The following table sets forth outstanding financial instruments whose contract amounts represent credit risk as of March 31, 2018 and December 31, 2017 (in thousands):

	Contract or notional amount
	March 31, 2018	December 31, 2017
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$584,145	$584,494
Standby letters of credit	10,325	11,552
Total	$594,470	$596,046

The Company is party to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims as of March 31, 2018, will not have a material impact on the financial statements of the Company.

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

Interest Rate Swaps Designated as Cash Flow Hedges

Forward starting interest rate swaps with notional amounts totaling $20 million as of March 31, 2018 and December 31, 2017 were designated as cash flow hedges of certain liabilities and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

Summary information about the interest-rate swaps designated as cash flow hedges was as follows (dollars in thousands):

	March 31, 2018	December 31, 2017
Notional amounts	$20,000	$20,000
Weighted average pay rates	3.54%	3.54%
Weighted average receive rates	3 month LIBOR	3 month LIBOR
Weighted average maturity	5.2 years	5.5 years
Fair value	$(858)	$(1,375)
Amount of unrealized loss recognized in accumulated other comprehensive income, net of tax	$(634)	$(1,016)

Pursuant to its interest rate swap agreements, the Company pledged collateral to the counterparties in the form of investment securities with a carrying value of $2.3 million at March 31, 2018. There was no collateral posted from the counterparties to the Company as of March 31, 2018. It is possible that the Company may need to post additional collateral in the future or that the counterparties may be required to post collateral to the Company in the future.

Other Interest Rate Swaps

The Company also enters into swaps to facilitate customer transactions and meet their financing needs.  Upon entering into these transactions the Company enters into offsetting positions with large U.S. financial institutions in order to minimize risk to the Company. A summary of the Company’s customer related interest rate swaps was as follows (in thousands):

	March 31, 2018		December 31, 2017
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$35,159	$174	$41,863	$55
Pay variable/receive fixed swaps	35,159	(174)	41,863	(55)
Total	$70,318	$—	$83,726	$—

NOTE 9 – STOCK OPTIONS AND RESTRICTED SHARES

During 2008, the board of directors of the Bank approved the CapStar Bank 2008 Stock Incentive Plan. Following the formation of CapStar Financial Holdings, Inc. in 2016, and in connection with the Share Exchange, the outstanding awards of restricted stock and stock options under the CapStar Bank 2008 Stock Incentive Plan were exchanged for similar awards of restricted stock and stock options issued by CapStar Financial Holdings, Inc. under the CapStar Financial Holdings, Inc. Stock Incentive Plan (the “Plan”), which the board of directors adopted in 2016. The Stock Incentive Plan provides for the grant of stock-based incentives, including stock options, restricted stock units, performance awards and restricted stock, to employees, directors and service providers that are subject to forfeiture until vesting conditions have been satisfied by the award recipient under the terms of the award.  The Plan is intended to help align the interests of employees and our shareholders and reward our employees for improved Company performance.  The Plan reserved 1,569,475 shares of stock for issuance of stock incentives. Stock incentives include both restricted share and stock option grants.  Total shares issuable under the plan were 113,050 at March 31, 2018.

The Company has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Stock-based compensation expense before income taxes	$305	$236
Less: deferred tax benefit	(80)	(90)
Reduction of net income	$225	$146

Restricted Shares

Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The fair value of each restricted stock grant is based on valuations performed by independent consultants. The recipients have the right to vote and receive dividends but cannot sell, transfer, assign, pledge, hypothecate, or otherwise encumber the restricted stock until the shares have vested. Restricted shares fully vest on the third anniversary of the grant date.  A summary of the changes in the Company’s nonvested restricted shares for the three months ended March 31, 2018 follows:

		Weighted
		Average
	Restricted	Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at beginning of period	187,253	$14.21
Granted	46,219	19.11
Vested	(76,690)	12.14
Forfeited	(4,402)	(17.54)
Nonvested at end of period	152,380	$16.64

As of March 31, 2018, there was $2.1 million of unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 2.3 years.  The total fair value of shares vested during the three months ended March 31, 2018 and 2017 was $1.5 million and $0.5 million.

Stock Options

Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant.  Option awards generally have a three year vesting period and a ten year contractual term.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model .  There were no options granted in 2018 or 2017.

A summary of the activity in stock options for the three months ended March 31, 2018 follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at beginning of period	804,800	$10.59
Granted	—	—
Exercised	(94,950)	10.00
Forfeited or expired	—	—
Outstanding at end of period	709,850	$10.67	2.4
Fully vested and expected to vest	706,658	$10.67	2.4
Exercisable at end of period	682,350	$10.61	2.2

Information related to stock options during each year follows:

	2018	2017
Intrinsic value of options exercised	$897,541	$193,800
Cash received from option exercises	949,500	200,000
Tax benefit realized from option exercises	234,617	74,206
Weighted average fair value of options granted	—	—

As of March 31, 2018, there was $0.1 million of unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.4 years.

NOTE 10 – REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by the Federal Reserve and the Bank is also subject to the regulatory capital requirements of the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that could, in that event, have a material adverse effect on the institutions’ financial statements. The relevant regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting principles. The capital classifications of the Company and the Bank are also subject to qualitative judgments by their regulators about components, risk weightings, and other factors. Those qualitative judgments could also affect the capital status of the Company and the Bank and the amount of dividends the Company and the Bank may distribute. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of March 31, 2018, the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

The Company’s and the Bank’s capital amounts and ratios as of March 31, 2018 and December 31, 2017 are presented in the following table (dollars in thousands).

	Actual		Minimum capital requirement (1)		Minimum to be well-capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2018:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$161,699	12.22%	$105,833	8.00%	N/A	N/A
CapStar Bank	146,639	11.09	105,820	8.00	$132,274	10.00
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	146,957	11.11	79,375	6.00	N/A	N/A
CapStar Bank	131,897	9.97	79,365	6.00	105,820	8.00
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	137,957	10.43	59,531	4.50	N/A	N/A
CapStar Bank	115,397	8.72	59,523	4.50	85,978	6.50
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	146,957	10.86	54,143	4.00	N/A	N/A
CapStar Bank	131,897	9.75	54,139	4.00	67,674	5.00
At December 31, 2017:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$156,434	12.52%	$99,932	8.00%	N/A	N/A
CapStar Bank	142,396	11.40	99,928	8.00	$124,909	10.00
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	142,534	11.41	74,949	6.00	N/A	N/A
CapStar Bank	128,496	10.29	74,946	6.00	99,928	8.00
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	133,703	10.70	56,212	4.50	N/A	N/A
CapStar Bank	112,165	8.98	56,209	4.50	81,191	6.50
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	142,534	10.77	53,218	4.00	N/A	N/A
CapStar Bank	128,496	9.71	53,215	4.00	66,519	5.00

(1)

For the calendar year 2018, the Company must maintain a capital conservation buffer of Tier 1 common equity capital in excess of minimum risk-based capital ratios by at least 1.875% to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

(2)

For the Company to be well-capitalized, the Bank must be well-capitalized and the Company must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve to meet and maintain a specific capital level for any capital measure.

NOTE 11 – EARNINGS PER SHARE

The following is a summary of the basic and diluted earnings per share calculation for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
	2018	2017
Basic net income per share calculation:
Numerator – Net income	$3,195	$332
Denominator – Average common shares outstanding	11,664,467	11,210,948
Basic net income per share	$0.27	$0.03
Diluted net income per share calculation:
Numerator – Net income	$3,195	$332
Denominator – Average common shares outstanding	11,664,467	11,210,948
Dilutive shares contingently issuable	1,311,514	1,573,169
Average diluted common shares outstanding	12,975,981	12,784,117
Diluted net income per share	$0.25	$0.03

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

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted in accordance with the loan policy.  The Company had no impaired loans marked to fair value at March 31, 2018.

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Appraisals may be adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and/or management’s expertise and knowledge of the collateral. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.  The Company had no other real estate owned at March 31, 2018 or December 31, 2017.

Loans Held For Sale: Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 2).  There were no loans held for sale carried at fair value at March 31, 2018 or December 31, 2017.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair value measurements at March 31, 2018
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. government-sponsored agencies	$10,844	$—	$10,844	$—
Obligations of states and political subdivisions	48,215	—	48,215	—
Mortgage-backed securities-residential	104,292	—	104,292	—
Asset-backed securities	16,356	—	16,356	—
Other debt securities	9,873	—	9,873	—
Total securities available-for-sale	$189,580	$—	$189,580	$—
Derivatives:
Interest rate swaps - customer related	$594	$—	$594	$—
Liabilities:
Derivatives:
Interest rate swaps - customer related	$(594)	$—	$(594)	$—
Interest rate swaps - cash flow hedges	(858)	—	(858)	—
Total derivatives	$(1,452)	$—	$(1,452)	$—

	Fair value measurements at December 31, 2017
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. government-sponsored agencies	$11,277	$—	$11,277	$—
Obligations of states and political subdivisions	52,998	—	52,998	—
Mortgage-backed securities-residential	106,562	—	106,562	—
Asset-backed securities	16,377	—	16,377	—
Other debt securities	5,407		5,407
Total securities available-for-sale	$192,621	$—	$192,621	$—
Derivatives:
Interest rate swaps - customer related	$184	$—	$184	$—
Liabilities:
Derivatives:
Interest rate swaps - customer related	$(184)	$—	$(184)	$—
Interest rate swaps - cash flow hedges	(1,375)	—	(1,375)	—
Total derivatives	$(1,559)	$—	$(1,559)	$—

Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):  There were no assets measured at fair value on a nonrecurring basis at March 31, 2018.

Fair value measurements at December 31, 2017
Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(level 1)	(level 2)	(level 3)
Assets:
Impaired loans:
Commercial and industrial	$1,388	—	—	1,388

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis at December 31, 2017 (dollars in thousands):

				Range
	Fair	Valuation		(Weighted-
December 31, 2017	Value	Technique(s)	Unobservable Input(s)	Average)
Impaired loans:
Commercial and industrial	$1,388	Sales comparison approach	Appraisal discounts	15%

Fair Value of Financial Instruments

The carrying value and estimated fair values of the Bank’s financial instruments at March 31, 2018 and December 31, 2017 were as follows (in thousands):

	March 31, 2018		December 31, 2017
	Carrying		Carrying		Fair value
	amount	Fair value	amount	Fair value	level of input
Financial assets:
Cash and due from banks, interest-bearing deposits in financial institutions	$45,609	$45,609	$78,078	$78,078	Level 1
Federal funds sold	5,516	5,516	4,719	4,719	Level 1
Securities available-for-sale	189,580	189,580	192,621	192,621	Level 2
Securities held-to-maturity	3,752	3,804	3,759	3,848	Level 2
Loans held for sale	62,286	63,719	74,093	75,549	Level 2
Restricted equity securities	8,809	N/A	8,806	N/A	N/A
Loans, net	1,031,821	1,020,119	947,537	944,037	Level 3
Accrued interest receivable	4,058	4,058	4,084	4,084	Level 2
Other assets	23,210	23,210	22,663	22,663	Level 2
Financial liabilities:
Deposits	1,127,553	1,123,284	1,119,866	1,065,669	Level 3
Federal Home Loan Bank advances	100,000	100,025	70,000	69,980	Level 2
Other liabilities	2,460	2,460	3,349	3,349	Level 3

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a)	Cash and Due from Banks, Interest-Bearing Deposits in Financial Institutions

For these short‑term instruments, the carrying amount is a reasonable estimate of fair value.

(b)	Federal Funds Sold

Federal funds sold clear on a daily basis. For this reason, the carrying amount is a reasonable estimate of fair value.

(c)	Restricted Equity Securities

It is not practical to determine the fair value of restricted securities due to restrictions placed on their transferability.

(d)	Loans, net

During the first quarter of 2018, the Company adopted ASU 2016-01, “Recognition and Measurement of Financial Assets and Liabilities.”  The amendments included within this standard, which are applied prospectively, require the Company to disclose fair value of financial instruments measured at amortized cost on the balance sheet to measure that fair value using an exit price notion.  Prior to adopting the amendments included in the standard, the Company was allowed to measure fair value under an entry price notion.  The entry price notion previously applied by the Company used a discounted cash flows technique to calculate the present value of expected future cash flows for a financial instrument.  The exit price notion uses the same approach, but also incorporates other factors, such as enhanced credit risk, illiquidity risk and market factors that sometimes exist in exit prices in dislocated markets.

As of March 31, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. The fair value of the Company’s loan portfolio has always included a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk as described above.  However, under the new guidance, the Company believes a further credit risk discount must be applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of enhanced credit risk provides an estimated exit price for the Company’s loan portfolio.

For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

As of December 31, 2017, the fair value of the Company’s loan portfolio includes a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral. For other loans, fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. The values derived from the discounted cash flow approach for each of the above portfolios are then further discounted to incorporate credit risk. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price as of December 31, 2017.

(e)	Accrued Interest Receivable

The carrying amounts of accrued interest approximate fair value.

(f)	Other Assets

Included in other assets are bank owned life insurance, certain interest rate swap agreements and the cash flow hedge relationships. The fair values of interest rate swap agreements and the cash flow hedge relationships are based on independent pricing services that utilize pricing models with observable market inputs. For bank owned life insurance, the carrying amount is based on the cash surrender value and is a reasonable estimate of fair value.

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

(i)	Other Liabilities

Included in other liabilities are accrued interest payable, certain interest rate swap agreements, the cash flow hedge relationships and contingent consideration. The fair values of interest rate swap agreements and the cash flow hedge relationships are based on independent pricing services that utilize pricing models with observable market inputs.  The fair value of contingent consideration is estimated by a discounted cash flow model that utilizes various unobservable inputs.  The carrying amounts of accrued interest approximate fair value.

(j)	Off-Balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The fair value of commitments is not material.

(k)	Limitations

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our financial condition at March 31, 2018 and December 31, 2017 and our results of operations for the three months ended March 31, 2018 and 2017.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere in this Report and our Annual Report on Form 10-K for the year ended December 31, 2017.  Annualized results for interim periods may not be indicative of results for the full year or future periods.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our current expectations.  Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Report and the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. We assume no obligation to update any of these forward-looking statements except to the extent required by applicable law.

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

Overview

We completed the first three months of 2018 with net income of $3.2 million, or 862.3% more than the comparable period of 2017. Fully diluted net income per share of common stock for the first three months of 2018 was $0.25, compared with $0.03 for the same period in 2017. Annualized return on average assets was 0.96% for the first three months of 2018 compared to 0.10% for the same period in 2017.

The increase in our profitability was due to several factors, including:

▪	An improved net interest margin,
▪	improved asset quality metrics, and
▪	growth in noninterest income.

These positive factors led to an increase in noninterest expenses driven primarily by an increase in accrued incentive compensation and personnel costs as we grow our team and continue to expand in the Nashville MSA.

Average loans for the first three months of 2018 were $983.5 million, a 0.9% increase over the comparable period of 2017. Average deposits for the first three months of 2018 were $1.1 billion, a 2.8% decrease over the comparable period of 2017.

Our primary revenue sources are net interest income and fees from various financial services provided to customers. Net interest income is the difference between interest income earned on loans, investment securities and other interest earning assets less interest expense on deposit accounts and other interest bearing liabilities. Loan volume and interest rates earned on those loans are critical to overall profitability. Similarly, deposit volume is crucial to funding loans and rates paid on deposits directly impact profitability. Business volumes are influenced by competition, new business acquisition efforts and economic factors including market interest rates, business spending and consumer confidence.

Net interest income increased $0.9 million, or 9.2%, for the first three months of 2018, compared with the same period in 2017. The positive effects of increased yields on earning assets were partially offset by the negative effect of increasing deposit costs. Net interest margin increased to 3.37% for the first three months of 2018, compared with 3.12% for the same period of 2017.

In response to the assessment of risk in the loan portfolio, including net loan growth and charge-offs, we recorded a $0.7 million provision for loan losses for the first three months of 2018, compared to a $3.4 million provision during 2017. The 2017 provision for loan losses was caused primarily by deterioration in the credit quality of commercial and industrial loans to two borrowers.  The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for the estimated probable inherent losses on outstanding loans.  Our allowance for loan losses at March 31, 2018 was 1.41% of total loans, compared with 1.45% of total loans at December 31, 2017.

Total non-interest income in the first three months of 2018 increased $0.9 million, or 44.8%, compared with the same period in 2017, and comprised 18% of total revenues.  The increase was primarily the result of higher Tri-Net fees related to increased volumes of commercial real estate loan sales.

As we grew our team and expanded in the Nashville MSA, total non-interest expense in the first three months of 2018 increased $1.2 million, or 14.4%, compared with the same period in 2017. Our efficiency ratio in the first three months of 2018 was 68.8% compared to 69.4% in the same period in 2017.

Our effective tax rate increased to 13.1% for the first three months of 2018 from (16.5)% for the same period in 2017. The increase in the effective tax rate is largely the result of the decreasing ratio of excess tax benefits from stock compensation to income before income taxes.

Tangible common equity (“TCE”), a non-GAAP measure, is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. The ratio of tangible common equity to total tangible assets was 9.7% as of March 31, 2018, compared with 9.8% at December 31, 2017. The decrease is due to growth in our total tangible assets.  See “Non-GAAP Financial Measures” for details on reconciliations to the most directly comparable U.S. GAAP measures.

The following sections provide more details on subjects presented in this overview.

(a)	Results of Operations

The following is a summary of our results of operations:

			2018 - 2017
	Three months ended		Percent
	March 31,		Increase
	2018	2017	(Decrease)
Interest income	$13,744	$11,979	14.7%
Interest expense	2,898	2,047	41.6%
Net interest income	10,846	9,932	9.2%
Provision for loan losses	678	3,405	(80.1)%
Net interest income after provision for loan losses	10,168	6,527	55.8%
Noninterest income	3,090	2,134	44.8%
Noninterest expense	9,580	8,376	14.4%
Net income before income taxes	3,678	285	1190.5%
Income tax expense (benefit)	483	(47)	(1127.7)%
Net income	$3,195	$332	862.3%

Basic net income per share of common stock	$0.27	$0.03	800.0%
Fully diluted net income per share of common stock	$0.25	$0.03	733.3%

Annualized return on average assets and annualized return on average shareholders’ equity were 0.96% and 8.74%, respectively, for the first quarter of 2018, compared with 0.10% and 0.95%, respectively, for the same period in 2017.

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

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018			2017
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$983,496	$11,484	4.74%	$974,350	$10,194	4.24%
Loans held for sale	68,084	750	4.47%	28,359	273	3.91%
Securities:
Taxable investment securities (2)	156,287	1,005	2.57%	181,647	1,079	2.38%
Investment securities exempt from federal income tax (3)	46,987	284	2.42%	55,437	326	2.35%
Total securities	203,274	1,289	2.54%	237,084	1,405	2.37%
Cash balances in other banks	48,585	201	1.68%	48,041	105	0.88%
Funds sold	3,539	20	2.28%	1,729	2	0.54%
Total interest-earning assets	1,306,978	13,744	4.26%	1,289,563	11,979	3.77%
Noninterest-earning assets	44,152			50,674
Total assets	$1,351,130			$1,340,237
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$286,335	754	1.07%	$330,627	617	0.76%
Savings and money market deposits	379,529	1,005	1.07%	434,375	815	0.76%
Time deposits	175,007	649	1.50%	168,326	471	1.13%
Total interest-bearing deposits	840,871	2,408	1.16%	933,328	1,903	0.83%
Borrowings and repurchase agreements	84,644	490	2.35%	45,115	144	1.30%
Total interest-bearing liabilities	925,515	2,898	1.27%	978,443	2,047	0.85%
Noninterest-bearing deposits	270,312			210,308
Total funding sources	1,195,827			1,188,751
Noninterest-bearing liabilities	7,027			9,935
Shareholders’ equity	148,276			141,551
Total liabilities and shareholders’ equity	$1,351,130			$1,340,237
Net interest spread (4)			2.99%			2.92%
Net interest income/margin (5)		$10,846	3.37%		$9,932	3.12%

(1)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)	Taxable investment securities include restricted equity securities.
(3)	Average yields for investment securities exempt from federal income tax are not calculated on a tax equivalent basis.
(4)	Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.
(5)	Net interest margin is net interest income divided by total average interest-earning assets and is presented in the table above on an annualized basis.

Our net interest margin on an annualized basis was 3.37% and 3.12% for the first quarter of 2018 and 2017, respectively.  The increase in net interest margin was primarily due to rising yields on earning assets offset by rising deposit costs.

For the first quarter of 2018 and 2017, average loan yields increased from 4.24% to 4.74% which was primarily driven by increases in short-term interest rate indices affecting the variable rate portion of our loan portfolio, offset by competitive pricing pressures.  From December 31, 2016 to March 31, 2018, the LIBOR – 1 month interest rate increased from 0.72% to 1.80%.  Approximately 65% of our loan portfolio is variable in nature. Also, during the first quarter of 2017, two loans were placed on non-accrual status, resulting in a nine basis point decrease in loan yields for the period.

For the first quarter of 2018 and 2017, average security yields increased from 2.37% to 2.54% primarily due to increases in the LIBOR rate on the variable rate portion of our securities portfolio.  The resulting yield on average interest-earning assets increased to 4.26% for the first three months of 2018 compared to 3.77% for the same period in 2017.

The average rate paid on interest-bearing liabilities was 1.27% for the first three months of 2018, as compared to 0.85% for the same period in 2017. This increase was due to the increases in the Fed Funds rate which increased from 0.75% at December 31, 2016 to 1.75% at March 31, 2018. We passed along a portion of these rate increases to our clients.

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

At March 31, 2018, our EAR static simulation results indicated that our balance sheet is asset sensitive to parallel shifts in interest rates. This indicates that our assets generally reprice faster than our liabilities, which results in a favorable impact to net interest income when market interest rates increase. Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity and decay rates, and key rate drivers. Because of the inherent use of these estimates and assumptions in the model, our actual results may, and most likely will, differ from our static EAR results. In addition, static EAR results do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates or client behavior. For example, as part of our asset/liability management strategy, management has the ability to increase asset duration and/or decrease liability duration in order to reduce asset sensitivity, or to decrease asset duration and/or increase liability duration in order to increase asset sensitivity.

The following table illustrates the results of our EAR analysis to determine the extent to which our net interest income over the next 12 months would change if prevailing interest rates immediately increased or decreased by the specified amounts.

Net interest income change
Increase 200bp	5.2%
Increase 100bp	2.7
Decrease 100bp	(4.5)
Decrease 200bp	(16.7)

Provision for Loan Losses

Our policy is to maintain an allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses, which is a charge to earnings, is decreased by charge-offs and increased by loan recoveries. Our allowance for loan losses as a percentage of total loans was 1.41% and 1.45% at March 31, 2018 and December 31, 2017, respectively.

The provision for loan losses amounted to $0.7 million and $3.4 million for the three months ended March 31, 2018 and 2017, respectively. Provision expense is impacted by the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs.

Provision expense decreased for the three months ended March 31, 2018 compared to the three months ended March 31, 2017 primarily due to a $1.2 million decline in net charge-offs (recoveries).  Also, in the first quarter of 2017 specific reserves in our allowance for loan losses were increased $2.1 million.  The increase in specific reserves in the first quarter of 2017 was caused primarily by deterioration in the credit quality of commercial and industrial loans to two borrowers. These loans experienced weakness due to each borrower’s declining financial condition, which led to falling values of the collateral securing these loans.

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at March 31, 2018. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate markets, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting increase in our provision for loan losses could be material.  See “Notes to Consolidated Financial Statements (Unaudited) — Note 3 — Loans and Allowance for Loan Losses” for additional information on our allowance for loan losses.

Noninterest Income

In addition to net interest margin, we generate recurring noninterest income from our lines of business. Our banking operations generate revenue from service charges and fees on deposit accounts. We have a mortgage banking line of business that generates revenue from originating and selling mortgages, a line of business that originates and sells commercial real estate loans (Tri-Net), and we have a revenue-sharing relationship with a registered broker-dealer, which generates wealth management fees. In addition to these types of recurring noninterest income, we own insurance on several key employees and record income on the increase in the cash surrender value of these policies.

The following table sets forth the principal components of noninterest income for the periods indicated.

			2018-2017
	Three months ended		Percent
	March 31,		Increase
	2018	2017	(Decrease)
Noninterest income:
Treasury management and other deposit service charges	$402	$329	22.2%
Loan commitment fees	387	236	64.0%
Net gain (loss) on sale of securities	—	(6)	(100.0)%
Tri-Net fees	528	84	528.6%
Mortgage banking income	1,313	1,132	16.0%
Other noninterest income	460	359	28.1%
Total noninterest income	$3,090	$2,134	44.8%

The increase in treasury management and other deposit service charges for the three months ended March 31, 2018 compared to the same period in 2017 is driven primarily by transaction volume, which can fluctuate from period to period.  Growth in the volume of our commercial deposit accounts was the primary contributor to the increase.
Similarly, loan commitment fees fluctuate based on customer activity and the timing of one-time, transaction related loan fees.

Tri-Net fees represent a line of business, implemented in the fourth quarter of 2016, which originates and sells commercial real estate loans to third-party investors.  All of these loan sales transfer servicing rights to the buyer.  The volume of loan sales has increased as this new line of business is being implemented.

Mortgage banking income consists of mortgage fee income from the origination and sale of mortgage loans.  These mortgage fees are for loans originated in our markets that are subsequently sold to third-party investors.  All of these loan sales transfer servicing rights to the buyer.  Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes.  Mortgage banking income increased 16.0% from 2017 to 2018 due to higher profit margins on loans sold.

Other noninterest income increased 28.1% from 2017 to 2018 primarily due to growth in our wealth management line of business.

Noninterest Expense

Our total noninterest expense increase reflects expenses that we have incurred as we build the foundation to support our recent growth and enable us to execute our growth strategy. The following table presents the primary components of noninterest expense for the periods indicated.

			2018-2017
	Three Months Ended		Percent
	March 31,		Increase
	2018	2017	(Decrease)
Noninterest expense:
Salaries and employee benefits	$6,257	$5,086	23.0%
Data processing and software	798	621	28.5%
Professional fees	474	365	29.9%
Occupancy	521	449	16.0%
Equipment	539	496	8.7%
Regulatory fees	203	307	(33.9)%
Other operating	788	1,052	(25.1)%
Total noninterest expense	$9,580	$8,376	14.4%

Salaries and employee benefits increased $1.2 million, or 23.0%, for the first quarter of 2018 compared with the same period of 2017. The increase is primarily related to increased incentive expense related to improved profitability and the addition of personnel associated with continued expansion in the Nashville MSA. The number of full-time employees increased from 168 at March 31, 2017 to 182 at March 31, 2018.

Data processing and software expense increased for the first quarter of 2018 compared with the same period of 2017 due to an increase in the volume of transactions and implementation of new software in our mortgage banking line of business.

Professional fees increased 29.9% for the first quarter of 2018 compared to the same period in 2017 due to increased legal fees related to outstanding litigation, more fully described in “Part II. Other Information, Item 1. Legal Proceedings.”

The increase in occupancy expense from the first quarter of 2017 to the first quarter of 2018 is due to the new lease of our corporate headquarters which we moved into during the first quarter of 2017.

Other operating expense declined for the first quarter of 2018 compared to the same period in 2017 primarily because of one-time costs incurred in 2017 related to the move of our corporate headquarters.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 68.8% for the three months ended March 31, 2018 compared to 69.4% for the three months ended March 31, 2017. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio for the period ended March 31, 2018 was positively impacted by growth in our net interest income that outpaced increases in our expenses.  For the three months ended March 31, 2018, our revenue base (net interest income plus noninterest income) grew at rate of approximately 1.1 times our noninterest expense.

Income Tax Provision

During the three months ended March 31, 2018, we recorded income tax expense of $0.5 million compared to an income tax benefit of $47 thousand for the three months ended March 31, 2017. Our income tax expense (benefit) for the period ended March 31, 2018 reflects an effective income tax rate of 13.1% compared to (16.5)% for the period ended March 31, 2017.  Our effective tax rate differs from the statutory tax rate by our investments in municipal securities, company owned life insurance, state tax credits, net of the effect of certain non-deductible expenses and the recognition of excess tax benefits related to stock compensation.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions, including income tax consequences. In addition to other changes, the guidance changed the accounting for excess tax benefits and tax deficiencies from generally being recognized in additional paid-in capital to recognition as income tax expense or benefit in the period they occur. We adopted the new guidance in the first quarter of 2017. As a result, our income tax expense was reduced by $363,000 and $145,000 for the periods ended March 31, 2018 and 2017.

(b)	Financial Condition

Balance Sheet

Total assets increased $38.3 million, or 2.8%, from $1.34 billion on December 31, 2017 to $1.38 billion on March 31, 2018. Loans grew $84.3 million, or 8.9%, in the first three months of 2018, offset by a decrease in cash of $31.7 million, or 38.3%, for the same period. Loans held for sale decreased $11.8 million, or 15.9%, during the first three months of 2018.

Total liabilities increased $36.6 million, or 3.1%, from $1.20 billion on December 31, 2017 to $1.23 billion on March 31, 2018. Deposits increased $7.7 million, or 0.7%.  We increased our Federal Home Loan Bank advances $30.0 million during the first three months of 2018 to help fund our loan growth.

Loans and Leases

The composition of loans and leases at March 31, 2018 and December 31, 2017 and the percentage of each classification to total loans are summarized as follows:

	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Commercial real estate - owner occupied	$131,741	12.8%	$101,132	10.7%
Commercial real estate - non-owner occupied	258,016	25.0%	249,490	26.3%
Consumer real estate	104,224	10.1%	102,581	10.8%
Construction and land development	91,953	8.9%	82,586	8.7%
Commercial and industrial	408,353	39.5%	373,248	39.4%
Consumer	9,524	0.9%	6,862	0.7%
Other	28,750	2.8%	31,983	3.4%
Total loans	$1,032,561	100.0%	$947,882	100.0%

At March 31, 2018, our loan portfolio composition remained relatively consistent with the composition at December 31, 2017. The commercial real estate category includes owner-occupied commercial real estate loans which is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate.

Non-Performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

	March 31, 2018	December 31, 2017
Non-accrual loans	$1,329	$2,695
Troubled debt restructurings	1,190	1,207
Loans past due 90 days or more and still accruing	—	231
Non-performing loans	1,329	2,695
Foreclosed real estate	—	—
Non-performing assets	$1,329	$2,695
Non-performing loans as a percentage of total loans	0.13%	0.28%
Non-performing assets as a percentage of total assets	0.10%	0.20%

The decrease in non-accrual loans and non-performing assets experienced during the three months ended March 31, 2018 is primarily related to improvement in performance and our outlook of future performance for a $1.2 million commercial real estate loan.

The following table sets forth the major classifications of non-accrual loans:

	March 31, 2018	December 31, 2017
Commercial real estate	$—	$1,207
Consumer real estate	—	—
Construction and land development	—	—
Commercial and industrial	1,329	1,488
Consumer	—	—
Other	—	—
Total loans	$1,329	$2,695

(c)	Liquidity

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

Our most liquid assets are comprised of cash and due from banks, available-for-sale marketable investment securities and federal funds sold. The fair value of the available-for-sale investment portfolio was $189.6 million at March 31, 2018. We pledge portions of our investment securities portfolio to secure public fund deposits, derivative positions and Federal Home Loan Bank advances. At March 31, 2018, total investment securities pledged for these purposes comprised 64% of the estimated fair value of the entire investment portfolio, leaving $69.8 million of unpledged securities.

We have a large base of non-maturity customer deposits, defined as demand, savings, and money market deposit accounts. At March 31, 2018, such deposits totaled $956.9 million and represented 85% of our total deposits. Because these deposits are less volatile and are often tied to other products through long lasting relationships they do not put heavy pressure on liquidity.

Other sources of funds available to meet daily needs include FHLB advances. As a member of the FHLB of Cincinnati, the Company has access to credit products offered by the FHLB. The Company views these borrowings as a low cost alternative to other time deposits. At March 31, 2018, available credit from the FHLB totaled $75.8 million. Additionally, we had available federal funds purchased lines with correspondent banks totaling $110.0 million at March 31, 2018.

The Parent Company’s principal source of cash generation is dividends paid to it as the sole shareholder of the Bank. At March 31, 2018, the Bank was able to pay up to $19.8 million in dividends to the Parent Company without regulatory approval subject to the ongoing capital requirements of the Bank.

Accordingly, management believes that our funding sources are at sufficient levels to satisfy our short-term and long-term liquidity needs.

(d)	Capital Resources

At March 31, 2018, shareholders’ equity totaled $148.7 million, an increase of $1.7 million since December 31, 2017. Accordingly, as of March 31, 2018, the Company and the Bank were well-capitalized under the regulatory framework for prompt corrective action.  See the Consolidated Statement of Changes in Shareholders’ Equity and Note 10 of the consolidated financial statements for further detail of the changes in equity since the end of 2017.

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

(in thousands, except per share data)	March 31, 2018	December 31, 2017
Total equity	$148,693	$146,946
Less core deposit intangible	(13)	(23)
Less goodwill	(6,219)	(6,219)
Less preferred equity (par value and additional paid-in capital)	(9,000)	(9,000)
Tangible common equity	$133,461	$131,704

Total assets	$1,382,745	$1,344,429
Less core deposit intangible	(13)	(23)
Less goodwill	(6,219)	(6,219)
Total tangible assets	$1,376,513	$1,338,187

Total shareholders' equity to total assets	10.75%	10.93%
Tangible common equity ratio	9.70%	9.84%
Total shares of common stock outstanding	11,773,358	11,582,026
Book value per share of common stock	$11.87	$11.91
Tangible book value per share of common stock	11.34	11.37

(f)	Recently Issued Accounting Pronouncements

ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance was effective for the Company for reporting periods beginning after December 15, 2017 and had no significant impact on financial reporting.

The Company's revenue is comprised of net interest income and noninterest income. The scope of the guidance explicitly excludes net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives.  Accordingly, the majority of the Company’s revenues were not affected. The Company has performed an assessment of revenue contracts related to revenue streams that are within the scope of the standard. The accounting policies have not changed since the principles of revenue recognition from the ASU are consistent with existing guidance and current practices applied by our businesses. We have not identified material changes to the timing or amount of revenue recognition nor have we identified a significant need for material changes to disclosures.

ASU 2016-02, Leases

In February 2016, the FASB amended the Leases topic of the Accounting Standards Codification to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted.

We expect to adopt the guidance using the modified retrospective method and practical expedients for transition. The practical expedients allow us to largely account for our existing leases consistent with current guidance except for the incremental balance sheet recognition for lessees. We have started an initial evaluation of our leasing contracts and activities. We have also started developing our methodology to estimate the right-of use assets and lease liabilities, which will be based on the present value of lease payments (the December 31, 2017 future minimum lease payments were $14.6 million). We do not expect a material change to the timing of expense recognition, but we are early in the implementation process and will continue to evaluate the impact. We are evaluating our existing disclosures and may need to provide additional information as a result of adoption of the ASU.

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

ASU 2017-09, Scope of Modification Accounting

In May 2017, the FASB amended the requirements in the Compensation—Stock Compensation Topic of the Accounting Standards Codification related to changes to the terms or conditions of a share-based payment award. The amendments provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. The amendments were effective for the Company for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. The Company adopted the amendments during the period ended March 31, 2018. These amendments did not have a material effect on the Company’s financial statements.

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

ASU 2018-02, Income Statement: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB Issued (2018-02), Income Statement (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows Companies to reclassify the stranded effects in other comprehensive income to retained earnings as a result of the change in the tax rates under the Tax Reform Act. During the period ended December 31, 2017, the Company opted to early adopt this pronouncement by retrospective application to each period in which the effect of the change in the tax rate under the Tax Reform Act is recognized. The Company made an election to reclassify income tax effects of the Tax Reform Act, amounting to approximately $259,000, from accumulated other comprehensive income to retained earnings. The impact of the reclassification from other comprehensive income to retained earnings was included in the Statement of Changes in Shareholders’ Equity for the year ended December 31, 2017.

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

In evaluating an investment in the Company’s securities, investors should consider carefully, among other things, information under the heading “Cautionary Note Regarding Forward-Looking Statements” in this Report as well as those factors that are detailed from time to time in the Company’s periodic and current reports filed with the SEC, including those factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 under the heading “Item 1A. Risk Factors” and in the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The following table shows information relating to the repurchase of shares of common stock by the Company during the three months ended March 31, 2018.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
January 1 - January 31	5,381	$19.96	—	—
February 1 - February 28	19,956	19.61	—	—
March 1 - March 31	35,928	19.43	—	—
Total	61,265	$19.53	—	—

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

Item 5.	Other Information

As mentioned in the Company’s definitive proxy statement that was filed with the SEC on March 19, 2018, the Company and Ms. Claire W. Tucker were negotiating a change to her employment agreement such that the change of control provision would be identical to those currently afforded Messrs. Anderson and Hogan. Accordingly, on April 26, 2018, the Company and the Bank entered into the Sixth Amended and Restated Executive Employment Agreement (the “Tucker Agreement”) with Ms. Tucker.  Following the amendment, for a termination occurring within 12 months of a change in control, as defined in the Tucker Agreement, Ms. Tucker would receive payments equal to two times her base salary (payable in 24 equal monthly installments) and continuation of benefits for 24 months from termination, unless employment was terminated with “Cause” or by reason of “Disability” or the executive resigned without “Good Reason,” as such terms are defined in the Tucker Agreement.  Prior to the amendment, the change of control provision provided that Ms. Tucker’s base salary would be continued through May 31, 2019 and healthcare coverage would be continued until she becomes eligible for Medicare (or other similar government health care coverage).

The description of the Tucker Agreement above does not purport to be complete and is qualified in its entirety by reference to the Tucker Agreement, a copy of which is filed as Exhibit 10.1 to this Report and incorporated herein by reference, and the further changes to the Tucker Agreement described below.

Thereafter on April 26, 2018, at the meeting of the boards of directors of the Company and the Bank held in connection with the Company’s annual shareholder meeting, the boards subsequently appointed Ms. Claire Tucker as the Chief Executive Officer of the Bank.  As a result of such appointment, Mr. Dandridge Hogan will transition into the roles of President and Chief Operating Officer of the Bank and Ms. Tucker, in addition to her new role as Chief Executive Officer of the Bank, will continue in her roles with the Company as President and Chief Executive Officer.  All of these changes were effective April 26, 2018.

In order to effect the changes in office, the Company, the Bank, and Ms. Tucker entered into a Seventh Amended and Restated Executive Employment Agreement (the “Restated Tucker Agreement”), and the Bank and Mr. Dandridge Hogan entered into a Fourth Amended and Restated Executive Employment Agreement (the “Restated Hogan Agreement”).  The Restated Tucker Agreement reflects Ms. Tucker’s appointment to Chief Executive Officer of the Bank and certain technical updates to reflect her current salary level and other matters.  Ms. Tucker’s base salary under the Restated Tucker Agreement is $425,000, subject to adjustment by the board of directors, and she is eligible to participate in the Company’s Employee Benefit Plans (as defined in the Restated Tucker Agreement).  The Restated Hogan Agreement reflects his change in title from Chief Executive Officer of the Bank to President and Chief Operating Officer of the Bank and extends the term of his employment to May 31, 2019.  Mr. Hogan’s base salary under the Restated Hogan Agreement remains $350,000, subject to adjustment by the board of directors, and he is eligible to participate in the Bank’s Employee Benefit Plans (as defined in the Restated Hogan Agreement).

The descriptions of the Restated Tucker Agreement and the Restated Hogan Agreement above do not purport to be complete and are qualified in their entirety by reference to the Restated Tucker Agreement and Restated Hogan Agreement, respectively, copies of which are filed as Exhibits 10.2 and 10.3, respectively, to this Report and incorporated herein by reference.

In addition, on April 5, 2018, the Bank and Mr. Christopher Tietz, the Chief Credit Officer of the Bank, entered into a First Amended and Restated Executive Employment Agreement (the “Restated Tietz Agreement”).  The Restated Tietz Agreement extends the term of his employment to May 31, 2019 and reflects his current salary level.  Mr. Tietz’s base salary under the Restated Tietz Agreement is $292,000, subject to adjustment by the board of directors, and he is eligible to participate in the Bank’s Employee Benefit Plans (as defined in the Restated Tietz Agreement).

The description of the Restated Tietz Agreement above does not purport to be complete and is qualified in its entirety by reference to the Restated Tietz Agreement, a copy of which is filed as Exhibits 10.4 to this Report and incorporated herein by reference.

For the information required by Items 401(b), (d), (e) and Item 404(a) of Regulation S-K, please refer to the information under the captions “Proposal 1-Director Nominees-Claire W. Tucker”, “Corporate Governance-Executive Officers-Dandridge W. Hogan”, “Corporate Governance-Executive Officers-Christopher G. Tietz” and “Certain Relationships and Related Transactions” in the Company’s definitive proxy statement that was filed with the SEC on March 19, 2018, which is incorporated herein by reference.

Item 6.	Exhibits

Exhibit Number	Description

10.1	Sixth Amended and Restated Executive Employment Agreement, dated April 26, 2018, between CapStar Financial Holdings, Inc., CapStar Bank, and Claire W. Tucker.*

10.2	Seventh Amended and Restated Executive Employment Agreement, dated April 26, 2018, between CapStar Financial Holdings, Inc., CapStar Bank, and Claire W. Tucker.*

10.3	Fourth Amended and Restated Executive Employment Agreement, dated April 26, 2018, between CapStar Bank and Dandrige W. Hogan.*

10.4	First Amended and Restated Executive Employment Agreement, dated April 5, 2018, between CapStar Bank and Christopher Tietz.*

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

CAPSTAR FINANCIAL HOLDINGS, INC.

By:	/s/ Robert B. Anderson
Robert B. Anderson
Chief Financial Officer and Chief Administrative Officer

Date:	May 2, 2018