Form 10-Q
period 2018-06-30
CapStar Financial Holdings, Inc.
filed 2018-07-31
CIK 1676479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of July 30, 2018
Common Stock, par value $1.00 per share	11,850,622
Non-voting Common Stock, par value $1.00 per share	132,561

CAPSTAR FINANCIAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

TERMINOLOGY

The terms “we,” “our,” “us,” “the Company,” “CSTR” and “CapStar” that appear in this Quarterly Report on Form 10-Q (this “Report”) refer to CapStar Financial Holdings, Inc. and its wholly owned subsidiary, CapStar Bank.  The terms “CapStar Bank,” “the Bank” and “our Bank” that appear in this Report refer to CapStar Bank.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements reflect our current views with respect to, among other things, future events including, without limitation, the terms, timing and closing of the proposed mergers with Athens Bancshares Corporation and Athens Federal Community Bank (collectively, “Athens”) and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “aspire,” “roadmap,” “achieve,” “estimate,” “intend,” “plan,” “project,” “projection,” “forecast,” “goal,” “target,” “would,” and “outlook,” or the negative version of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that such expectations, estimates and projections will be achieved. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but are not limited to, the following:

The terms, timing, and closing of the proposed mergers with Athens; the acceptance by customers of Athens of the Company’s products and services if the proposed mergers close; the ability of the Company and Athens to complete the mergers; the ability of the Company and Athens to satisfy the conditions to the completion of the merger transaction, including the approval of the merger transaction by Athens’ shareholders and the receipt of all regulatory approvals required for the merger transaction on the terms expected in the merger agreement; economic conditions (including interest rate environment, government economic and monetary policies, the strength of global financial markets and inflation and deflation) that impact the financial services industry as a whole and/or our business; the concentration of our business in the Nashville metropolitan statistical area (“MSA”) and the effect of changes in the economic, political and environmental conditions on this market; increased competition in the financial services industry, locally, regionally or nationally, which may adversely affect pricing and the other terms offered to our clients; our dependence on our management team and board of directors and changes in our management and board composition; our reputation in the community; our ability to execute our strategy and to achieve loan and deposit growth through organic growth and strategic acquisitions; credit risks related to the size of our borrowers and our ability to adequately identify, assess and limit our credit risk; our concentration of large loans to a small number of borrowers; the significant portion of our loan portfolio that originated during the past two years and therefore may less reliably predict future collectability than older loans; the adequacy of reserves (including our allowance for loan losses) and the appropriateness of our methodology for calculating such reserves; non-performing loans and leases; non-performing assets; charge-offs, non-accruals, troubled-debt restructurings, impairments and other credit issues; adverse trends in the healthcare service industry, which is an integral component of our market’s economy; our management of risks inherent in our commercial real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of our collateral and our ability to sell collateral upon any foreclosure; governmental legislation and regulation, including changes in the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act of 2010, as amended, the Tax Cuts and Jobs Act, Basel guidelines, capital requirements, accounting regulation or standards and other applicable laws and regulations; the loss of large depositor relationships, which could force us to fund our business through more expensive and less stable sources; operational and liquidity risks associated with our business, including liquidity risks inherent in correspondent banking; volatility in interest rates and our overall management of interest rate risk, including managing the sensitivity of our interest-earning assets and interest-bearing liabilities to interest rates, and the impact to our earnings from a change in interest rates; the potential for our Bank’s regulatory lending limits and other factors related to our size to restrict our growth and prevent us from effectively implementing our business strategy; strategic acquisitions we may undertake to achieve our goals; the sufficiency of our capital, including sources of capital and the extent to which we may be required to raise additional capital to meet our goals; fluctuations to the fair value of our investment securities that are beyond our control; deterioration in the fiscal position of the U.S. government and downgrades in Treasury and federal agency securities; potential exposure to fraud, negligence, computer theft and cyber-crime; the adequacy of our risk management framework; our dependence on our information technology and telecommunications systems and the potential for any systems failures or interruptions; our dependence upon outside third parties for the processing and handling of our records and data; our ability to adapt to technological change; the financial soundness of other financial institutions; our exposure to environmental liability risk associated with our lending activities; our engagement in derivative transactions; our involvement from time to time in legal proceedings and examinations and remedial actions by regulators; the susceptibility of our market to natural disasters and acts of God; and the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30, 2018
	(unaudited)	December 31, 2017
Assets
Cash and due from banks	$14,185	$9,506
Interest-bearing deposits in financial institutions	32,965	68,572
Federal funds sold	11,072	4,719
Total cash and cash equivalents	58,222	82,797
Securities available-for-sale, at fair value	183,364	192,621
Securities held-to-maturity, fair value of $3,798, and $3,848 at June 30, 2018 and December 31, 2017, respectively	3,746	3,759
Loans held for sale	65,320	74,093
Loans	1,046,525	947,537
Less allowance for loan losses	(14,705)	(13,721)
Loans, net	1,031,820	933,816
Premises and equipment, net	5,831	5,884
Restricted equity securities	8,809	8,806
Accrued interest receivable	4,347	4,084
Goodwill	6,219	6,219
Core deposit intangible	3	23
Other assets	33,500	32,327
Total assets	$1,401,181	$1,344,429
Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$223,579	$301,742
Interest-bearing	291,765	274,681
Savings and money market accounts	422,425	367,246
Time	207,244	176,197
Total deposits	1,145,013	1,119,866
Federal Home Loan Bank advances	95,000	70,000
Other liabilities	8,022	7,617
Total liabilities	1,248,035	1,197,483
Shareholders’ equity:
Series A convertible preferred stock, $1 par value; 5,000,000 shares authorized; 878,049 shares issued and outstanding at June 30, 2018 and December 31, 2017	878	878
Common stock, voting, $1 par value; 20,000,000 shares authorized; 11,798,570 and 11,449,465 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	11,799	11,450
Common stock, nonvoting, $1 par value; 5,000,000 shares authorized; 132,561 shares issued and outstanding at June 30, 2018 and December 31, 2017	133	133
Additional paid-in capital	120,555	118,120
Retained earnings	25,086	18,892
Accumulated other comprehensive loss, net of income tax	(5,305)	(2,527)
Total shareholders’ equity	153,146	146,946
Total liabilities and shareholders’ equity	$1,401,181	$1,344,429

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Income (Loss) (Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Interest income:
Loans, including fees	$13,796	$11,373	$26,030	$21,840
Securities:
Taxable	939	983	1,815	1,987
Tax-exempt	261	317	546	642
Federal funds sold	19	16	39	18
Restricted equity securities	128	86	257	163
Interest-bearing deposits in financial institutions	211	115	411	219
Total interest income	15,354	12,890	29,098	24,869
Interest expense:
Interest-bearing deposits	892	586	1,646	1,204
Savings and money market accounts	1,413	773	2,418	1,587
Time deposits	834	574	1,483	1,046
Federal funds purchased	1	7	1	11
Federal Home Loan Bank advances	627	379	1,117	519
Total interest expense	3,767	2,319	6,665	4,367
Net interest income	11,587	10,571	22,433	20,502
Provision for loan losses	169	9,690	846	13,094
Net interest income after provision for loan losses	11,418	881	21,587	7,408
Noninterest income:
Treasury management and other deposit service charges	427	342	829	670
Loan commitment fees	185	187	572	423
Net gain on sale of securities	3	40	3	34
Tri-Net fees	325	297	853	382
Mortgage banking income	1,383	1,370	2,695	2,587
Other noninterest income	442	430	902	703
Total noninterest income	2,765	2,666	5,854	4,799
Noninterest expense:
Salaries and employee benefits	6,340	4,784	12,598	9,870
Data processing and software	810	711	1,608	1,331
Professional fees	344	350	819	714
Occupancy	535	539	1,056	987
Equipment	602	544	1,141	1,040
Regulatory fees	233	301	436	608
Merger related expenses	335	—	335	—
Other operating	806	988	1,593	2,042
Total noninterest expense	10,005	8,217	19,586	16,592
Income (loss) before income taxes	4,178	(4,670)	7,855	(4,385)
Income tax expense (benefit)	665	(1,328)	1,148	(1,375)
Net income (loss)	$3,513	$(3,342)	$6,707	$(3,010)
Per share information:
Basic net income (loss) per share of common stock	$0.30	$(0.30)	$0.57	$(0.27)
Diluted net income (loss) per share of common stock	$0.27	$(0.26)	$0.52	$(0.24)
Weighted average shares outstanding:
Basic	11,845,822	11,226,216	11,755,535	11,218,624
Diluted	13,067,223	12,740,104	13,021,744	12,761,989

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income (loss)	$3,513	$(3,342)	$6,707	$(3,010)
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(573)	1,333	(4,927)	1,908
Reclassification adjustment for (gains) losses included in net income	(3)	(40)	(3)	(34)
Tax effect	151	(495)	1,289	(717)
Net of tax	(425)	798	(3,641)	1,157
Unrealized losses on securities transferred to held-to-maturity:
Reclassification adjustment for losses included in net income	—	42	14	83
Tax effect	—	(16)	(4)	(32)
Net of tax	—	26	10	51
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	144	(211)	567	(213)
Reclassification adjustment for (gains) losses included in net income	224	158	475	313
Tax effect	(54)	81	(189)	82
Net of tax	314	28	853	182
Other comprehensive income (loss)	(111)	852	(2,778)	1,390
Comprehensive income (loss)	$3,402	$(2,490)	$3,929	$(1,620)

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands, except share data)

	Preferred	Common Stock, voting		Common Stock, nonvoting		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	stock	Shares	Amount	Shares	Amount	capital	earnings	loss	equity
Balance December 31, 2016	$878	11,204,515	$11,205	—	$—	$116,143	$17,132	$(6,151)	$139,207
Issuance of restricted common stock, net of forfeitures and withholdings to satisfy employee tax obligations	—	4,244	4	—	—	(215)	—	—	(211)
Stock-based compensation expense	—	—	—	—	—	484	—	—	484
Excess tax benefit from stock compensation	—	15,117	15	—	—	65	—	—	80
Exercise of common stock warrants	—	11,379	11	—	—	79	—	—	90
Net income	—	—	—	—	—	—	(3,010)	—	(3,010)
Other comprehensive income	—	—	—	—	—	—	—	1,390	1,390
Balance June 30, 2017	$878	11,235,255	$11,235	—	$—	$116,556	$14,122	$(4,761)	$138,030

Balance December 31, 2017	$878	11,449,465	$11,450	132,561	$133	$118,120	$18,892	$(2,527)	$146,946
Issuance of restricted common stock, net of forfeitures and withholdings to satisfy employee tax obligations	—	30,148	30	—	—	(383)	—	—	(353)
Stock-based compensation expense	—	—	—	—	—	630	—	—	630
Exercise of employee common stock options	—	168,372	168	—	—	1,029	—	—	1,197
Exercise of common stock warrants	—	150,585	151	—	—	1,159	—	—	1,310
Common and preferred dividends declared	—	—	—	—	—	—	(513)	—	(513)
Net income (loss)	—	—	—	—	—	—	6,707	—	6,707
Other comprehensive income (loss)	—	—	—	—	—	—	—	(2,778)	(2,778)
Balance June 30, 2018	$878	11,798,570	$11,799	132,561	$133	$120,555	$25,086	$(5,305)	$153,146

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$6,707	$(3,010)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Provision for loan losses	846	13,094
Accretion of discounts on acquired loans and deferred fees	(653)	(274)
Depreciation and amortization	205	232
Net amortization of premiums on investment securities	541	663
Net gain on sale of securities	(3)	(34)
Mortgage banking income	(2,695)	(2,587)
Tri-Net fees	(853)	(382)
Net gain on sale of loans	—	(66)
Net loss on disposal of premises and equipment	—	137
Stock-based compensation	630	484
Deferred income tax expense	124	402
Origination of loans held for sale	(261,924)	(267,954)
Proceeds from loans held for sale	274,245	239,527
Net increase in accrued interest receivable and other assets	(464)	(3,107)
Net increase (decrease) in accrued interest payable and other liabilities	934	(3,108)
Net cash provided by (used in) operating activities	17,640	(25,983)
Cash flows from investing activities:
Activities in securities available-for-sale:
Purchases	(11,708)	(11,754)
Sales	5,778	29,968
Maturities, prepayments and calls	9,746	9,762
Activities in securities held-to-maturity:
Maturities, prepayments and calls	—	451
Purchase of restricted equity securities	(3)	(2,260)
Net increase in loans	(98,197)	(73,366)
Purchase of premises and equipment	(132)	(1,060)
Proceeds from the sale of premises and equipment	—	3
Net cash used in investing activities	(94,516)	(48,256)
Cash flows from financing activities:
Net increase (decrease) in deposits	25,147	(7,738)
Proceeds from Federal Home Loan Bank advances	80,000	60,000
Payments on Federal Home Loan Bank advances	(55,000)	(10,000)
Exercise of common stock options and warrants, net of repurchase of restricted shares	2,154	(41)
Net cash provided by financing activities	52,301	42,221
Net decrease in cash and cash equivalents	(24,575)	(32,018)
Cash and cash equivalents at beginning of period	82,797	80,111
Cash and cash equivalents at end of period	$58,222	$48,093
Supplemental disclosures of cash paid:
Interest paid	$6,452	$4,293
Income taxes	176	2,813
Supplemental disclosures of noncash transactions:
Loans charged off to the allowance for loan losses	$251	$12,369

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the period ended June 30, 2018 include CapStar Financial Holdings, Inc. and its wholly owned subsidiary, CapStar Bank (the “Bank”, together referred to as the “Company”). Significant intercompany transactions and accounts are eliminated in consolidation.

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

Subsequent Events

Accounting Standards Codification (“ASC”) 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated all events or transactions that occurred after June 30, 2018 through the date of the issued financial statements.

NOTE 2 – SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2018 and December 31, 2017 are summarized as follows (dollars in thousands):

	June 30, 2018				December 31, 2017
	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value
Securities available-for-sale:
U. S. government agency securities	$11,250	$—	$(488)	$10,762	$11,433	$12	$(168)	$11,277
State and municipal securities	45,447	298	(1,413)	44,332	51,790	1,430	(222)	52,998
Mortgage-backed securities	106,495	—	(4,058)	102,437	108,236	40	(1,714)	106,562
Asset-backed securities	15,968	21	(23)	15,966	16,575	—	(198)	16,377
Other debt securities	9,873	61	(67)	9,867	5,326	81	—	5,407
Total	$189,033	$380	$(6,049)	$183,364	$193,360	$1,563	$(2,302)	$192,621
Securities held-to-maturity:
State and municipal securities	$3,746	$55	$(3)	$3,798	$3,759	$89	$—	$3,848
Total	$3,746	$55	$(3)	$3,798	$3,759	$89	$—	$3,848

Security fair values are established by an independent pricing service as of the dates indicated. The difference between amortized cost and fair value reflects current interest rates and represents the potential gain (loss) had the portfolio been liquidated on those dates. Security gains (losses) are realized only in the event of dispositions prior to maturity or other-than-temporary impairment. Securities with unrealized losses as of June 30, 2018 and December 31, 2017, and the length of time they were in continuous loss positions as of such dates are as follows (dollars in thousands):

	Less than 12 months		12 months or more		Total
June 30, 2018	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
U. S. government agency securities	$7,110	$(240)	$3,652	$(248)	$10,762	$(488)
State and municipal securities	27,726	(1,074)	3,970	(342)	31,696	(1,416)
Mortgage-backed securities	36,012	(1,034)	66,425	(3,024)	102,437	(4,058)
Asset-backed securities	—	—	7,536	(23)	7,536	(23)
Other debt securities	5,505	(67)	—	—	5,505	(67)
Total temporarily impaired securities	$76,353	$(2,415)	$81,583	$(3,637)	$157,936	$(6,052)

December 31, 2017
U. S. government agency securities	$7,375	$(90)	$1,912	$(78)	$9,287	$(168)
State and municipal securities	7,490	(106)	5,798	(116)	13,288	(222)
Mortgage-backed securities	29,832	(322)	67,813	(1,392)	97,645	(1,714)
Asset-backed securities	—	—	16,377	(198)	16,377	(198)
Other debt securities	—	—	—	—	—	—
Total temporarily impaired securities	$44,697	$(518)	$91,900	$(1,784)	$136,597	$(2,302)

As noted in the table above, as of June 30, 2018, the Company had unrealized losses of $6.1 million in its investment securities portfolio. The unrealized losses associated with these investment securities are driven by changes in interest rates and are recorded as a component of equity. These investment securities will continue to be monitored as a part of our ongoing impairment analysis. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. If a shortfall in future cash flows is identified, a credit loss will be deemed to have occurred and will be recognized as a charge to earnings and a new cost basis for the security will be established.

Because the Company currently does not intend to sell any investment securities that have an unrealized loss at June 30, 2018, and it is not more-likely-than-not that we will be required to sell these investment securities before recovery of their amortized cost bases, which may be at maturity, we do not consider these securities to be other-than-temporarily impaired at June 30, 2018.

Securities with a market value of $118.4 million at June 30, 2018 were pledged to collateralize public deposits, derivative positions and Federal Home Loan Bank advances.

Results from sales of debt and equity securities were as follows (dollars in thousands):

	Six Months Ended	Six Months Ended
	June 30, 2018	June 30, 2017
Proceeds	$5,778	$29,968
Gross gains	107	110
Gross losses	(104)	(76)

The amortized cost and fair value of securities at June 30, 2018, by contractual maturity, are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in less than one year	$1,849	$1,846	$—	$—
Due one to five years	20,577	20,673	3,746	3,798
Due five to ten years	28,854	28,023	—	—
Due beyond ten years	15,290	14,419	—	—
Mortgage-backed securities	106,495	102,437	—	—
Asset-backed securities	15,968	15,966	—	—
Total	$189,033	$183,364	$3,746	$3,798

NOTE 3 – LOANS AND ALLLOWANCE FOR LOAN LOSSES

A summary of the loan portfolio as of June 30, 2018 and December 31, 2017 follows (dollars in thousands):

	June 30, 2018	December 31, 2017
Commercial real estate	$408,244	$350,622
Consumer real estate	109,915	102,581
Construction and land development	96,580	82,586
Commercial and industrial	386,065	373,248
Consumer	9,671	6,862
Other	36,429	31,983
Total	1,046,904	947,882
Less net unearned income	(379)	(345)
Total loans	1,046,525	947,537
Allowance for loan losses	(14,705)	(13,721)
Total loans, net	$1,031,820	$933,816

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

Loans not falling into the criteria above are considered to be pass-rated loans. The Company utilizes six loan grades within the pass risk rating.

The following tables present the loan balances by category as well as risk rating (dollars in thousands):

	Non-impaired Loans
June 30, 2018	Pass/Watch	Special Mention	Substandard	Total Non-impaired	Total Impaired Loans	Total
Commercial real estate	$405,003	$—	$2,068	$407,071	$1,173	$408,244
Consumer real estate	109,689	—	226	109,915	—	109,915
Construction and land development	96,580	—	—	96,580	—	96,580
Commercial and industrial	371,917	2,395	6,334	380,646	5,419	386,065
Consumer	9,671	—	—	9,671	—	9,671
Other	36,429	—	—	36,429	—	36,429
Total	$1,029,289	$2,395	$8,628	$1,040,312	$6,592	$1,046,904

December 31, 2017
Commercial real estate	$349,415	$—	$—	$349,415	$1,207	$350,622
Consumer real estate	102,571	—	10	102,581	—	102,581
Construction and land development	82,586	—	—	82,586	—	82,586
Commercial and industrial	349,494	11,193	11,073	371,760	1,488	373,248
Consumer	6,849	—	13	6,862	—	6,862
Other	31,983	—	—	31,983	—	31,983
Total	$922,898	$11,193	$11,096	$945,187	$2,695	$947,882

None of the Company’s loans had a risk rating of “Doubtful” as of June 30, 2018 or December 31, 2017.

The following tables detail the changes in the ALL for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Three Months Ended June 30, 2018
Balance, beginning of period	$3,512	$1,036	$1,742	$7,798	$122	$353	$14,563
Charged-off loans	—	—	—	(79)	(12)	—	(91)
Recoveries	6	1	—	53	4	—	64
Provision for loan losses	33	20	22	7	6	81	169
Balance, end of period	$3,551	$1,057	$1,764	$7,779	$120	$434	$14,705

Three Months Ended June 30, 2017
Balance, beginning of period	$3,257	$1,048	$1,090	$8,013	$60	$529	$13,997
Charged-off loans		—	—	(11,244)	—	—	(11,244)
Recoveries	—	1	—	—	10	—	11
Provision for loan losses	276	32	(179)	9,626	(13)	(52)	9,690
Balance, end of period	$3,533	$1,081	$911	$6,395	$57	$477	$12,454

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Six Months Ended June 30, 2018
Balance, beginning of period	$3,324	$1,063	$1,628	$7,209	$91	$406	$13,721
Charged-off loans	—	—	—	(226)	(25)	—	(251)
Recoveries	10	2	—	326	51	—	389
Provision for loan losses	217	(8)	136	470	3	28	846
Balance, end of period	$3,551	$1,057	$1,764	$7,779	$120	$434	$14,705

Six Months Ended June 30, 2017
Balance, beginning of period	$2,655	$1,013	$1,574	$5,618	$76	$698	$11,634
Charged-off loans	—	—	—	(12,369)	—	—	(12,369)
Recoveries	—	1	—	3	91	—	95
Provision for loan losses	878	67	(663)	13,143	(110)	(221)	13,094
Balance, end of period	$3,533	$1,081	$911	$6,395	$57	$477	$12,454

A breakdown of the ALL and the loan portfolio by loan category at June 30, 2018 and December 31, 2017 follows (dollars in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
June 30, 2018
Allowance for Loan Losses:
Collectively evaluated for impairment	$3,551	$1,057	$1,764	$6,104	$120	$434	$13,030
Individually evaluated for impairment	—	—	—	1,675	—	—	1,675
Balances, end of period	$3,551	$1,057	$1,764	$7,779	$120	$434	$14,705
Loans:
Collectively evaluated for impairment	$407,071	$109,915	$96,580	$380,646	$9,671	$36,429	$1,040,312
Individually evaluated for impairment	1,173	—	—	5,419	—	—	6,592
Balances, end of period	$408,244	$109,915	$96,580	$386,065	$9,671	$36,429	$1,046,904

December 31, 2017
Allowance for Loan Losses:
Collectively evaluated for impairment	$3,324	$1,063	$1,628	$7,109	$91	$406	$13,621
Individually evaluated for impairment	—	—	—	100	—	—	100
Balances, end of period	$3,324	$1,063	$1,628	$7,209	$91	$406	$13,721
Loans:
Collectively evaluated for impairment	$349,415	$102,581	$82,586	$371,760	$6,862	$31,983	$945,187
Individually evaluated for impairment	1,207	—	—	1,488	—	—	2,695
Balances, end of period	$350,622	$102,581	$82,586	$373,248	$6,862	$31,983	$947,882

The following table presents the allocation of the ALL for each respective loan category with the corresponding percentage of the ALL in each category to total loans, net of deferred fees as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018		December 31, 2017
	Amount	Percent of total loans, net of deferred fees	Amount	Percent of total loans, net of deferred fees
Commercial real estate	$3,551	0.34%	$3,324	0.35%
Consumer real estate	1,057	0.10	1,063	0.11
Construction and land development	1,764	0.17	1,628	0.17
Commercial and industrial	7,779	0.75	7,209	0.76
Consumer	120	0.01	91	0.01
Other	434	0.04	406	0.04
Total allowance for loan losses	$14,705	1.41%	$13,721	1.45%

The following table presents the Company’s impaired loans that were evaluated for specific loss allowance as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30, 2018			December 31, 2017
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial real estate	$1,173	$1,633	$—	$1,207	$1,645	$—
Consumer real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	1,173	1,633	—	1,207	1,645	—
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—
Consumer real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	5,419	5,419	1,675	1,488	2,770	100
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	5,419	5,419	1,675	1,488	2,770	100
Total	$6,592	$7,052	$1,675	$2,695	$4,415	$100

The following table presents information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate	$1,181	$15	$1,278	$—	$1,189	$25	$1,286	$—
Consumer real estate	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
Subtotal	1,181	15	1,278	—	1,189	25	1,286	—
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—	—	—
Consumer real estate	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—
Commercial and industrial	5,425	31	2,194	—	5,345	118	2,242	—
Consumer	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
Subtotal	5,425	31	2,194	—	5,345	118	2,242	—
Total	$6,606	$46	$3,472	$—	$6,534	$143	$3,528	$—

Interest income recognized on a cash basis for impaired loans amounted to $15,000 and $25,000 for the three and six months ended June 30, 2018.  No interest income was recognized on a cash basis for impaired loans during the three or six months ended June 30, 2017.

The following table presents the aging of the recorded investment in past-due loans as of June 30, 2018 and December 31, 2017 by class of loans (dollars in thousands):

	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
June 30, 2018
Commercial real estate	$472	$—	$—	$472	$407,772	$408,244
Consumer real estate	27	—	216	243	109,672	109,915
Construction and land development	—	—	—	—	96,580	96,580
Commercial and industrial	—	30	—	30	386,035	386,065
Consumer	—	—	—	—	9,671	9,671
Other	—	—	—	—	36,429	36,429
Total	$499	$30	$216	$745	$1,046,159	$1,046,904

December 31, 2017
Commercial real estate	$—	$—	$—	$—	$350,622	$350,622
Consumer real estate	—	—	218	218	102,363	102,581
Construction and land development	—	—	—	—	82,586	82,586
Commercial and industrial	1,967	209	—	2,176	371,072	373,248
Consumer	—	—	13	13	6,849	6,862
Other	—	—	—	—	31,983	31,983
Total	$1,967	$209	$231	$2,407	$945,475	$947,882

The following table presents the recorded investment in non-accrual loans, past due loans over 90 days outstanding and accruing and troubled debt restructurings (“TDR”) by class of loans as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	Non-Accrual	Past Due Over 89 Days and Accruing	Troubled Debt Restructurings
June 30, 2018
Commercial real estate	$—	$—	$1,173
Consumer real estate	—	216	—
Construction and land development	—	—	—
Commercial and industrial	5,419	—	—
Consumer	—	—	—
Other	—	—	—
Total	$5,419	$216	$1,173

December 31, 2017
Commercial real estate	$1,207	$—	$1,207
Consumer real estate	—	218	—
Construction and land development	—	—	—
Commercial and industrial	1,488	—	—
Consumer	—	13	—
Other	—	—	—
Total	$2,695	$231	$1,207

As of June 30, 2018 and December 31, 2017, all loans classified as nonperforming were deemed to be impaired.

As of both June 30, 2018 and December 31, 2017, the Company had a recorded investment in TDR of $1.2 million. The Company had no specific allowance for those loans at June 30, 2018 or December 31, 2017 and there were no commitments to lend additional amounts.  Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Bank’s loan policy.  Loans accounted for as TDR are individually evaluated for impairment.

There were no TDR identified during the three or six months ended June 30, 2018 or 2017.  There were no TDR for which there was a payment default within twelve months following the modification during the three or six months ended June 30, 2018 or 2017.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

NOTE 4 – FEDERAL HOME LOAN BANK ADVANCES

The Company had outstanding borrowings totaling of $95.0 million and $70.0 million at June 30, 2018 and December 31, 2017, respectively, via various advances. These advances are non-callable; interest payments are due monthly, with principal due at maturity.

The following is a summary of the contractual maturities and average effective rates of outstanding advances (dollars in thousands):

	June 30, 2018		December 31, 2017
Year	Amount	Interest Rates	Amount	Interest Rates
2018	$95,000	2.06%	$70,000	1.66%
2019	—	—	—	—
2020	—	—	—	—
2021	—	—	—	—
2022	—	—	—	—
Thereafter	—	—	—	—
Total	$95,000	2.06%	$70,000	1.66%

Advances from the FHLB are collateralized by investment securities with a market value of $3.9 million, FHLB stock and certain commercial and residential real estate mortgage loans totaling $423.5 million under a blanket mortgage collateral agreement.  At June 30, 2018, the amount of available credit from the FHLB totaled $89.4 million.

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended June 30, 2018 and 2017 (dollars in thousands):

		Unrealized Gains	Unrealized
	Gains and	and Losses	Losses on
	Losses on	on Available	Securities
	Cash Flow	for Sale	Transferred to
	Hedges	Securities	Held to Maturity	Total
Six Months Ended June 30, 2018
Beginning Balance	$(3,679)	$1,162	$(10)	$(2,527)
Other comprehensive income (loss) before reclassification, net of tax	1,288	(3,639)	1	(2,350)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(435)	(2)	9	(428)
Net current period other comprehensive income (loss)	853	(3,641)	10	(2,778)
Ending Balance	$(2,826)	$(2,479)	$—	$(5,305)

Six Months Ended June 30, 2017
Beginning Balance	$(4,241)	$(698)	$(1,212)	$(6,151)
Other comprehensive income (loss) before reclassification, net of tax	495	1,178	—	1,673
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(313)	(21)	51	(283)
Net current period other comprehensive income (loss)	182	1,157	51	1,390
Ending Balance	$(4,059)	$459	$(1,161)	$(4,761)

The following were significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

					Affected Line Item
Details about Accumulated Other	Three Months Ended June 30,		Six Months Ended June 30,		in the Statement Where
Comprehensive Income Components	2018	2017	2018	2017	Net Income is Presented
Unrealized losses on cash flow hedges	$(111)	$(108)	$(218)	$(213)	Interest expense - money market
	(113)	(50)	(257)	(100)	Interest expense - Federal Home Loan Bank advances
	16	—	40	—	Income tax benefit
	$(208)	$(158)	$(435)	$(313)	Net of tax
Unrealized gains (losses) on available- for-sale securities	$(3)	$(40)	$(3)	$(34)	Net gain (loss) on sale of securities
	1	15	1	13	Income tax expense
	$(2)	$(25)	$(2)	$(21)	Net of tax
Unrealized losses on securities transferred to held-to-maturity	$—	$42	$14	$83	Interest income - securities
	—	(16)	(5)	(32)	Income tax benefit
	$—	$26	$9	$51	Net of tax

NOTE 6 – INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2018 was 15.9% and 14.6% compared to (28.4)% and (31.4)% for the three and six months ended June 30, 2017.  In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions, including income tax consequences. In addition to other changes, the guidance changes the accounting for excess tax benefits and tax deficiencies from generally being recognized in additional paid-in capital to recognition as income tax expense or benefit in the period they occur. The Company adopted the new guidance in the first quarter of 2017. As a result, the Company’s income tax expense was reduced by $277,000 and $640,000 for the three and six months ended June 30, 2018, respectively, and by $21,000 and $167,000 for the three and six months ended June 30, 2017, respectively.

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

The following table sets forth outstanding financial instruments whose contract amounts represent credit risk as of June 30, 2018 and December 31, 2017 (dollars in thousands):

	Contract or notional amount
	June 30, 2018	December 31, 2017
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$575,932	$584,494
Standby letters of credit	10,047	11,552
Total	$585,979	$596,046

The Company is party to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims as of June 30, 2018, will not have a material impact on the financial statements of the Company.

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

Interest Rate Swaps Designated as Cash Flow Hedges

Forward starting interest rate swaps with notional amounts totaling $20 million as of June 30, 2018 and December 31, 2017 were designated as cash flow hedges of certain liabilities and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

Summary information about the interest-rate swaps designated as cash flow hedges was as follows (dollars in thousands):

	June 30, 2018	December 31, 2017
Notional amounts	$20,000	$20,000
Weighted average pay rates	3.54%	3.54%
Weighted average receive rates	3 month LIBOR	3 month LIBOR
Weighted average maturity	5.0 years	5.5 years
Fair value	$(653)	$(1,375)
Amount of unrealized loss recognized in accumulated other comprehensive income, net of tax	$(482)	$(1,016)

Pursuant to its interest rate swap agreements, the Company pledged collateral to the counterparties in the form of investment securities with a market value of $2.2 million at June 30, 2018. There was no collateral posted from the counterparties to the Company as of June 30, 2018. It is possible that the Company may need to post additional collateral in the future or that the counterparties may be required to post collateral to the Company in the future.

Other Interest Rate Swaps

The Company also enters into swaps to facilitate customer transactions and meet their financing needs.  Upon entering into these transactions the Company enters into offsetting positions with large U.S. financial institutions in order to minimize risk to the Company. A summary of the Company’s customer related interest rate swaps was as follows (dollars in thousands):

	June 30, 2018		December 31, 2017
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$39,197	$314	$41,863	$55
Pay variable/receive fixed swaps	39,197	(314)	41,863	(55)
Total	$78,394	$—	$83,726	$—

NOTE 9 - STOCK OPTIONS AND RESTRICTED SHARES

During 2008, the board of directors of the Bank approved the CapStar Bank 2008 Stock Incentive Plan. Following the formation of CapStar Financial Holdings, Inc. in 2016, and in connection with the Share Exchange, the outstanding awards of restricted stock and stock options under the CapStar Bank 2008 Stock Incentive Plan were exchanged for similar awards of restricted stock and stock options issued by CapStar Financial Holdings, Inc. under the CapStar Financial Holdings, Inc. Stock Incentive Plan (the “Plan”), which the board of directors adopted in 2016. The Stock Incentive Plan provides for the grant of stock-based incentives, including stock options, restricted stock units, performance awards and restricted stock, to employees, directors and service providers that are subject to forfeiture until vesting conditions have been satisfied by the award recipient under the terms of the award.  The Plan is intended to help align the interests of employees and our shareholders and reward our employees for improved Company performance.  The Plan reserved 1,569,475 shares of stock for issuance of stock incentives. In April 2018 the board of directors reserved an additional 400,000 shares of stock for issuance of stock incentives.  Stock incentives include both restricted share and stock option grants.  Total shares issuable under the plan were 506,435 at June 30, 2018.

The Company has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock-based compensation expense before income taxes	$325	$248	$630	$484
Less: deferred tax benefit	(85)	(95)	(165)	(185)
Reduction of net income	$240	$153	$465	$299

Restricted Shares

Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The fair value of each restricted stock grant is based on valuations performed by independent consultants. The recipients have the right to vote and receive dividends but cannot sell, transfer, assign, pledge, hypothecate, or otherwise encumber the restricted stock until the shares have vested. Restricted shares fully vest on the third anniversary of the grant date.  A summary of the changes in the Company’s nonvested restricted shares for the six months ended June 30, 2018 follows:

		Weighted
		Average
	Restricted	Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at beginning of period	187,253	$14.21
Granted	53,869	19.11
Vested	(81,657)	12.27
Forfeited	(5,437)	16.52
Nonvested at end of period	154,028	$16.87

As of June 30, 2018, there was $2.0 million of unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 2.1 years.  The total fair value of shares vested during the six months ended June 30, 2018 and 2017 was $1.6 million and $0.6 million.

Stock Options

Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant.  Option awards generally have a four year vesting period and a ten year contractual term.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model. There were no options granted in 2018 or 2017.

A summary of the activity in stock options for the six months ended June 30, 2018 follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at beginning of period	804,800	$10.59
Granted	—	—
Exercised	(218,642)	10.00
Forfeited or expired	—	—
Outstanding at end of period	586,158	$10.82	2.5
Fully vested and expected to vest	583,633	$10.81	2.3
Exercisable at end of period	558,658	$10.75	2.3

Information related to stock options during each year follows:

	2018	2017
Intrinsic value of options exercised	$2,081,344	$240,570
Cash received from option exercises	2,186,420	257,500
Tax benefit realized from option exercises	544,063	92,114
Weighted average fair value of options granted	—	—

As of June 30, 2018, there was $0.1 million of unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.2 years.

NOTE 10 – REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by the Federal Reserve and the Bank is also subject to the regulatory capital requirements of the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that could, in that event, have a material adverse effect on the institutions’ financial statements. The relevant regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting principles. The capital classifications of the Company and the Bank are also subject to qualitative judgments by their regulators about components, risk weightings, and other factors. Those qualitative judgments could also affect the capital status of the Company and the Bank and the amount of dividends the Company and the Bank may distribute. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2018, the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

The Company’s and the Bank’s capital amounts and ratios as of June 30, 2018 and December 31, 2017 are presented in the following table (dollars in thousands).

	Actual		Minimum capital requirement (1)		Minimum to be well-capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2018:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$166,409	12.45%	$106,945	8.00%	N/A	N/A
CapStar Bank	150,773	11.28	106,907	8.00	$133,634	10.00
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	151,525	11.33	80,209	6.00	N/A	N/A
CapStar Bank	135,889	10.17	80,181	6.00	106,907	8.00
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	142,525	10.66	60,157	4.50	N/A	N/A
CapStar Bank	119,389	8.93	60,135	4.50	86,862	6.50
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	151,525	10.87	55,741	4.00	N/A	N/A
CapStar Bank	135,889	9.75	55,736	4.00	69,670	5.00

At December 31, 2017:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$156,434	12.52%	$99,932	8.00%	N/A	N/A
CapStar Bank	142,396	11.40	99,928	8.00	$124,909	10.00
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	142,534	11.41	74,949	6.00	N/A	N/A
CapStar Bank	128,496	10.29	74,946	6.00	99,928	8.00
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	133,703	10.70	56,212	4.50	N/A	N/A
CapStar Bank	112,165	8.98	56,209	4.50	81,191	6.50
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	142,534	10.77	53,218	4.00	N/A	N/A
CapStar Bank	128,496	9.71	53,215	4.00	66,519	5.00

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

NOTE 11 – EARNINGS PER SHARE

The following is a summary of the basic and diluted earnings per share calculation for the three and six months ended June 30, 2018 and 2017 (dollars in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Basic net income (loss) per share calculation:
Numerator – Net income (loss)	$3,513	$(3,342)	$6,707	$(3,010)
Denominator – Average common shares outstanding	11,845,822	11,226,216	11,755,535	11,218,624
Basic net income (loss) per share	$0.30	$(0.30)	$0.57	$(0.27)
Diluted net income (loss) per share calculation:
Numerator – Net income (loss)	$3,513	$(3,342)	$6,707	$(3,010)
Denominator – Average common shares outstanding	11,845,822	11,226,216	11,755,535	11,218,624
Dilutive shares contingently issuable	1,221,401	1,513,888	1,266,209	1,543,365
Average diluted common shares outstanding	13,067,223	12,740,104	13,021,744	12,761,989
Diluted net income (loss) per share	$0.27	$(0.26)	$0.52	$(0.24)

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

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Appraisals may be adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and/or management’s expertise and knowledge of the collateral. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.  The Company had no other real estate owned at June 30, 2018 or December 31, 2017.

Loans Held For Sale: Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 2).  There were no loans held for sale carried at fair value at June 30, 2018 or December 31, 2017.

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair value measurements at June 30, 2018
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. government-sponsored agencies	$10,762	$—	$10,762	$—
Obligations of states and political subdivisions	44,332	—	44,332	—
Mortgage-backed securities-residential	102,437	—	102,437	—
Asset-backed securities	15,966	—	15,966	—
Other debt securities	9,867	—	9,867	—
Total securities available-for-sale	$183,364	$—	$183,364	$—
Derivatives:
Interest rate swaps - customer related	$669	$—	$669	$—
Liabilities:
Derivatives:
Interest rate swaps - customer related	$(669)	$—	$(669)	$—
Interest rate swaps - cash flow hedges	(653)	—	(653)	—
Total derivatives	$(1,322)	$—	$(1,322)	$—

	Fair value measurements at December 31, 2017
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. government-sponsored agencies	$11,277	$—	$11,277	$—
Obligations of states and political subdivisions	52,998	—	52,998	—
Mortgage-backed securities-residential	106,562	—	106,562	—
Asset-backed securities	16,377	—	16,377	—
Other debt securities	5,407	—	5,407	—
Total securities available-for-sale	$192,621	$—	$192,621	$—
Derivatives:
Interest rate swaps - customer related	$184	$—	$184	$—
Liabilities:
Derivatives:
Interest rate swaps - customer related	$(184)	$—	$(184)	$—
Interest rate swaps - cash flow hedges	(1,375)	—	(1,375)	—
Total derivatives	$(1,559)	$—	$(1,559)	$—

Assets measured at fair value on a nonrecurring basis are summarized below (dollars in thousands):

Fair value measurements at June 30, 2018
Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(level 1)	(level 2)	(level 3)
Assets:
Impaired loans:
Commercial and industrial	$3,744	—	—	3,744

Fair value measurements at December 31, 2017
Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(level 1)	(level 2)	(level 3)
Assets:
Impaired loans:
Commercial and industrial	$1,388	—	—	1,388

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis at June 30, 2018 and December 31, 2017 (dollars in thousands):

Range
	Fair	Valuation		(Weighted-
June 30, 2018	Value	Technique(s)	Unobservable Input(s)	Average)
Impaired loans:
Commercial and industrial	$3,744	Discounted cash flow	Probability of default	5%-60%
			Loss severity	5%-50%

				Range
	Fair	Valuation		(Weighted-
December 31, 2017	Value	Technique(s)	Unobservable Input(s)	Average)
Impaired loans:
Commercial and industrial	$1,388	Sales comparison approach	Appraisal discounts	15%

Fair Value of Financial Instruments

The carrying value and estimated fair values of the Bank’s financial instruments at June 30, 2018 and December 31, 2017 were as follows (dollars in thousands):

	June 30, 2018		December 31, 2017
	Carrying		Carrying		Fair value
	amount	Fair value	amount	Fair value	level of input
Financial assets:
Cash and due from banks, interest-bearing deposits in financial institutions	$47,150	$47,150	$78,078	$78,078	Level 1
Federal funds sold	11,072	11,072	4,719	4,719	Level 1
Securities available-for-sale	183,364	183,364	192,621	192,621	Level 2
Securities held-to-maturity	3,746	3,798	3,759	3,848	Level 2
Loans held for sale	65,320	66,307	74,093	75,549	Level 2
Restricted equity securities	8,809	N/A	8,806	N/A	N/A
Loans, net	1,046,525	1,037,735	947,537	944,037	Level 3
Accrued interest receivable	4,347	4,347	4,084	4,084	Level 2
Other assets	23,424	23,424	22,663	22,663	Level 2
Financial liabilities:
Deposits	1,145,013	1,140,381	1,119,866	1,065,669	Level 3
Federal Home Loan Bank advances	95,000	94,996	70,000	69,980	Level 2
Other liabilities	2,866	2,866	3,672	3,672	Level 3

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a)	Cash and Due from Banks, Interest-Bearing Deposits in Financial Institutions

For these short‑term instruments, the carrying amount is a reasonable estimate of fair value.

(b)	Federal Funds Sold

Federal funds sold clear on a daily basis. For this reason, the carrying amount is a reasonable estimate of fair value.

(c)	Restricted Equity Securities

It is not practical to determine the fair value of restricted securities due to restrictions placed on their transferability.

(d)	Loans, net

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

As of June 30, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. The fair value of the Company’s loan portfolio has always included a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk as described above.  However, under the new guidance, the Company believes a further credit risk discount must be applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of enhanced credit risk provides an estimated exit price for the Company’s loan portfolio.

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

NOTE 13 – SUBSEQUENT EVENT

On July 11, 2018, CapStar Bank purchased an existing bank branch building in Brentwood, Tennessee for $3.7 million for the future relocation of its Brentwood branch location, which is currently leased.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our financial condition at June 30, 2018 and December 31, 2017 and our results of operations for the three and six months ended June 30, 2018 and 2017.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere in this Report and our Annual Report on Form 10-K for the year ended December 31, 2017.  Annualized results for interim periods may not be indicative of results for the full year or future periods.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our current expectations.  Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Report and the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. We assume no obligation to update any of these forward-looking statements except to the extent required by applicable law.

The following discussion and analysis pertains to our historical results on a consolidated basis.  However, because we conduct all of our material business operations through our wholly owned subsidiary, CapStar Bank, the following discussion and analysis relates to activities primarily conducted at the subsidiary level.

All dollar amounts in the tables in this section are in thousands of dollars, except per share data or when otherwise specifically noted.

Overview

Our diluted net income (loss) per share of common stock for the three and six months ended June 30, 2018 was $0.27 and $0.52, respectively, compared to $(0.26) and $(0.24), respectively, for the three and six months ended June 30, 2017.  The increase in our net income was primarily due to decreased loan charge-offs and the resulting provision for loan losses.  During the six months ended June 30, 2018 and 2017, loan charge-offs amounted to $0.3 million and $12.4 million, respectively. At June 30, 2018, loans increased to $1.05 billion, as compared to $0.95 billion at December 31, 2017.  Total deposits increased to $1.15 billion at June 30, 2018 from $1.12 billion at December 31, 2017.

During the quarter, the Company and Athens Bancshares Corporation (“Athens”), the bank holding company for Athens Federal Community Bank, National Association (“Athens Federal”), Athens, Tennessee, announced that the Company and Athens entered into a definitive agreement pursuant to which Athens will merge with and into CapStar and Athens Federal will merge with and into CapStar Bank (the “Merger Agreement”).  Pursuant to the Merger Agreement, Athens shareholders will receive 2.864 shares of CapStar common stock for each share of Athens common stock. We incurred merger related expenses connected with this transaction amounting to $0.3 million during the three and six months ended June 30, 2018.  No merger related expenses were incurred during the three and six months ended June 30, 2017.

Also, in view of our financial performance and the anticipated performance of the combined company, on June 11, 2018, the board of directors of CapStar approved the initiation of regular quarterly cash dividends to its shareholders. A quarterly dividend of $0.04 per share will be paid on or about August 15, 2018 to all shareholders of record of CapStar’s voting and non-voting common stock and preferred stock as of the close of business on July 31, 2018.

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

Net interest income increased $1.0 million, or 9.6%, for the three months ended June 30, 2018 compared to the same period in 2017 and increased $1.9 million, or 9.4%, for the six months ended June 30, 2018 compared to the same period in 2017.  The positive effects of increased yields on earning assets were partially offset by the negative effect of increasing deposit costs. Net interest margin increased to 3.46% for the three months ended June 30, 2018, compared with 3.20% for the same period of 2017 and increased to 3.43% for the six months ended June 30, 2018, compared with 3.19% for the same period of 2017.

In response to the assessment of risk in the loan portfolio, including net loan growth and charge-offs, we recorded a $0.2 million and $0.8 million provision for loan losses, respectively, for the three and six months ended June 30, 2018 compared to $9.7 million and $13.1 million, respectively, for the three and six months ended June 30, 2017. The 2017 provision for loan losses was caused primarily by deterioration in the credit quality of commercial and industrial loans to one borrower.  The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for the estimated probable inherent losses on outstanding loans.  Our allowance for loan losses at June 30, 2018 was 1.41% of total loans, compared with 1.45% of total loans at December 31, 2017.

Total non-interest income for the three months ended June 30, 2018 increased $0.1 million, or 3.7%, compared with the same period in 2017, and comprised 15% of total revenues.  For the six months ended June 30, 2018, total non-interest income increased $1.1 million, or 22.0%, compared with the same period in 2017, and comprised 17% of total revenues.  These increases were primarily the result of higher Tri-Net fees related to increased volumes of commercial real estate loan sales.

As we grew our team and expanded in the Nashville MSA, total non-interest expense for the three and six months ended June 30, 2018 increased $1.8 million, or 21.8%, and $3.0 million, or 18.0%, respectively, compared with the same periods in 2017. Our efficiency ratio for the three months ended June 30, 2018 was 69.7% compared to 62.1% for the same period in 2017.  For the six months ended June 30, 2018 our efficiency ratio was 69.2% compared to 65.6% for the same period in 2017.  The increases in our efficiency ratio are a reflection of our investment in new employees, increased incentive compensation consistent with the Company’s overall performance, and the addition of merger related expenses resulting from our recently announced merger with Athens.

Our effective tax rate for the three and six months ended June 30, 2018 was 15.9% and 14.6%, respectively, compared to (28.4)% and (31.4)% for the same periods in 2017.  The increase in the effective tax rate is largely the result of the decreasing ratio of excess tax benefits from stock compensation to income before income taxes.

Tangible common equity (TCE), a non-GAAP measure, is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. The ratio of tangible common equity to total tangible assets was 9.9% as of June 30, 2018, compared with 9.8% at December 31, 2017.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Non-GAAP Financial Measures” for details on reconciliations to the most directly comparable U.S. GAAP measures.

The following sections provide more details on subjects presented in this overview.

(a)	Results of Operations

The following is a summary of our results of operations:

			2018 - 2017			2018 - 2017
	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Increase	June 30,		Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)
Interest income	$15,354	$12,890	19.1%	$29,098	$24,869	17.0%
Interest expense	3,767	2,319	62.4%	6,665	4,367	52.6%
Net interest income	11,587	10,571	9.6%	22,433	20,502	9.4%
Provision for loan losses	169	9,690	(98.3)%	846	13,094	(93.5)%
Net interest income after provision for loan losses	11,418	881	1196.0%	21,587	7,408	191.4%
Noninterest income	2,765	2,666	3.7%	5,854	4,799	22.0%
Noninterest expense	10,005	8,217	21.8%	19,586	16,592	18.0%
Net income (loss) before income taxes	4,178	(4,670)	189.5%	7,855	(4,385)	279.1%
Income tax expense (benefit)	665	(1,328)	150.1%	1,148	(1,375)	183.5%
Net income (loss)	$3,513	$(3,342)	205.1%	$6,707	$(3,010)	322.9%

Basic net income (loss) per share of common stock	$0.30	$(0.30)	199.6%	$0.57	$(0.27)	312.7%
Fully diluted net income (loss) per share of common stock	$0.27	$(0.26)	202.5%	$0.52	$(0.24)	318.4%

Annualized return on average assets and annualized return on average shareholders’ equity were 1.01% and 9.30%, respectively, for the second quarter of 2018, compared with (0.96)% and (9.39)%, respectively, for the same period in 2017.

Annualized return on average assets and annualized return on average shareholders’ equity were 0.98% and 9.02%, respectively, for the six months ended June 30, 2018, compared with (0.44)% and (4.27)%, respectively, for the same period in 2017.

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

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$1,041,835	$13,090	5.04%	$1,028,968	$11,011	4.29%
Loans held for sale	58,297	706	4.86%	34,690	362	4.18%
Securities:
Taxable investment securities (2)	155,552	1,067	2.74%	174,075	1,069	2.46%
Investment securities exempt from federal income tax (3)	42,381	261	3.12%	53,356	317	3.66%
Total securities	197,933	1,328	2.82%	227,431	1,386	2.74%
Cash balances in other banks	50,335	211	1.68%	49,735	115	0.93%
Funds sold	2,898	19	2.57%	3,637	16	1.78%
Total interest-earning assets	1,351,298	15,354	4.58%	1,344,461	12,890	3.90%
Noninterest-earning assets	45,061			48,870
Total assets	$1,396,359			$1,393,331
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$279,705	892	1.28%	$302,532	586	0.78%
Savings and money market deposits	428,330	1,413	1.32%	379,800	773	0.82%
Time deposits	193,041	834	1.73%	200,389	574	1.15%
Total interest-bearing deposits	901,076	3,139	1.40%	882,721	1,933	0.88%
Borrowings and repurchase agreements	99,286	628	2.53%	130,824	386	1.18%
Total interest-bearing liabilities	1,000,362	3,767	1.51%	1,013,545	2,319	0.92%
Noninterest-bearing deposits	237,324			229,111
Total funding sources	1,237,686			1,242,656
Noninterest-bearing liabilities	7,138			7,888
Shareholders’ equity	151,535			142,787
Total liabilities and shareholders’ equity	$1,396,359			$1,393,331
Net interest spread (4)			3.07%			2.98%
Net interest income/margin (5)		$11,587	3.46%		$10,571	3.20%

(1)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)	Taxable investment securities include restricted equity securities.
(3)	Yields on tax exempt securities are shown on a tax equivalent basis.
(4)	Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.

(5)	Net interest margin is annualized net interest income calculated on a tax equivalent basis divided by total average interest-earning assets for the period.
	For the Six Months Ended June 30,
	2018			2017
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$1,012,827	$24,574	4.89%	$1,001,810	$21,205	4.27%
Loans held for sale	63,163	1,456	4.65%	31,542	635	4.06%
Securities:
Taxable investment securities (2)	155,918	2,072	2.66%	177,840	2,150	2.42%
Investment securities exempt from federal income tax (3)	44,671	546	3.09%	54,391	642	3.63%
Total securities	200,589	2,618	2.75%	232,231	2,792	2.70%
Cash balances in other banks	49,465	411	1.68%	48,893	219	0.91%
Funds sold	3,216	39	2.41%	2,689	18	1.39%
Total interest-earning assets	1,329,260	29,098	4.44%	1,317,165	24,869	3.86%
Noninterest-earning assets	44,610			49,766
Total assets	$1,373,870			$1,366,931
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$283,002	1,646	1.17%	$316,502	1,204	0.77%
Savings and money market deposits	404,064	2,418	1.21%	406,937	1,587	0.79%
Time deposits	184,074	1,483	1.62%	184,446	1,046	1.14%
Total interest-bearing deposits	871,140	5,547	1.28%	907,885	3,837	0.85%
Borrowings and repurchase agreements	92,006	1,118	2.45%	88,206	530	1.21%
Total interest-bearing liabilities	963,146	6,665	1.40%	996,091	4,367	0.88%
Noninterest-bearing deposits	253,727			219,762
Total funding sources	1,216,873			1,215,853
Noninterest-bearing liabilities	7,083			8,905
Shareholders’ equity	149,914			142,173
Total liabilities and shareholders’ equity	$1,373,870			$1,366,931
Net interest spread (4)			3.04%			2.98%
Net interest income/margin (5)		$22,433	3.43%		$20,502	3.19%

(1)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)	Taxable investment securities include restricted equity securities.
(3)	Yields on tax exempt securities are shown on a tax equivalent basis.
(4)	Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.
(5)	Net interest margin is annualized net interest income calculated on a tax equivalent basis divided by total average interest-earning assets for the period.

Our net interest margin was 3.46% and 3.20% for the second quarter of 2018 and 2017, respectively.  For the six months ended June 30, 2018 and 2017, our net interest margin was 3.43% and 3.19%, respectively.  The increase in net interest margin for both periods was primarily due to rising yields on earning assets offset by rising deposit costs.  From December 31, 2016 to June 30, 2018, the LIBOR – 1 month interest rate increased from 0.72% to 2.09%.  Approximately 65% of our loan portfolio is variable in nature.

For the second quarter of 2018 and 2017, average loan yields increased from 4.29% to 5.04% which was primarily driven by increases in short-term interest rate indexes affecting the variable rate portion of our loan portfolio, offset by competitive pricing pressures.  For the six months ended June 30, 2018 and 2017, average loan yields increased from 4.27% to 4.89%.

For the second quarter of 2017 and 2018, average security yields increased from 2.74% to 2.82% and from 2.70% to 2.75% for the six months ended June 30, 2017 and 2018, respectively, primarily due to increases in the LIBOR rate on the variable rate portion of our securities portfolio.

The resulting yield on average interest-earning assets increased 68 basis points for the second quarter of 2018 compared to the similar period in 2017 and 58 basis points for the six months ended June 30, 2018 compared to the similar period of 2017.

The average rate paid on interest-bearing liabilities was 1.51% for the second quarter of 2018, as compared to 0.92% for the same period in 2017. For the six months ended June 30, 2018 and 2017, the average rate paid on interest-bearing liabilities was 1.40% and 0.88%, respectively.  These increases were due to the increases in the Fed Funds rate which increased from 0.75% at December 31, 2016 to 2.00% at June 30, 2018. We passed along a portion of these rate increases to our clients.

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

At June 30, 2018, our EAR static simulation results indicated that our balance sheet is asset sensitive to parallel shifts in interest rates. This indicates that our assets generally reprice faster than our liabilities, which results in a favorable impact to net interest income when market interest rates increase. Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity and decay rates, and key rate drivers. Because of the inherent use of these estimates and assumptions in the model, our actual results may, and most likely will, differ from our static EAR results. In addition, static EAR results do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates or client behavior. For example, as part of our asset/liability management strategy, management has the ability to increase asset duration and/or decrease liability duration in order to reduce asset sensitivity, or to decrease asset duration and/or increase liability duration in order to increase asset sensitivity.

The following table illustrates the results of our EAR analysis to determine the extent to which our net interest income over the next 12 months would change if prevailing interest rates increased or decreased by the specified amounts.

Net interest income change
Increase 200bp	4.6%
Increase 100bp	3.3
Decrease 100bp	(3.7)
Decrease 200bp	(17.3)

Provision for Loan Losses

Our policy is to maintain an allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses, which is a charge to earnings, is decreased by charge-offs and is increased by loan recoveries. Our allowance for loan losses as a percentage of total loans was 1.41% and 1.45% at June 30, 2018 and December 31, 2017, respectively.

The provision for loan losses amounted to $0.2 million and $0.8 million, respectively, for the three and six months ended June 30, 2018 compared to $9.7 million and $13.1 million, respectively, for the three and six months ended June 30, 2017. Provision expense is impacted by the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs.

Provision expense decreased for the three and six months ended June 30, 2018 compared to the comparable periods in 2017 due to decreased charge-offs.  Charge-offs for the three and six months ended June 30, 2018 were $0.1 million and $0.3 million, respectively, compared to $11.2 million and $12.4 million for the three and six months ended June 30, 2017, respectively.

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at June 30, 2018. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate markets, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.  See “Notes to Consolidated Financial Statements (Unaudited) — Note 3 — Loans and Allowance for Loan Losses” for additional information on our allowance for loan losses.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

			2018-2017			2018-2017
	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Increase	June 30,		Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)
Noninterest income:
Treasury management and other deposit service charges	$427	$342	24.8%	$829	$670	23.6%
Loan commitment fees	185	187	(0.6)%	572	423	35.3%
Net gain on sale of securities	3	40	(92.6)%	3	34	(91.0)%
Tri-Net fees	325	297	9.4%	853	382	123.7%
Mortgage banking income	1,383	1,370	0.9%	2,695	2,587	4.2%
Other noninterest income	442	430	2.9%	902	703	27.9%
Total noninterest income	$2,765	$2,666	3.7%	$5,854	$4,799	22.0%

The increase in treasury management and other deposit service charges for the three and six months ended June 30, 2018 compared to the same periods in 2017 is driven primarily by transaction volume, which can fluctuate from period to period.

Similarly, loan commitment fees vary from period to period based on the timing of one-time, transaction related loan fees.

Tri-Net fees represent a line of business, implemented in the fourth quarter of 2016, which originates and sells commercial real estate loans to third-party investors.  All of these loan sales transfer servicing rights to the buyer.  The volume of loan sales has increased as this new line of business was implemented.

Mortgage banking income consists of mortgage fee income from the origination and sale of mortgage loans.  These mortgage fees are for loans that we originated and that are subsequently sold to third-party investors.  All of these loan sales transfer servicing rights to the buyer.  Mortgage origination fees will fluctuate from quarter to quarter as the interest rate environment changes and due to the timing of loan sales.

Noninterest Expense

Our total noninterest expense increase reflects expenses that we have incurred as we build the foundation to support our recent growth and enable us to execute our growth strategy. The following table presents the primary components of noninterest expense for the periods indicated.

			2018-2017			2018-2017
	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Increase	June 30,		Increase
	2018	2017	(Decrease)	2018	2017	(Decrease)
Noninterest expense:
Salaries and employee benefits	$6,340	$4,784	32.5%	$12,598	$9,870	27.6%
Data processing and software	810	711	13.9%	1,608	1,331	20.8%
Professional fees	344	350	(1.5)%	819	714	14.6%
Occupancy	535	539	(0.7)%	1,056	987	7.0%
Equipment	602	544	10.7%	1,141	1,040	9.7%
Regulatory fees	233	301	(22.6)%	436	608	(28.3)%
Merger related expenses	335	—	100.0%	335	—	100.0%
Other operating	806	988	(18.4)%	1,593	2,042	(21.9)%
Total noninterest expense	$10,005	$8,217	21.8%	$19,586	$16,592	18.0%

Salaries and employee benefits increased 32.5% and 27.6%, respectively, for the three and six months ended June 30, 2018 compared to the similar periods in 2017. The increase is primarily related to increased incentive expense related to improved financial performance and the addition of personnel associated with continued expansion in the Nashville MSA. The number of full-time employees increased from 170 at January 1, 2017 to 183 at June 30, 2018.

Data processing and software expense increased during the periods presented due to an increase in the volume of transactions and implementation of new software in our mortgage banking line of business.

Merger related expenses during the three and six months ended June 30, 2018 are the result of our recently announced merger with Athens.  Merger related expenses are expected to approximate $11.5 million in total over the course of the acquisition.

Other operating expense declined for the three and six months ended June 30, 2018 compared to the similar periods in 2017 primarily because of one-time costs incurred in 2017 related to the move of our corporate headquarters and expenses related to the loans charged off in the second quarter of 2017.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 69.7% for the three months ended June 30, 2018 compared to 62.1% for the same period 2017.  For the six months ended June 30, 2018 and 2017, our efficiency ratio was 69.2% and 65.6%, respectively. The efficiency ratio for both periods was negatively impacted by growth in our expenses that outpaced increases in our revenues.  The increases in our efficiency ratio are a reflection of our investment in new employees, increased incentive compensation consistent with the Company’s overall performance, and the addition of merger related expenses resulting from our recently announced merger with Athens. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. For the six months ended June 30, 2018, our revenue base (net interest income plus noninterest income) grew at a rate of approximately 0.7 times our noninterest expense.

Income Tax Provision

During the three and six months ended June 30, 2018, we recorded income tax expense of $0.7 million and $1.1 million, respectively, compared to an income tax benefit of $1.3 million and $1.4 million, respectively, for the three and six months ended June 30, 2017. Our income tax expense for the six months ended June 30, 2018 reflects an effective income tax rate of 14.6% compared to (31.4)% for the same period in 2017.  Our effective tax rate differs from the statutory tax rate by our investments in municipal securities, company owned life insurance, state tax credits, net of the effect of certain non-deductible expenses and the recognition of excess tax benefits related to stock compensation.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions, including income tax consequences. In addition to other changes, the guidance changes the accounting for excess tax benefits and tax deficiencies from generally being recognized in additional paid-in capital to recognition as income tax expense or benefit in the period they occur. The Company adopted the new guidance in the first quarter of 2017. As a result, the Company’s income tax expense was reduced by $277,000 and $640,000 for the three and six months ended June 30, 2018, respectively, and by $21,000 and $167,000 for the three and six months ended June 30, 2017, respectively.

(b)	Financial Condition

Balance Sheet

Total assets increased $56.8 million, or 4.2%, from $1.34 billion on December 31, 2017 to $1.40 billion on June 30, 2018. Loans grew $99.0 million, or 10.4%, in the first six months of 2018, offset by a decrease in cash of $24.6 million, or 29.7%, for the same period. Loans held for sale decreased $8.8 million, or 11.8%, during the first six months of 2018.

Total liabilities increased $50.6 million, or 4.2%, from $1.20 billion on December 31, 2017 to $1.25 billion on June 30, 2018. Deposits increased $25.0 million, or 2.2% over the same period of time.  We increased our Federal Home Loan Bank advances $25.0 million during the first six months of 2018 to help fund our loan growth.

Loans and Leases

The composition of loans and leases at June 30, 2018 and December 31, 2017 and the percentage of each classification to total loans are summarized as follows:

	June 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
Commercial real estate - owner occupied	$121,474	11.6%	$101,132	10.7%
Commercial real estate - non-owner occupied	286,770	27.4%	249,490	26.3%
Consumer real estate	109,915	10.5%	102,581	10.8%
Construction and land development	96,580	9.2%	82,586	8.7%
Commercial and industrial	386,065	36.9%	373,248	39.4%
Consumer	9,671	0.9%	6,862	0.7%
Other	36,429	3.5%	31,983	3.4%
Total loans	$1,046,904	100.0%	$947,882	100.0%

At June 30, 2018, our loan portfolio composition remained relatively consistent with the composition at December 31, 2017. The commercial real estate owner-occupied category contains loans which are similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate.

Non-Performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

	June 30, 2018	December 31, 2017
Non-accrual loans	$5,419	$2,695
Troubled debt restructurings	1,173	1,207
Loans past due over 89 days and still accruing	216	231

Non-performing loans	5,419	2,695
Foreclosed real estate	—	—
Non-performing assets	$5,419	$2,695
Non-performing loans as a percentage of total loans	0.52%	0.28%
Non-performing assets as a percentage of total assets	0.39%	0.20%

The following table sets forth the major classifications of non-accrual loans:

	June 30, 2018	December 31, 2017
Commercial real estate	$—	$1,207
Consumer real estate	—	—
Construction and land development	—	—
Commercial and industrial	5,419	1,488
Consumer	—	—
Other	—	—
Total loans	$5,419	$2,695

(c)	Liquidity

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

Our most liquid assets are comprised of cash and due from banks, available-for-sale marketable investment securities and federal funds sold. The fair value of the available-for-sale investment portfolio was $183.4 million at June 30, 2018. We pledge portions of our investment securities portfolio to secure public fund deposits, derivative positions and Federal Home Loan Bank (“FHLB”) advances. At June 30, 2018, total investment securities pledged for these purposes comprised 63% of the estimated fair value of the entire investment portfolio, leaving $68.8 million of unpledged securities.

We have a large base of non-maturity customer deposits, defined as demand, savings, and money market deposit accounts. At June 30, 2018, such deposits totaled $937.8 million and represented 82% of our total deposits.

Other sources of funds available to meet daily needs include FHLB advances. As a member of the FHLB of Cincinnati, the Company has access to credit products offered by the FHLB. The Company views these borrowings as a low cost alternative to other time deposits. At June 30, 2018, available credit from the FHLB totaled $89.4 million. Additionally, we had available federal funds purchased lines with correspondent banks totaling $110.0 million at June 30, 2018.

The principal source of cash for CapStar Financial Holdings, Inc. (the “Parent Company”) is dividends paid to it as the sole shareholder of the Bank. At June 30, 2018, the Bank was able to pay up to $21.9 million in dividends to the Parent Company without regulatory approval subject to the ongoing capital requirements of the Bank.

Accordingly, management believes that our funding sources are at sufficient levels to satisfy our short-term and long-term liquidity needs.

(d)	Capital Resources

At June 30, 2018, shareholders’ equity totaled $153.1 million, an increase of $6.2 million since December 31, 2017. Accordingly, as of June 30, 2018, the Company and the Bank were well-capitalized under the regulatory framework for prompt corrective action.  See the Consolidated Statement of Changes in Shareholders’ Equity and Note 10 of the consolidated financial statements for further detail of the changes in equity since the end of 2017.

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

(dollars in thousands, except per share data)	June 30, 2018	December 31, 2017
Total equity	$153,146	$146,946
Less core deposit intangible	(3)	(23)
Less goodwill	(6,219)	(6,219)
Less preferred equity	(9,000)	(9,000)
Tangible common equity	$137,924	$131,704

Total assets	$1,401,181	$1,344,429
Less core deposit intangible	(3)	(23)
Less goodwill	(6,219)	(6,219)
Total tangible assets	$1,394,959	$1,338,187

Total shareholders' equity to total assets	10.93%	10.93%
Tangible common equity ratio	9.89%	9.84%
Total shares of common stock outstanding	11,931,131	11,582,026
Book value per share of common stock	$12.08	$11.91
Tangible book value per share of common stock	11.56	11.37

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

General

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

By order dated December 18, 2017, the court granted CapStar’s motion for expedited discovery, which is presently underway. Defendants have filed a motion to dismiss the action as well as a separate motion to stay.  The motion to stay was denied by the court, and the motion to dismiss remains pending.

Mr. Lawrence has also filed an Interagency Notice of Change in Control pursuant to the Change in Bank Control Act with the Federal Reserve on October 30, 2017, seeking permission to acquire up to 15% of the outstanding voting shares of CapStar’s common stock. Following two extensions of the processing of this notice, at the Federal Reserve’s direction, on March 13, 2018, Mr. Lawrence requested that the Federal Reserve suspend processing of this notice.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The following table shows information relating to the repurchase of shares of common stock by the Company during the three months ended June 30, 2018.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
April 1 - April 30	2,703	$18.58	—	—
May 1 - May 31	7,064	19.24	—	—
June 1 - June 30	18,537	19.83	—	—
Total	28,304	$19.56	—	—

_____________________________________________

(1)	Activity represents shares of stock withheld to pay taxes due upon vesting of restricted shares and exercise of stock options.

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

Item 6.	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of June 11, 2018, by and between CapStar Financial Holdings, Inc. and Athens Bancshares Corporation.

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

Date:  July 31, 2018