Form 10-K
period 2018-12-31
CapStar Financial Holdings, Inc.
filed 2019-03-15
CIK 1676479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________to________

Commission File Number 001-37886

CAPSTAR FINANCIAL HOLDINGS, INC.

(Exact name of Registrant as specified in its Charter)

Tennessee	81-1527911
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1201 Demonbreun Street, Suite 700 Nashville, Tennessee	37203
(Address of principal executive office)	(zip code)

Registrant’s telephone number, including area code (615) 732-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which Registered:
Common Stock, par value $1.00 per share	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Small reporting company	☐
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of June 29, 2018, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $221,083,857, based on the closing sales price of $18.53 per share as reported on the Nasdaq Global Select Market.

Indicate the number of shares outstanding of each of the Registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of March 11, 2019
Common Stock, par value $1.00 per share	17,719,816
Non-voting Common Stock, par value $1.00 per share	132,561

DOCUMENTS INCOPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2019 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

TERMINOLOGY

Unless this Annual Report on Form 10-K (this “Report”) indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Company,” “CapStar,” “CSTR” and “CapStar Financial,” as used herein refer to CapStar Financial Holdings, Inc., and its wholly owned subsidiary, CapStar Bank, which we sometimes refer to as “our bank subsidiary,” “the bank” or “our bank”.  References herein to the fiscal years 2014, 2015, 2016, 2017 and 2018 mean our fiscal years ended December 31, 2014, 2015, 2016, 2017 and 2018, respectively. References herein to our “target market” includes Tennessee and within a 100-mile radius of any of our branch locations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “aspire,” “estimate,” “intend,” “plan,” “project,” “projection,” “forecast,” “roadmap,” “goal,” “target,” “would,” and “outlook,” or the negative version of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based upon current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that such expectations, estimates and projections will be achieved. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict and that are beyond our control. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

The acceptance by customers of Athens of the Company’s products and services; the ability of the Company to meet expectations regarding the benefits, costs, synergies and financial and operational impact of the Athens merger; the possibility that any of the anticipated benefits, costs, synergies and financial and operational improvements of the Athens merger will not be realized or will not be realized as expected; the possibility that the Athens merger integration will be more expensive or take more time to complete than anticipated; the opportunities to enhance market share in certain markets and the acceptance of the Company generally in new markets; economic conditions (including interest rate environment, government economic and monetary policies, the strength of global financial markets and inflation and deflation) that impact the financial services industry as a whole and/or our business; the concentration of our business in our Target Market and the effect of changes in the economic, political and environmental conditions on this market; increased competition in the financial services industry, locally, regionally or nationally, which may adversely affect pricing and the other terms offered to our clients; an increase in the cost of deposits, loss of deposits or a change in the deposit mix, which could increase our cost of funding; an increase in the costs of capital, which could negatively affect our ability to borrow funds, successfully raise additional capital or participate in strategic acquisition opportunities; our dependence on our management team and board of directors and changes in our management and board composition; our reputation in the community; our ability to execute our strategy to achieve our loan, ROAA and efficiency ratio goals, hire seasoned bankers, and achieve deposit growth through organic growth and strategic acquisitions; credit risks related to the size of our borrowers and our ability to adequately identify, assess and limit our credit risk; our concentration of large loans to a small number of borrowers as well as to borrowers located within our Target Market; the significant portion of our loan portfolio that originated during the past two years and therefore may less reliably predict future collectability than older loans; the adequacy of reserves (including our allowance for loan losses) and the appropriateness of our methodology for calculating such reserves; non-performing loans and leases; non-performing assets; charge-offs, non-accruals, troubled debt restructurings, impairments and other credit-related issues; adverse trends in the healthcare service industry, which is an integral component of our market’s economy; our management of risks inherent in our commercial real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of our collateral and our ability to sell collateral upon any foreclosure; governmental legislation and regulation, including changes in the nature and timing of the adoption and effectiveness

ii

of new requirements under the Dodd-Frank Act of 2010, as amended, the Tax Cuts and Jobs Act of 2017, as amended, Basel guidelines, capital requirements, accounting regulation or standards and other applicable laws and regulations; the loss of large depositor relationships, which could force us to fund our business through more expensive and less stable sources; operational and liquidity risks associated with our business, including liquidity risks inherent in correspondent banking; volatility in interest rates and our overall management of interest rate risk, including managing the sensitivity of our interest-earning assets and interest-bearing liabilities to interest rates, and the impact to our earnings from a change in interest rates; the potential for our Bank’s regulatory lending limits and other factors related to our size to restrict our growth and prevent us from effectively implementing our business strategy; strategic acquisitions we may undertake to achieve our goals; the sufficiency of our capital, including sources of capital and the extent to which we may be required to raise additional capital to meet our goals; fluctuations in the fair value of our investment securities that are beyond our control; deterioration in the fiscal position of the U.S. government and downgrades in Treasury and federal agency securities; potential exposure to fraud, negligence, computer theft and cyber-crime; the adequacy of our risk management framework; our dependence on our information technology and telecommunications systems and the potential for any systems failures or interruptions; threats to and breaches of our information technology systems and data security, including cyber attacks; our dependence upon outside third parties for the processing and handling of our records and data; our ability to adapt to technological change; the financial soundness of other financial institutions; our exposure to environmental liability risk associated with our lending activities; our engagement in derivative transactions; our involvement from time to time in legal proceedings and examinations and remedial actions by regulators; our involvement from time to time in litigation or other proceedings instituted by or against shareholders, customers, employees or third parties and the cost of legal fees associated with such litigation or proceedings; the susceptibility of our market to natural disasters and acts of God; and the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting.

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

iii

PART I

ITEM 1.  BUSINESS

OVERVIEW

CapStar Financial Holdings, Inc., a Tennessee corporation, is a bank holding company that is headquartered in Nashville, Tennessee and that operates primarily through its wholly owned subsidiary, CapStar Bank, a Tennessee-chartered state bank.  CapStar Bank was incorporated in the State of Tennessee in 2007 and acquired a state charter in 2008 which was accomplished through a de novo application with the Tennessee Department of Financial Institutions (“TDFI”) and the Federal Reserve Bank of Atlanta. Upon approval of its charter, CapStar Bank opened for business to the public on July 14, 2008. CapStar Financial Holdings, Inc. was incorporated in 2015 and, on February 5, 2016, completed a share exchange with CapStar Bank’s shareholders that resulted in CapStar Bank becoming a wholly owned subsidiary of the Company.

We are a bank that seeks to establish and maintain comprehensive relationships with our clients by delivering customized and creative banking solutions and superior client service. Our products and services include (i) commercial and industrial loans to small and medium sized businesses, with a particular focus on businesses operating in the healthcare industry, (ii) commercial real estate loans, (iii) private banking and wealth management services for the owners and operators of our business clients and other high net worth individuals; (iv) correspondent banking services to meet the needs of Tennessee’s smaller community banks and (v) various retail and consumer products. Our operations are presently concentrated in Tennessee.

As of December 31, 2018, on a consolidated basis, we had total assets of $2.0 billion, total deposits of $1.6 billion, total net loans of $1.4 billion, and shareholders’ equity of $254 million.

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

On October 1, 2018, we completed our acquisition of Athens Bancshares Corporation (“Athens”), the bank holding company for Athens Federal Community Bank, National Association (“Athens Federal”), headquartered in Athens, Tennessee. We acquired all of the outstanding shares of common stock of Athens for approximately $92.9 million in total consideration which was primarily comprised of the issuance of approximately 5.2 million shares of common stock of our Company.  At the time of the acquisition, Athens Federal had eight banking locations located throughout the Eastern Tennessee corridor between Chattanooga and Knoxville, Tennessee.  The operations of Athens are included in our financial statements beginning October 1, 2018.

Our Products and Services

Loans

General.  Through our bank, we offer a broad range of commercial lending products to small and medium sized businesses, the owners and operators of our business clients and other high net worth individuals. Our strategy is to maintain a broadly diversified loan portfolio in terms of the type of loan product, the type of client and the industries in which our business clients are engaged.

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

Underwriting.  Disciplined underwriting is the foundation of our credit culture. We strive to adhere to thorough underwriting standards and deliver customized and creative loan solutions in a responsive and timely manner.

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

•	determination that the structure of the loan matches the underlying purpose of and repayment source for the loan, the potential borrower’s creditworthiness and the depreciable life of any collateral;
•	verification that the potential borrower has a demonstrated propensity to repay the loan/the borrower’s indebtedness/etc.;
•	consideration of the value, liquidity and marketability of the potential borrower’s assets and identifying and evaluating all significant direct and contingent liabilities; and
•	determination and approval by the bank’s Asset Liability Management Committee (“ALCO”) of the rates and fees associated with the potential loan.

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

Concentrations.  We are a relationship-oriented, rather than a transaction-based, lender.  Accordingly, substantially all of our loans have been made to borrowers located in our Target Market. As of December 31, 2018, approximately 93% of the loans in our loan portfolio (measured by dollar amount) were made to borrowers who live or conduct business in our Target Market, and a substantial portion of those loans are considered commercial and industrial loans (including loans to businesses operating in the healthcare industry), commercial real estate loans (including owner-occupied and non-owner occupied real estate), mortgage loans and construction loans. As such, a substantial majority of our loan portfolio is dependent upon the economic environment of our Target Market. We do have a limited number of loans secured by properties located outside of Tennessee, most of which are made to borrowers who are well-known to us because they are headquartered or reside within Tennessee.

In addition, we employ appropriate limits on our overall loan portfolio and requirements with respect to certain types of lending. As a general practice, we operate with an internal guideline limiting loans to any single borrowing relationship to a tiered amount based upon our internal risk rating. Many of our loans have been made to a small number of borrowers, resulting in a concentration of large loans to certain borrowers. As of December 31, 2018, our 25 largest borrowing relationships (which may include multiple loans to one borrower or loans to multiple entities that are affiliated due to common ownership) accounted for approximately 18% of our total loan portfolio.

Credit Risk Management.  Managing credit risk is a process that involves the entire Company. Our strategy for credit risk management includes the disciplined underwriting process described above, adherence to prudent standards, and ongoing risk monitoring and review processes for all loan exposures. Our Chief Credit Officer provides bank-wide credit oversight and regularly reviews the loan portfolio to ensure that the risk identification processes are functioning properly and that our credit standards are followed. We periodically submit ourselves to review by independent third parties to validate our internal oversight. We strive to identify potential problem loans early in an effort to aggressively seek resolution of these situations before the loans become delinquent or impaired, record any necessary charge-offs promptly and maintain adequate allowance levels for probable loan losses inherent in the loan portfolio.

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

Our ability to gather deposits is an important aspect of our business franchise, and we believe this is a significant driver of our success. Our largest source of deposits is money market and savings accounts. Our transaction accounts include checking and NOW accounts, which provide us with a source of fee income, as well as a low-cost source of funds. Time accounts also provide us with a relatively stable and low-cost source of funding. Certificates of deposit in excess of $100,000 are held primarily by clients in our Target Market.

Deposit rates are reviewed regularly by senior management as we continuously seek to price our deposit products and services competitively to promote core deposit growth. Our management believes that the rates that we offer are competitive with those offered by other institutions in our Target Market.

Correspondent Banking

We provide correspondent banking services to community banks located in Tennessee.  Services we offer include settlement, Fed Funds lines of credit, depository products, wire transfer services, bank holding company loans and loan participations on larger commercial and commercial real estate exposures.  Correspondent banking loans and deposits comprised approximately $9.8 million of our total loans and $152.0 million of our total deposits as of December 31, 2018. We include the amount of total loans and total deposits from our correspondent banking line of business in the amounts of our total loans and total deposits for our commercial and industrial line of business. Loans made to community banks operating in the correspondent banking line of business comprised 2% of commercial and industrial loans as of December 31, 2018. Deposits from community banks operating in the correspondent banking line of business comprised 10% of total deposits as of December 31, 2018.

Correspondent banking provides a valuable funding source for the bank. In 2013, management identified a void in the Tennessee correspondent banking market due to the instability of larger correspondent banks. Other factors leading to the expansion of correspondent banking included a need to diversify our funding base, the desire by many community banks to do business with a Tennessee-based correspondent bank, the ability to recruit well-known and respected talent for business development and risk management, and the ability to license a low cost proprietary settlement platform.

Mortgage Banking

Our mortgage banking line of business generated $407.8 million in mortgage loan originations for the year ended December 31, 2018. Mortgage loans are typically sold in the secondary market and are underwritten by the investor. This line of business has provided the bank a source of noninterest income and referrals for other banking services including home equity lines of credit and deposit products.

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

Competition

The financial services industry is highly competitive in our Target Market. In particular, the Nashville MSA banking market consisted of 63 financial institutions with over $61 billion in deposits as of June 30, 2018. We held the number 13 deposit market share position at June 30, 2018 with 1.9% of the deposit market share. We compete for loans, deposits, and financial services in our Target Market. We compete directly with other bank and nonbank institutions located within our market area, Internet-based banks, out-of-market banks, and bank holding companies that advertise in or otherwise serve our market area, along with money market and mutual funds, brokerage houses, mortgage companies, and insurance companies or other commercial entities that offer financial services products. Competition involves efforts to retain current clients, obtain new loans and deposits, increase the scope and type of services offered, and offer competitive interest rates paid on deposits and charged on loans. Many of our competitors enjoy competitive advantages, including greater financial resources, a wider geographic presence, more accessible branch office locations, the ability to offer additional services, more favorable pricing alternatives, and lower origination and operating costs. Some of our competitors have been in business for a long time and have an established client base and name recognition. We believe that our experienced leadership, efficient and scalable operating model, personalized service and emphasis on attracting core deposits from our other product offerings enable us to effectively compete in the communities in which we operate.

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

Employees

As of December 31, 2018, we had 295 total employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

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

Additionally, the BHC Act provides that the Federal Reserve may not approve any of the above transactions if such transaction would result in or tend to create a monopoly or substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources includes a focus on capital adequacy, which is discussed in the section titled “Item 1. Business—Regulation and Supervision—Capital Adequacy.” The Federal Reserve also considers the effectiveness of the institutions in combating money laundering, including a review of the anti-money laundering program of the acquiring bank holding company and the anti-money laundering compliance records of a bank to be acquired as part of the transaction. Finally, the Federal Reserve takes into consideration the extent to which the proposed transaction would result in greater or more concentrated risks to the stability of the U.S. banking or financial system.

Under the BHC Act, if well-capitalized and well-managed, we or any other bank holding company located in Tennessee may purchase a bank located outside of Tennessee without regard to whether such transaction is prohibited under state law. Conversely, a well-capitalized and well-managed bank holding company located outside of Tennessee may purchase a bank located inside Tennessee without regard to whether such transaction is prohibited under state law. In each case, however, state law may place restrictions on the acquisition of a bank that has only been in existence for a limited amount of time or will result in concentrations of deposits exceeding limits specified by statute. For example, Tennessee law currently prohibits a bank holding company from acquiring control of a Tennessee-based financial institution until the target financial institution has been in operation for at least three years.

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

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, or FICO, a federal government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund. These assessments will continue until the FICO bonds mature in 2019.

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking agencies will evaluate the record of each financial institution in meeting the needs of its local community, including low- and moderate-income neighborhoods. Our bank’s record of performance under the CRA is publicly available. A bank’s CRA performance is also considered in evaluating applications seeking approval for mergers, acquisitions, and new offices or facilities. Failure to adequately meet these criteria could result in additional requirements and limitations being imposed on the bank. Additionally, we must publicly disclose the terms of certain CRA-related agreements. At December 31, 2018 the Bank had a CRA rating of “Satisfactory.”

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

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) establishes a system of “prompt corrective action” (“PCA”) to resolve the problems of undercapitalized insured depository institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into which all insured depository institutions are placed. The federal banking agencies have specified by regulation the relevant capital thresholds and other qualitative requirements for each of those categories. For an insured depository institution to be “well capitalized” under the PCA framework, it must have a common equity Tier 1 capital ratio of 6.5%, Tier 1 capital ratio of 8.0%, a total capital ratio of 10.0%, and a leverage ratio of 5.0%, and must not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by its primary federal regulator to meet and maintain a specific capital level for any capital measure. At December 31, 2018, our bank qualified for the well capitalized category.

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

Commercial Real Estate Concentration

In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate, or CRE, loans. In addition, in December 2015, the federal bank agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. As of December 31, 2018, our bank’s total CRE loans represented 301% of its capital.

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

U.S. Tax Reform

On December 22, 2017, Public Law 115-97, informally referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted into law. The Tax Reform Act provides for significant changes to the U.S. tax code that impact businesses. Effective January 1, 2018, the Tax Reform Act reduced the U.S. federal tax rate for corporations from 35% to 21% for U.S. taxable income and required a one-time remeasurement of deferred taxes to reflect their value at a lower tax rate of 21%. The Tax Reform Act included other changes, including, but not limited to, a limitation of the deduction for net operating losses, elimination of net operating loss carrybacks, immediate deductions for certain new investments instead of deductions for depreciation expense over time, additional limitations on the deductibility of executive compensation and limitations on the deductibility of interest. As a result of the Tax Reform Act, we recorded a $3.56 million increase in income tax expense for 2017.

AVAILABLE INFORMATION

We file reports with the SEC including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements, as well as any amendments to those reports and statements. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and amendments to those reports and statements filed or furnished pursuant to section 13(a) or 15(d) of the Exchange Act are also accessible at no cost on our website at http://www.ir.capstarbank.com after they are electronically filed with the SEC. Reference to our website does not constitute incorporation by reference of the information contained on the website and should not be considered part of this Report.

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

Our business and operations are concentrated in our Target Market, and we are more sensitive than our more geographically diversified competitors to adverse changes in the local economy.

Unlike with many of our larger competitors that maintain significant operations located outside our market area, substantially all of our clients are individuals and businesses located and doing business in our Target Market. As of December 31, 2018, approximately 93% of the loans in our loan portfolio (measured by dollar amount) were made to borrowers who live or conduct business in our Target Market. Therefore, our success will depend upon the general economic conditions in this area, which we cannot predict with certainty. As a result, our operations and profitability may be more adversely affected by a local economic downturn in our Target Market than those of larger, more geographically diverse competitors. For example, the Nashville economy is particularly sensitive to changes in the healthcare service, music and entertainment and hospitality and tourism industries, among others. A downturn in these industries or in the local economy generally could make it more difficult for our borrowers to repay their loans and may lead to loan losses that are not offset by operations in other markets; it may also reduce the ability of depositors to make or maintain deposits with us. For these reasons, any regional or local economic downturn that affects our Target market, or existing or prospective borrowers or depositors in our Target Market could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

From time to time, our bank may provide financing to clients who own or have companies or properties located outside our Target Market. In such cases, we would face similar local market risk in those communities for these clients.

Competition from financial institutions and other financial service providers may adversely affect our profitability.

The banking business is highly competitive, and we experience competition in our market from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, internet banks, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other community banks and super-regional and national financial institutions that operate offices in our service area. These competitors often have far greater resources than we do and are able to conduct more intensive and broader-based promotional efforts to reach both commercial and individual clients. Our competitors may be able to offer more attractive interest rates and other financial terms than we choose or have the capability to offer. Some of our non-bank competitors are not subject to the same extensive regulations we are and, therefore, may have greater flexibility in competing for business.

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

Increased competition could require us to increase the rates that we pay on deposits or lower the rates that we offer on loans, which could reduce our profitability. We derive a substantial majority of our business from our Target Market, which is a highly competitive banking market. Our failure to compete effectively in our market could restrain our growth or cause us to lose market share, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

We are dependent on the services of our management team and board of directors, and the unexpected loss of key personnel or directors may adversely affect our business and operations.

We are led by an experienced core management team with substantial experience in the markets that we serve, and our operating strategy focuses on providing products and services through long-term relationship managers and ensuring that our largest clients have relationships with our senior management team. Accordingly, our success depends in large part on the performance of these key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. If any of our executive officers, other key personnel, or directors leaves us or our bank, our operations may be adversely affected. While we have employment agreements containing non-competition provisions with many of our key personnel, if any of such personnel leaves his or her position for any reason, our financial condition and results of operations may suffer because of the loss of their skills, knowledge of our market, years of industry experience and the difficulty of promptly finding qualified personnel to replace them. Additionally, our directors’ community involvement and diverse and extensive local business relationships are important to our success.

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

We may not be able to expand our presence in our existing market or new markets. Our ability to grow successfully will depend on a variety of factors, including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas, the availability of capital to fund growth opportunities and our ability to manage our growth. Failure to manage our growth effectively could adversely affect our ability to successfully implement our business strategy, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

As a bank that focuses on building comprehensive banking relationships with clients, our reputation is critical to our business, and damage to it could have a material adverse effect on us.

A key differentiating factor for our business is the strong brand we are building in our target markets. Through our branding, we communicate to the market about our company and the products and services we offer. Maintaining a positive reputation is critical to our attracting and retaining clients and employees. Adverse perceptions of us could make it more difficult for us to execute on our strategy. Harm to our reputation can arise from many sources, including actual or perceived employee misconduct, misconduct by our outsourced service providers or other counterparties, litigation or regulatory actions, our failure to meet our standards of service and quality and compliance failures. Negative publicity regarding us or our bank, whether or not accurate, may damage our reputation, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

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

Our growth over the last several years has been partially attributable to our ability to originate and retain large loans. In addition to regulatory limits to which our bank is subject, we have established an internal policy limiting loans to one borrower, principal or guarantor based on “total exposure,” which represents the aggregate exposure of economically related borrowers for approval purposes; loans in excess of our internal limit require acknowledgment by our bank’s full board of directors. Many of these loans have been made to a small number of borrowers, resulting in a concentration of large loans to certain borrowers. As of December 31, 2018, our 25 largest borrowing relationships accounted for approximately 18% of our total loan portfolio. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce or death, our non-accrual loans and our allowance for loan losses could increase significantly, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations. To mitigate this risk, we establish internal lending limits tied to the borrower’s risk profile, seek collateral, and involve increasing levels of senior management and board involvement in the approval of large loan relationships.

Lack of seasoning of our loan portfolio could increase risk of credit defaults in the future.

As a result of our growth over the past several years, as of December 31, 2018, approximately 54% of our loan portfolio had been originated since December 31, 2016, including new originations and renewals. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because a large portion of our portfolio is relatively new, the current level of delinquencies and defaults may not represent the level of delinquencies and defaults that could occur as the portfolio becomes more seasoned and may not serve as a reliable basis for predicting the health and nature of our loan portfolio. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of our loan portfolio. If delinquencies and defaults increase, we may be required to increase our allowance for loan losses, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

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

Our leveraged loans are primarily commercial in nature and often contained within our healthcare portfolio.  Frequently, these loans have a secondary source of repayment that is directly correlated with the primary source of repayment. Leveraged borrowers may have a diminished ability to adjust to unexpected events and changes in business conditions because of a higher ratio of liabilities to capital, and in some cases, reliance is placed on enterprise value as a secondary source of repayment. The repayment of leveraged loans depends primarily on the cash flow and credit worthiness of the borrower and on enterprise value as a secondary source of repayment.  To mitigate this risk, we give enhanced scrutiny to leveraged loan transactions, assess risk probabilities using benchmarks obtained from external rating agencies, and engage higher levels of senior management and board involvement in the approval and ongoing review of leveraged loan relationships.

Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio.

We maintain an allowance for loan losses that represents management’s best estimate of the loan losses and risks inherent in our loan portfolio. The level of the allowance reflects management’s continuing evaluation of concentrations within our lines of business, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses is highly subjective and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes in a relatively short time period. Inaccurate management assumptions, continuing deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. In addition, our regulators, as an integral part of their examination process, periodically review our loan portfolio and the adequacy of our allowance for loan losses and may require adjustments based upon judgments that are different than those of management. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan losses, we may need to increase our provision for loan losses to restore the adequacy of our allowance for such losses. If we are required to materially increase our level of allowance for loan losses for any reason, our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations could be materially and adversely affected.

The healthcare service industry is an integral component of the local economy, and adverse trends in the healthcare service industry could have a material adverse effect on us.

The healthcare service industry is an integral segment of the local economy.  As of December 31, 2018, approximately 12% of our loan portfolio was composed of loans to borrowers in the healthcare service industry. Adverse trends in the healthcare service industry may have a negative impact on a significant portion of the Company’s borrowers and clients. The healthcare service industry may be affected by the following:

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

Our loan portfolio includes non-owner-occupied commercial real estate loans, or CRE loans, to individuals and businesses for various purposes, which are secured by commercial properties, as well as construction and land development loans. CRE loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. Weak economic conditions or other market factors can result in increased vacancy rates for retail, office and industrial property. The availability of such income for repayment may be adversely affected by changes in the economy or local market conditions. These loans expose us to greater credit risk than loans secured by other types of collateral because the collateral securing these loans is typically more difficult to liquidate under adverse conditions. Additionally, non-owner-occupied CRE loans generally involve relatively large balances to single borrowers or related groups of borrowers. Unexpected deterioration in the credit quality of our non-owner-occupied CRE loan portfolio could require us to increase our allowance for loan losses, which would reduce our profitability and could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.  We mitigate these risks both in our selection criteria for borrowers and project sponsors and in our general practice of requiring cash equity contributions substantially in excess of Supervisory Loan to Value limits as set forth in Appendix A of Part 365 – Interagency Guidelines for Real Estate Lending Policies.

A prolonged downturn in the real estate market could result in losses and adversely affect our profitability.

As of December 31, 2018, approximately 10% of our loan portfolio was composed of non-owner occupied commercial real estate loans, 29% of owner occupied commercial real estate loans, 18% consumer real estate loans, and 12% construction and land development loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A decline in real estate values could further impair the value of our collateral and our ability to sell the collateral upon any foreclosure, which would likely require us to increase our allowance for loan losses. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability could be adversely affected, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

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

As of December 31, 2018, our ten largest non-brokered depositors accounted for approximately 13% of our total deposits. Withdrawals of deposits by any one of our largest depositors could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

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

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding. An inability to raise funds, at competitive rates or at all, through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. In particular, approximately 82% of our bank’s deposits as of December 31, 2018 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, 76% of the assets of our bank were loans at December 31, 2018, which cannot be called or sold in the same time frame. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.

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

We are subject to interest rate risk, which could adversely affect our profits.

Our profits, like that of most financial institutions, depends to a large extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. Our interest rate sensitivity profile was asset sensitive as of December 31, 2018, meaning that our net interest income would increase more from rising interest rates than from falling interest rates. However, many assumptions are used to model the impact of interest rate fluctuations on our net interest income. Due to the inherent use of these estimates and assumptions, our models may not be an accurate indicator of how our interest income will be affected by changes in interest rates.

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

We plan to continue to explore opportunities to acquire other financial institutions and businesses in or around our existing Target Market or in comparable markets or that would provide scale, low cost of funds, non-interest income or lines of business that are additive to our existing products and services. Our acquisition activities could be material to our business and involve a number of risks, including the following:

•	the need to raise new capital;
•

the time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in our management’s attention being diverted from the operation of our existing business;

•	the lack of history among our management team in working together on acquisitions and related integration activities;
•	the time, expense, difficulty, and uncertainty of integrating the operations and personnel of the combined businesses;
•	an inability to realize expected synergies or returns on investment;
•	failure to discover the existence of liabilities during the due diligence process;
•	exposure to unknown or contingent liabilities for which we may not be indemnified;
•	potential disruption of our ongoing banking business; and
•	a loss of key employees or key clients following an acquisition.

We may not be successful in overcoming these risks or any other problems encountered in connection with potential acquisitions. In addition, we may not be successful in identifying prospective transactions, making it difficult to implement our growth strategy. Our inability to overcome these risks could have an adverse effect on our ability to implement our business strategy and enhance shareholder value, which, in turn, could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

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

We necessarily collect, use and hold sensitive data concerning individuals and businesses with whom we have a banking relationship. Threats to data security, including unauthorized access and cyber-attacks, rapidly emerge and change, exposing us to additional costs for protection or remediation and competing time constraints to secure our data in accordance with client expectations and statutory and regulatory requirements. Although we actively invest in the security of our technological infrastructure, it is not feasible to defend against every risk posed by rapid technological development and the increasing sophistication of cyber criminals. Patching and other measures to protect existing systems and servers could be inadequate, especially on systems that are being retired. Controls employed by our information technology department and third-party vendors could prove inadequate. We could also experience a breach by intentional or negligent conduct on the part of our employees or other internal sources, software bugs or other technical malfunctions, or other causes. As a result of any of these threats, our client accounts may become vulnerable to account takeover schemes or cyber-fraud. Our systems and those of our third-party vendors may also become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from network failures, viruses and malware, power anomalies or outages, natural disasters and catastrophic events.

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

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to serving clients better, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our success will depend in part on our ability to address our clients’ needs by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations. Certain of our competitors have substantially greater resources to invest in technological improvements than us, and in the future, we may not be able to implement new technology-driven products and services timely, effectively or at all or be successful in marketing these products and services to our clients. As these technologies are improved in the future, we may, in order to remain competitive, be required to make significant capital expenditures, which may increase our overall expenses and have a material adverse effect on our net income. There is also no guarantee that any such investment in these products and services will create additional efficiencies in our operations.

We may be adversely affected by the lack of soundness of other financial institutions.

Our ability to engage in routine funding transactions could be adversely affected by the actions and soundness of other financial institutions. Financial services companies are interrelated as a result of trading, clearing, counterparty, and other relationships. We have exposure to different industries and counterparties, and through transactions with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, and other institutional clients. Defaults by, or even rumors or questions about, one or more financial services companies, or the financial services industry generally, have led to market-wide liquidity problems in the past and could lead to losses or defaults by us or by other institutions in the future. These losses or defaults could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

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

Our Target Market is susceptible to floods, tornados and other natural disasters, adverse weather events, nuclear fallout from nuclear plants in East Tennessee and acts of God, which may adversely affect our business and operations.

Substantially all of our business and operations are located in our Target Market, which is an area that has recently been damaged by floods and tornadoes and that is susceptible to other natural disasters, adverse weather events, nuclear fallout from nuclear plants in East Tennessee and acts of God. Natural disasters, adverse weather events and acts of God can disrupt our operations, cause widespread property damage, and severely depress the local economies in which we operate. Any economic decline as a result of natural disasters, adverse weather events or acts of God can reduce the demand for loans and our other client solutions as well as client ability to repay such loans. In addition, the rates of delinquencies, foreclosures, bankruptcies and losses on loan portfolios may increase substantially, as uninsured property losses or sustained job interruption or loss may materially impair the ability of borrowers to repay their loans. Moreover, the value of real estate or other collateral that secures the loans could be materially and adversely affected by natural disasters, adverse weather events or acts of God. Therefore, natural disasters, adverse weather events or acts of God could result in decreased revenue and loan losses that have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

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

When evaluating our internal controls over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Further, the cost of any such compliance with Section 404 of the Sarbanes-Oxley Act could be substantial and have a material effect on our cash flows and earnings. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We cannot be certain as to the timing of completion of our evaluation, testing, and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting, and we may be subject to sanctions or investigations by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and hiring additional personnel. Any such action could negatively affect our results of operations and cash flows.

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

A future issuance or future issuances of stock could dilute the value of our common stock.

Our charter permits us to issue up to an aggregate of 25 million shares of common stock. As of December 31, 2018, 17,724,721 shares of our common stock were issued and outstanding, including 157,616 shares of restricted common stock that have yet to vest. Those shares outstanding do not include the potential issuance, as of December 31, 2018, of 878,049 shares of our common stock that are issuable upon conversion of shares of our Series A Preferred Stock.  507,903 shares of our common stock subject to issuance upon exercise of outstanding stock options under the Stock Incentive Plan, and 422,900 additional shares of our common stock that were reserved for issuance under the Stock Incentive Plan.  A future issuance of any new shares of our common stock would, and equity-related securities could, cause further dilution in the value of our outstanding shares of common stock.

Significant sales of our common stock by certain shareholders could affect the market value of our common stock.

On December 21, 2018, we filed a shelf registration statement with the SEC on Form S-3 registering 3,652,094 shares of our common stock held by certain of our long-time shareholders, representing about 20.7% of our total shares of issued and outstanding common stock. Accordingly, these shares represent a significant number of our issued and outstanding shares of common stock, and, if sold in the market all at once or at about the same time, could depress the market price of our common stock and could further affect our ability to raise equity capital. Further, we cannot predict the size or the effect, if any, that sales of these shares, or the perception that such sales could occur, may have on the market price of our shares of common stock or our ability to raise additional capital through the sale of equity securities. Any significant sales of these shares could have a materially adverse impact on our affairs, assets, business, cash flows, condition (financial or otherwise), credit quality, financial performance, liquidity, short- and long-term performance goals, prospects and results of operations or the trading price of our common stock.

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

As of December 31, 2018, we have 878,049 shares of Series A Preferred Stock outstanding. These shares have certain rights that are senior to our common stock. Holders of our Series A Preferred Stock are entitled to receive, when, as and if declared by our board of directors, cash dividends to the same extent and on the same basis as cash dividends as declared by our board of directors with respect to common stock. Such dividends on shares of Series A Preferred Stock are payable on the same dates as dividends on shares of common stock but prior to the payment of any dividends on shares of common stock. In the event of our bankruptcy, dissolution or liquidation, the holders of our Series A Preferred Stock are entitled to receive a liquidation preference of $10.25 per share of Series A Preferred Stock, plus any amount equal to all dividends declared and unpaid thereon, before any distributions can be made to the holders of our common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our headquarters and main branch office is located at 1201 Demonbreun Street, Nashville, Tennessee 37203.   The following table summarizes pertinent details of our retail bank branch locations and mortgage origination offices as of March 5, 2019.

Location	Owned/Leased	Lease Expiration	Type of Office
CapStar Bank 1201 Demonbreun Street, Suite 700 Nashville, TN 37203	Leased	02/28/32	Headquarters and Main Retail Bank Branch

2321 Crestmoor Road Nashville, TN 37215	Building (Owned); Land (Leased)	Building: N/A Land: 02/15/28	Retail Bank Branch

2002 Richard Jones Road Nashville, TN 37215	Leased	10/31/23	Mortgage Origination Office

5500 Maryland Way, Suite 130 Brentwood, TN 37027	Leased	09/30/23	Retail Bank Branch

101 Springhouse Court Hendersonville, TN 37075	Owned	N/A	Retail Bank Branch

885 Greenlea Blvd. Gallatin, TN 37066	Owned	N/A	Retail Bank Branch

106 Washington Avenue Athens, TN 37303	Owned	N/A	Retail Bank Branch

1103 Decatur Pike Athens, TN 37303	Owned	N/A	Retail Bank Branch

523 Tennessee Avenue Etowah, TN 37331	Owned	N/A	Retail Bank Branch

215 Warren Street Madisonville, TN 37354	Owned	N/A	Retail Bank Branch

761 New Highway 68 Sweetwater, TN 37874	Owned	N/A	Retail Bank Branch

705 East Broadway Lenoir City, TN 37771	Owned	N/A	Retail Bank Branch

3855 North Ocoee Street Cleveland, TN 37312	Leased	01/31/2022	Retail Bank Branch

950 25th Street Cleveland, TN 37311	Leased	12/31/2026	Retail Bank Branch

ITEM 3.  LEGAL PROCEEDINGS

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CapStar Financial’s common stock is traded on the Nasdaq Global Select Market under the symbol “CSTR” and has traded on that market since September 22, 2016.  Prior to that time, there was no established public trading market for our stock.  The following table shows the high and low sales price information for our common stock for each full quarter in 2018 and 2017 as reported on the Nasdaq Global Select Market.

	Price Per Share
	High	Low
2018:
First quarter	$19.84	$19.12
Second quarter	19.54	18.96
Third quarter	18.20	17.84
Fourth quarter	15.74	15.21
2017:
First quarter	$22.05	$18.52
Second quarter	19.53	16.96
Third quarter	19.62	16.00
Fourth quarter	22.22	18.73

As of March 11, 2019 there were 2,022 holders of record of shares of our common stock and one holder of record of shares of our non-voting common stock.

The following table shows information related to the repurchase of shares of common stock by the Company during the three months ended December 31, 2018.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum number of shares that may yet be purchased under the plan
October 1 - October 31	476	$14.84	—	—
November 1 - November 30	2,900	14.78	—	—
December 1 - December 31	1,218	14.75	—	—
Total	4,594	$14.78	—	—

(1)	Activity represents shares of common stock withheld to pay purchase price and taxes due upon vesting of restricted shares and exercise of stock options.

For information regarding securities authorized for issuance under the Company’s equity compensation plans, please see Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters.

On December 21, 2018, the Company announced that its board of directors approved a share repurchase program (the “Repurchase Program”) pursuant to which the Company may purchase up to the lesser of $8,000,000 or 250,000 shares of its issued and outstanding shares of common stock. As of December 31, 2018, the Company had not yet repurchased any shares of common stock under the terms of the Repurchase Program.

Stock Performance Graph

The following stock performance graph compares total shareholders return on our common stock for the period beginning at the close of trading on September 22, 2016 until December 31, 2018, with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Bank Index for the same period.  Cumulative total return is computed by dividing the difference between the share price of our common stock at the end and the beginning of the measurement period by the share price of our common stock at the beginning of the measurement period. The performance graph assumes $100 is invested on September 22, 2016 in shares of our common stock, the NASDAQ Composite Index and the NASDAQ Bank Index.  Historical stock price performance is not necessarily indicative of future stock price performance.  The information in this paragraph and the following stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

	CapStar Financial Holdings, Inc. (CSTR)	NASDAQ Composite Index (IXIC)	NASDAQ Bank Index (BKX)
09/22/2016	$100	$100	$100
12/31/2016	138	103	128
12/31/2017	131	133	135
12/31/2018	93	128	113

Dividend Policy

Holders of shares of our voting and non-voting common and preferred stock are only entitled to receive dividends when, as and if declared by our board of directors out of funds legally available for dividends. As a Tennessee corporation, we are not permitted to pay dividends if, after giving effect to such payment, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus any amounts needed to satisfy any preferential rights if we were dissolving.

Because we are a bank holding company and do not engage directly in business activities of a material nature, our ability to pay any dividends on our common stock depends, in large part, upon our receipt of dividends from our bank, which is also subject to numerous limitations on the payment of dividends under federal and state banking laws, regulations and policies. Pursuant to Tennessee law, our bank may not, without the prior approval of the Commissioner of the TDFI, pay any dividends to us in a calendar year in excess of the total of our bank’s net income for that year plus the retained net income for the preceding two years. For additional information, see “Item 1. Business—Supervision and Regulation—Bank Regulation and Supervision—Payment of Dividends.”

The following table shows the dividends that have been declared on our voting and non-voting common stock and preferred stock with respect to the periods indicated below. Per share amounts are presented to the nearest cent.

(dollars in thousands, except share amounts and per share data)	Amount per share	Total cash dividend
2017:
First quarter	$—	$—
Second quarter	—	—
Third quarter	—	—
Fourth quarter	—	—
2018:
First quarter	—	—
Second quarter	—	—
Third quarter	0.04	514
Fourth quarter	0.04	730

Subject to the regulatory restrictions noted above, the Company currently expects that comparable cash dividends will continue to be paid in the future. Our ability to pay dividends to our shareholders in the future will depend on regulatory restrictions and our liquidity and capital requirements, as well as our earnings and financial condition, the general economic climate, contractual restrictions, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our board of directors.

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

All of the shares were sold pursuant to our Registration Statement on Form S-1, as amended (File No. 333-213367), which was declared effective by the SEC on September 21, 2016. The offering did not terminate until all of the shares offered were sold.  The Company made no payments to its directors, officers or persons owning ten percent or more of its common stock or to their associates, or to its affiliates in connection with the issuance and sale of the common stock or in connection with the use of IPO proceeds.  Keefe, Bruyette & Woods, Inc. and Sandler O’Neill & Partners, L.P. acted as lead book-running managers for the initial public offering. Our common stock is currently trading on the NASDAQ Global Select Market under the symbol “CSTR.”

There has been no material change in the planned use of proceeds from our IPO as described in our prospectus filed with the SEC on September 23, 2016 pursuant to Rule 424(b)(4) under the Securities Act. Pending application of the IPO proceeds, we have invested the net proceeds in short-term investments.  During 2017, the Company provided $10.0 million of the IPO proceeds as a capital contribution to the Bank for working capital purposes.

ITEM 6.  SELECTED FINANCIAL DATA

(dollars in thousands, except per share data)	2018	2017	2016	2015	2014
Balance Sheet Data (at period end):
Total assets	$1,963,883	$1,344,429	$1,333,675	$1,206,800	$1,128,395
Total loans, net of unearned income	1,429,794	947,537	935,251	808,396	713,077
Allowance for loan losses	(12,113)	(13,721)	(11,634)	(10,132)	(11,282)
Investment securities	247,542	196,380	229,219	216,477	280,449
Goodwill and core deposit intangible	46,048	6,242	6,290	6,344	6,398
Total deposits	1,570,008	1,119,866	1,128,723	1,038,461	981,057
FHLB advances and securities sold under repurchase agreements	126,509	70,000	55,000	48,755	34,837
Shareholders' equity	254,379	146,946	139,207	108,586	102,651
Income Statement Data:
Interest income	$67,781	$51,515	$45,395	$40,504	$38,287
Interest expense	16,089	9,652	6,931	5,731	5,871
Net interest income	51,692	41,863	38,464	34,773	32,416
Provision for loan losses	2,842	12,870	2,829	1,651	3,869
Net interest income after provision for loan losses	48,850	28,993	35,635	33,122	28,547
Non-interest income	15,459	10,908	11,084	8,884	7,419
Non-interest expense	53,487	33,765	33,129	30,977	28,562
Net income before income tax expense	10,822	6,136	13,590	11,029	7,404
Income tax expense	1,167	4,635	4,493	3,470	2,412
Net income	9,655	1,501	9,097	7,559	4,992
Per Share Data:
Net income per share, basic	0.73	0.13	0.98	0.89	0.59
Cash dividends declared per share of common and preferred stock	0.08	-	-	-	-
Weighted average shares - basic	13,277,614	11,280,580	9,328,236	8,538,970	8,456,386
Net income per share, diluted	0.67	0.12	0.81	0.73	0.49
Weighted average shares - diluted	14,480,347	12,803,511	11,212,026	10,381,895	10,281,044
Book value per share of common stock	13.84	11.91	11.62	10.74	10.17
Tangible book value per share of common stock (1)	11.25	11.37	11.06	10.00	9.41
Total shares of common stock outstanding	17,724,721	11,582,026	11,204,515	8,577,051	8,471,516
Total shares of preferred stock outstanding	878,049	878,049	878,049	1,609,756	1,609,756
Performance Ratios:
Return on average assets	0.63%	0.11%	0.72%	0.66%	0.47%
Return on average equity	5.50%	1.05%	7.57%	7.08%	4.94%
Net interest margin	3.55%	3.25%	3.22%	3.24%	3.25%
Non-interest income to average assets	1.01%	0.80%	0.88%	0.78%	0.70%
Efficiency ratio	79.65%	63.98%	66.86%	70.96%	71.70%
Asset Quality Data:
Allowance for loan losses to total loans	0.85%	1.45%	1.24%	1.25%	1.58%
Allowance for loan losses to non-performing loans	582.84%	509.08%	321.42%	376.78%	145.80%
Non-performing assets to total assets	0.16%	0.20%	0.27%	0.24%	0.74%
Net charge-offs to average loans	0.39%	1.09%	0.15%	0.38%	0.15%
Capital ratios (CapStar Financial Holdings, Inc.):
Total risk based capital	12.84%	12.52%	12.60%	11.42%	11.54%
Tier 1 risk based capital	12.13%	11.41%	11.61%	10.41%	10.32%
Common equity tier 1 capital	11.61%	10.70%	10.90%	8.89%	8.55%
Leverage	11.06%	10.77%	10.46%	9.33%	8.56%

(1)

This measure is not recognized under GAAP and is therefore considered to be a non-GAAP measure. See Non-GAAP Financial Measures — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion and reconciliation of this measure to its most comparable GAAP measure.

On October 1, 2018, we completed our acquisition of Athens and Athens Federal. For more information, please see “Item 1.—Business—Overview—Acquisitions”. The operations of Athens are included in our financial statements beginning October 1, 2018. The acquisition and incorporation of Athens into our financial statements may materially affect the comparability of the selected financial data provided for fiscal year 2018 as compared to previous years.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and our results of operations as of and for the years ended December 31, 2018, 2017 and 2016.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the Consolidated Financial Statements appearing under the caption “Part II., Item 8—Financial Statements and Supplementary Data” in this Report.  The following discussion and analysis should be read together with our Consolidated Financial Statements, the notes to our Consolidated Financial Statements and the other financial information included elsewhere in this Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our current expectations. Factors that could cause such differences are discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this Report. We assume no obligation to update any of these forward-looking statements except to the extent required by applicable law.

The following discussion and analysis pertains to our historical results on a consolidated basis.  However, because we conduct all of our material business operations through our wholly-owned subsidiary, CapStar Bank, the following discussion and analysis relates to activities primarily conducted at the subsidiary level.

All dollar amounts in the tables in this section are in thousands of dollars, except per share data or when otherwise specifically noted.  Unless specifically noted in this Report, all references in this section to the fiscal years 2016, 2017 and 2018 mean our fiscal years ended December 31, 2016, 2017, and 2018, respectively.

Overview

We completed 2018 with net income of $9.7 million, or $0.67 diluted net income per share, compared to net income of $1.5 million, or $0.12 diluted net income per share for 2017. Average loans for 2018 were $1.13 billion, a 14.9% increase over 2017, and average deposits for 2018 were $1.25 billion, a 12.4% increase over 2017. The comparability of our financial condition and performance has been impacted by our acquisition of Athens which we completed in 2018 and the passage of the Tax Cuts and Jobs Act in December 2017, in each case as discussed below.

We acquired Athens on October 1, 2018.  On the acquisition date, the fair market value of Athens’ net assets was $61.6 million, including $344.8 million in loans and $404.5 million in deposits. Net income for 2018 was reduced by $9.8 million of pretax merger related charges related to this acquisition.  The Athens acquisition further expanded our franchise into the East Tennessee market.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law. Among other items, the Tax Cuts and Jobs Act reduced the corporate statutory tax rate from 35% to 21%. As a result of such decrease, we recognized an increase in income tax expense of $3.56 million in 2017 resulting from the revaluation of our deferred tax assets.

Our primary revenue source is net interest income and fees from various financial services provided to customers. Net interest income is the difference between interest income earned on loans, investment securities and other interest earning assets less interest expense on deposit accounts and other interest bearing liabilities. Loan volume and interest rates earned on those loans are critical to overall profitability. Similarly, deposit volume is crucial to funding loans and the rates paid on deposits directly impact our profitability. Business volumes are influenced by competition, new business acquisition efforts and economic factors including market interest rates, business spending and consumer confidence.

Net interest income increased $9.8 million, or 23.5%, to $51.7 million for 2018 compared to $41.9 million for 2017. The positive effects of increased volumes and yields on earning assets were partially offset by the negative effects of increasing deposit costs. Net interest margin increased to 3.55% for 2018, compared with 3.25% for 2017.

Provision for loan losses was $2.8 million in 2018 compared to $12.9 million in 2017, a 77.9% decrease. This decrease was primarily the result of lower charge-offs, which were $5.0 million in 2018 compared to $12.8 million in 2017. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for the estimated probable inherent losses on outstanding loans.  Our allowance for loan losses at December 31, 2018 was 0.85% of total loans, compared with 1.45% of total loans at December 31, 2017.  Our acquisition of Athens, specifically Athens’ loan portfolio, significantly impacted the comparability of our allowance for loan loss ratios between periods.  On October 1, 2018, we acquired $344.8 million in loans, which includes a preliminary fair value discount of $4.8 million. At December 31, 2018, these acquired loans do not have a significant amount of allowance for loan losses associated with them.

Total noninterest income for 2018 increased $4.6 million, or 41.7%, to $15.5 million compared to $10.9 million for 2017, and comprised 19% of total revenues.

Total noninterest expense for 2018 increased $19.7 million, or 58.4%, to $53.5 million compared to $33.8 million for 2017. Included in noninterest expense for 2018 is $9.8 million of merger related charges. Our efficiency ratio for 2018 was 79.7% compared to 64.0% for 2017.

The Company’s effective tax rate decreased to 10.8% for 2018 from 75.5% for 2017. The decrease in the effective tax rate is primarily due to a $3.6 million write-down of our deferred tax assets resulting from the Tax Reform Act in 2017.

Tangible common equity, a non-GAAP measure, is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. Our ratio of tangible common equity to total tangible assets was 10.39% as of December 31, 2018, compared with 9.84% at December 31, 2017. See “—Non-GAAP Financial Measures” for a discussion of and reconciliation to the most directly comparable U.S. GAAP measure.

The following sections provide more details on subjects presented in this overview.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 to our Consolidated Financial Statements for the year ended December 31, 2018, which are contained elsewhere in this Report. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may materially and adversely affect our reported results and financial position for the current period or future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are either based on quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Management evaluates our estimates and assumptions on an ongoing basis. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

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

Allowance for Loan Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting our allowance for loan losses include judgments about the credit-worthiness of borrowers, estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimating credit losses, and the impact of current events, conditions, and other factors impacting the level of inherent losses. Under different conditions or using different assumptions, the actual or estimated credit losses ultimately realized by us may be different from our estimates. In determining the allowance, we estimate losses on individual impaired loans and on groups of loans that are not impaired, where the probable loss can be identified and reasonably estimated. On a quarterly basis, we assess the risk inherent in our loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses, and the impacts of local, regional, and national economic factors on the quality of the loan portfolio. Based on this analysis, we may record a provision for loan losses in order to maintain the allowance at appropriate levels. For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see Note 1 to our Consolidated Financial Statements for the year ended December 31, 2018, which is included elsewhere in this Report.

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

Results of Operations

The following is a summary of our results of operations:

			2018-2017		2017-2016
	Year ended		Percent	Year ended	Percent
	December 31,		Increase	December 31,	Increase
	2018	2017	(Decrease)	2016	(Decrease)
Interest income	$67,781	$51,515	31.6%	$45,395	13.5%
Interest expense	16,089	9,652	66.7%	6,931	39.3%
Net interest income	51,692	41,863	23.5%	38,464	8.8%
Provision for loan losses	2,842	12,870	(77.9)%	2,829	354.9%
Net interest income after provision for loan losses	48,850	28,993	68.5%	35,635	(18.6)%
Noninterest income	15,459	10,908	41.7%	11,084	(1.6)%
Noninterest expense	53,487	33,765	58.4%	33,129	1.9%
Net income before income taxes	10,822	6,136	76.4%	13,590	(54.8)%
Income tax expense	1,167	4,635	(74.8)%	4,493	3.2%
Net income	$9,655	$1,501	543.2%	$9,097	(83.5)%

Basic net income per share of common stock	$0.73	$0.13	461.5%	$0.98	(86.7)%
Diluted net income per share of common stock	$0.67	$0.12	458.3%	$0.81	(85.2)%

Return on average assets was 0.63%, 0.11% and 0.72% for 2018, 2017 and 2016, respectively.

Return on average shareholders’ equity was 5.50%, 1.05% and 7.57% for 2018, 2017 and 2016, respectively.

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

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the years ended December 31, 2018, 2017 and 2016:

	For the Year Ended December 31,
	2018			2017			2016
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$1,134,836	$57,962	5.11%	$987,710	$43,531	4.41%	$888,541	$38,450	4.33%
Loans held for sale	58,250	2,789	4.79%	49,466	2,070	4.19%	47,303	1,763	3.73%
Securities:
Taxable investment securities (2)	166,287	4,755	2.86%	166,538	4,092	2.46%	176,974	3,729	2.11%
Investment securities exempt from federal income tax (3)	47,270	1,201	3.22%	52,153	1,230	3.63%	47,356	1,158	3.76%
Total securities	213,557	5,956	2.94%	218,691	5,322	2.74%	224,330	4,887	2.46%
Cash balances in other banks	54,454	1,011	1.85%	49,990	551	1.10%	51,147	276	0.54%
Funds sold	2,483	63	2.55%	2,518	41	1.63%	2,153	19	0.89%
Total interest-earning assets	1,463,580	67,781	4.65%	1,308,375	51,515	3.99%	1,213,474	45,395	3.79%
Noninterest-earning assets	65,336			49,419			49,289
Total assets	$1,528,916			$1,357,794			$1,262,763
Interest-Bearing Liabilities
Interest bearing deposits:
Interest-bearing transaction accounts	$330,952	4,164	1.26%	$301,411	2,447	0.81%	$269,113	1,489	0.55%
Savings and money market deposits	424,052	5,446	1.28%	378,640	3,188	0.84%	445,873	2,859	0.64%
Time deposits	227,760	3,940	1.73%	194,892	2,445	1.25%	193,881	2,085	1.08%
Total interest-beraring deposits	982,764	13,550	1.38%	874,943	8,080	0.92%	908,867	6,433	0.71%
Borrowings and repurchase agreements	99,450	2,539	2.55%	98,289	1,572	1.60%	32,371	498	1.54%
Total interest-bearing liabilities	1,082,214	16,089	1.49%	973,232	9,652	0.99%	941,238	6,931	0.74%
Noninterest-bearing deposits	262,280			232,687			189,270
Total funding sources	1,344,494			1,205,919			1,130,508
Noninterest-bearing liabilities	8,736			8,473			12,132
Shareholders’ equity	175,686			143,402			120,123
Total liabilities and shareholders’ equity	$1,528,916			$1,357,794			$1,262,763
Net interest spread (4)			3.17%			3.00%			3.06%
Net interest income/margin (5)		$51,692	3.55%		$41,863	3.25%		$38,464	3.22%

(1)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)	Taxable investment securities include restricted equity securities.
(3)	Yields on tax exempt securities are shown on a tax equivalent basis.
(4)	Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.
(5)	Net interest margin is net interest income calculated on a tax equivalent basis divided by total average interest-earning assets.

The following table reflects, for the periods indicated, the changes in our net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities and the associated rates paid or earned on these assets and liabilities.

	2018 Compared to 2017			2017 Compared to 2016
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-Earning Assets
Loans	$6,484	$7,947	$14,431	$4,291	$790	$5,081
Loans held for sale	368	351	719	81	227	308
Securities:
Taxable investment securities	(6)	670	664	(219)	568	349
Investment securities exempt from federal income tax	(115)	85	(30)	117	(31)	86
Total securities	(121)	755	634	(102)	537	435
Cash Balances In Other Banks	49	410	459	(6)	280	274
Funds Sold	(1)	24	23	3	19	22
Total interest-earning assets	6,779	9,487	16,266	4,267	1,853	6,120

Interest Bearing Liabilities
Interest-bearing transaction accounts	240	1,477	1,717	179	779	958
Savings and money market deposits	382	1,876	2,258	(431)	760	329
Time deposits	412	1,084	1,496	11	348	359
Borrowings and repurchase agreements	19	947	966	1,015	60	1,075
Total interest-bearing liabilities	1,053	5,384	6,437	774	1,947	2,721
Net Interest Income	$5,726	$4,103	$9,829	$3,493	$(94)	$3,399

2018 compared to 2017

Our net interest income increased $9.8 million, or 23.5%, from 2017 to 2018 primarily due to increasing loan volumes and interest rates rising at a faster pace than interest bearing liabilities. Our net interest margin was 3.55% and 3.25% for 2018 and 2017, respectively.

For 2018 and 2017, average loan yields increased from 4.41% to 5.11% which was primarily driven by increases in short-term interest rate indexes affecting the variable rate portion of our loan portfolio, offset by competitive pricing pressures.  From September 30, 2016 to December 31, 2018, the LIBOR – 1 month interest rate increased from 0.53% to 2.52%.  Approximately 58% of our loan portfolio at December 31, 2018 is variable in nature and indexed to 1 month LIBOR.

Average loans for 2018 increased 14.9% compared to 2017 as a result of the Athens acquisition, adding new bankers in the Nashville MSA and continued focus on attracting new clients.

Average security yields increased from 2.74% to 2.94% for 2017 and 2018, respectively, primarily due to increases in the LIBOR rate on the variable rate portion of our securities portfolio.  The resulting yield on average interest-earning assets increased 66 basis points for 2018 compared to 2017.

We funded our growth in loans through an increase in funding sources of 11.5% from 2017 to 2018. The primary driver of our increased funding sources was growth in our deposits of 12.4% from 2017 to 2018 which was largely driven by the acquisition.  Average non-interest bearing deposits increased 12.7% from 2017 to 2018.

The average rate paid on interest-bearing liabilities was 1.49% for 2018 compared to 0.99% for 2017.  The majority of this increase was due to increases in the Fed Funds rate. The Fed Funds rate increased from 0.50% at September 30, 2016 to 2.50% at December 31, 2018.  We passed along 50 basis points of the 200 basis point rate increase to our clients.

2017 compared to 2016

Our net interest income increased $3.4 million, or 8.8%, from 2016 to 2017 primarily due to increasing loan volumes, partially offset by the negative effects of increasing interest-bearing liabilities volumes and costs.

Our net interest margin was 3.25% and 3.22% for 2017 and 2016, respectively. The increase in net interest margin was primarily due to growth of our interest-earning assets at a higher pace than our interest-bearing liabilities.

For 2017 and 2016, average loan yields increased from 4.33% to 4.41% which was primarily driven by increases in short-term interest rate indexes affecting the variable rate portion of our loan portfolio, offset by competitive pricing pressures.  From September 30, 2016 to December 31, 2017, the LIBOR – 1 month interest rate increased from 0.53% to 1.56%.  Approximately 65% of our loan portfolio at December 31, 2017 was variable in nature and indexed to 1 month LIBOR.

Average loans for 2017 increased 11.2% compared to 2016 as a result of adding new bankers in the Nashville MSA and continued focus on attracting new clients.

Average security yields increased from 2.32% to 2.46% for 2016 and 2017, respectively, primarily due to increases in the LIBOR rate on the variable rate portion of our securities portfolio.  The resulting yield on average interest-earning assets increased 22 basis points for 2017 compared to 2016.

Provision for Loan losses

Our policy is to maintain an allowance for loan losses at a level sufficient to absorb estimated probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses, which is a charge to earnings, and is decreased by charge-offs and increased by loan recoveries. Our allowance for loan losses as a percentage of total loans was 0.85%, 1.45% and 1.24% at December 31, 2018, 2017 and 2016, respectively.

2018 compared to 2017

The provision for loan losses amounted to $2.8 million and $12.9 million for 2018 and 2017, respectively. Provision expense is impacted by the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs.

Provision expense decreased for 2018 compared to 2017 due to decreased charge-offs.  Charge-offs for 2018 were $5.0 million compared to $12.8 million for 2017.   In particular, during the second quarter of 2017, we charged-off the loans associated with one specific borrower as credit quality deteriorated and issues emerged which undermined our assessment that an expedient and positive outcome was possible.  This particular charge-off, net of recoveries, amounted to $9.1 million in the aggregate.  These loans experienced weakness due to the borrower’s declining financial condition, which led to falling values of the collateral securing these loans.  Our primary collateral for these loans was the enterprise value of the borrower as determined by an Asset Purchase Agreement that was subsequently withdrawn.  As the financial condition of the borrower deteriorated, ultimate repayment became increasingly difficult. We determined that timely repayment of these loans was unlikely and charged-off the loans.  As a result, our provision expense decreased during 2018 compared to 2017.

Our allowance for loan losses as a percentage of total loans decreased from 1.45% at December 31, 2017 to 0.85% at December 31, 2018.  This decrease was largely due to the acquired Athens loan portfolio which was accounted for at its fair value as of the acquisition date. A preliminary fair value discount of $4.8 million was applied to the Athens loan portfolio. In addition, during 2018, we increased the look-back period, from which we calculate peer bank historical loss experience, from 33 to 37 quarters.  Our look-back period is utilized to calculate peer historical loss experience, adjusted for current factors, to comprise the general component of the allowance for loan losses.  In the current economic environment, management believes the extension of the look-back period is necessary in order to capture sufficient loss observations to develop a reliable loss estimate of credit losses.  The extension of the historical look-back period to capture the historical loss experience of peer banks was applied to all classes and segments of our loan portfolio.

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at December 31, 2018. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate markets, or particular industry or borrower-specific conditions, which may materially and negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

2017 compared to 2016

The provision for loan losses amounted to $12.9 million and $2.8 million for 2017 and 2016, respectively.

Provision expense increased for 2017 compared to 2016 due to increased charge-offs.  Charge-offs for 2017 were $12.8 million compared to $1.5 million for 2016.  This increase was caused primarily by deterioration in the credit quality of commercial and industrial loans to one borrower as described above. As a result, our provision expense increased during 2017 compared to 2016.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

			2018-2017		2017-2016
	Year Ended		Percent	Year Ended	Percent
	December 31,		Increase	December 31,	Increase
	2018	2017	(Decrease)	2016	(Decrease)
Noninterest income:
Treasury management and other deposit service charges	$2,150	$1,516	41.8%	$1,108	36.8%
Net gain (loss) on sale of securities	3	(66)	(104.5)%	121	(154.5)%
Tri-Net fees	1,503	1,002	50.0%	125	701.6%
Mortgage banking income	5,653	6,238	(9.4)%	7,375	(15.4)%
Bank owned life insurance income	2,660	578	360.2%	601	(3.8)%
Other noninterest income	3,490	1,640	112.8%	1,754	(6.5)%
Total noninterest income	$15,459	$10,908	41.7%	$11,084	(1.6)%

2018 compared to 2017

The increase in treasury management and other deposit service charges for 2018 and 2017 was driven primarily our acquisition of Athens and by transaction volume, which can fluctuate throughout and from year to year.  Growth in the volume of our commercial and consumer deposit accounts was the primary contributor to the increase.

Tri-Net fees represents a line of business, implemented in the fourth quarter of 2016, which originates and sells commercial real estate loans to third-party investors.  All of these loan sales transfer servicing rights to the buyer. The volume of loan sales has increased since this new line of business was implemented.

Mortgage banking income consists of mortgage fee income from the origination and sale of mortgage loans.  These mortgage fees are for loans originated in our markets that are subsequently sold to third-party investors.  Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes.  Mortgage banking income decreased 9.4% from 2017 to 2018 due to a lower volume of originations.

The increase of $2.0 million in bank owned life insurance income from 2017 to 2018 was due to $2.0 million in non-taxable life insurance death benefit proceeds recognized in 2018.

Other noninterest income primarily consists of loan related fees, interchange income and wealth management income.  The increase of $1.9 million from 2017 to 2018 was primarily due to organic growth and our acquisition of Athens.

2017 compared to 2016

The increase in treasury management and other deposit service charges for 2017 and 2016 was driven primarily by transaction volume, which can fluctuate throughout and from year to year.  Growth in the volume of our commercial deposit accounts was the primary contributor to the increase.

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

			2018-2017		2017-2016
	Year Ended		Percent	Year Ended	Percent
	December 31,		Increase	December 31,	Increase
	2018	2017	(Decrease)	2016	(Decrease)
Noninterest expense:
Salaries and employee benefits	$28,586	$20,400	40.1%	$20,461	(0.3)%
Data processing and software	3,835	2,786	37.7%	2,373	17.4%
Professional fees	1,608	1,522	5.7%	1,554	(2.1)%
Occupancy	2,336	2,025	15.4%	1,498	35.2%
Equipment	2,471	2,071	19.3%	1,743	18.8%
Regulatory fees	1,028	1,111	(7.5)%	1,091	1.8%
Merger related expenses	9,803	—	100.0%	—	—
Amortization of intangibles	465	48	868.8%	54	(11.1)%
Other operating	3,355	3,802	(11.8)%	4,355	(12.7)%
Total noninterest expense	$53,487	$33,765	58.4%	$33,129	1.9%

2018 compared to 2017

The increase in salaries and employee benefits was primarily the result of an increase in the number of employees in 2018 over 2017.  At December 31, 2018, our associate base had expanded to 295 compared to 175 at December 31, 2017. Included in salaries and benefits are stock compensation and cash incentives, which increased over the prior year by approximately $3.8 million due to retention of key employees and improved financial performance of the Company.

Data processing and software expense increased from 2017 to 2018 primarily due to an increase in the volume of transactions from organic growth and costs associated with running dual systems related to our acquisition of Athens.  We expect the Athens related systems conversion to occur during the second quarter of 2019.

The increase in equipment expense from 2017 to 2018 was related to the increasing cost of managing our IT network.

Merger related expenses relate to our acquisition of Athens.  Amortization of intangibles increased from 2017 to 2018 due to the new core deposit intangible recorded in connection with the Athens acquisition.

Our efficiency ratio was 79.7% and 64.0% for 2018 and 2017, respectively.  The efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income and measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio was negatively impacted by merger expenses.

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

The increase in equipment expense from 2016 to 2017 was related to the increasing cost of managing our IT network.

A decrease in other operating expense of 12.7%, in 2017 compared to 2016 was primarily due to the fact that we did not have to significantly adjust contingent consideration expense in 2017.  Our contingent consideration expense was the result of our acquisition of Farmington Financial Group, LLC in 2014.  As mortgage origination volumes change from our original estimates the resulting increase or decrease in contingent consideration is recorded in other operating expense.

Our efficiency ratio was 64.0% and 66.9% for 2017 and 2016, respectively. The efficiency ratio was positively impacted by growth in our net interest income and noninterest income that outpaced our increases in expenses.  For 2017, our revenue base (net interest income plus noninterest income) grew at rate of approximately three times our noninterest expense.

Income Taxes

2018 compared to 2017

We recorded income tax expense of $1.2 million and $4.6 million in 2018 and 2017, respectively. Our effective income tax rate for 2018 and 2017 was 10.8% and 75.5%, respectively. Our effective tax rate differs from the statutory tax rate by our investments in municipal securities, company owned life insurance, state tax credits, net of the effect of certain non-deductible expenses and the recognition of excess tax benefits related to stock compensation and the 2017 tax law change.  During 2018, the Company received $2.0 million in nontaxable life insurance death benefit proceeds resulting in a lower effective tax rate for 2018 compared to 2017.

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

As a result of the Tax Reform Act, we recorded a $3.6 million increase in income tax expense for 2017. If we were to adjust this $3.6 million write-down out of income tax expense, our adjusted effective tax rate for 2017 would have been 17.5%.

2017 compared to 2016

We recorded income tax expense of $4.6 million and $4.5 million in 2017 and 2016, respectively. Our effective income tax rate for 2017 and 2016 was 75.5% and 33.1%, respectively. 2017 income tax expense was reduced by $0.7 million as a result of implementing the new accounting guidance related to share-based payment award transactions referred to in the preceding paragraph.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions, including income tax consequences. In addition to other changes, the guidance changes the accounting for excess tax benefits and tax deficiencies from generally being recognized in additional paid-in capital to recognition as income tax expense or benefit in the period they occur. We adopted the new guidance in the first quarter of 2017. As a result, our income tax expense was reduced by $1.1 million in 2018 and $0.7 million in 2017.

Financial Condition

2018 compared to 2017

Total assets increased $619.5 million, or 46.1%, from December 31, 2017 to December 31, 2018. Loans grew from $947.5 million at December 31, 2017 to $1.430 billion at December 31, 2018, a 50.9% increase. Loans held for sale decreased $16.5 million, or 22.2%, during 2018 which is primarily related to the timing of selling residential and commercial real estate loans.  Securities increased $51.2 million, or 26.1%.  Included in these changes is growth from our acquisition of Athens which included $473.0 million in total assets, primarily made up of $344.8 million in loans and $67.4 million in securities.

Total liabilities increased $512.0 million, or 42.8%, from December 31, 2017 to December 31, 2018. Deposits increased from $1.120 billion at December 31, 2017 to $1.570 billion at December 31, 2018, a 40.2% increase. We increased our Federal Home Loan Bank advances $55.0 million, or 78.6%, from December 31, 2017 to December 31, 2018 to help fund loan growth.  Total liabilities and deposits from our Athens acquisition were $411.4 million and $404.5 million, respectively.

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

Our investment portfolio totaled $247.5 million, $196.4 million and $229.2 million at December 31, 2018, 2017 and 2016 respectively. Excluding investment securities acquired in our acquisition of Athens, our investment portfolio has trended down over the past several years as we have redeployed these funds into higher-earning loans. See “Note 3 to our Consolidated Financial Statements” for additional information on our investment securities.

The following table presents the fair value of our securities as of December 31, 2018 by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the weighted average yields for each maturity range.

	Due in one year or less		Due in one year to five years		Due in five years to ten years		Due after ten years
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Securities available for sale:
U. S. government agency securities	$—	0.0%	$—	0.0%	$10,706	2.4%	$—	0.0%
State and municipal securities	3,573	2.9%	17,934	3.3%	28,467	3.6%	11,952	3.1%
Mortgage-backed securities	—	0.0%	77,290	2.5%	52,755	3.1%	14,113	3.1%
Asset-backed securities	—	0.0%	7,021	2.0%	8,263	2.6%	—	0.0%
Other debt securities	—	0.0%	5,538	4.9%	6,196	4.6%	—	0.0%
Total securities available for sale	$3,573	2.9%	$107,783	2.7%	$106,387	3.2%	$26,065	3.1%
Securities held to maturity:
State and municipal securities	$396	3.2%	$3,389	3.0%	$—	0.0%	$—	0.0%
Total securities held to maturity	$396	3.2%	$3,389	3.0%	$—	0.0%	$—	0.0%

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

The composition of gross loans and leases at December 31 for each of the past five years and the percentage of each classification to total loans are summarized as follows:

	December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate - owner occupied	$141,864	9.9%	$101,132	10.7%	$106,735	11.4%	$108,132	13.4%	$93,096	13.0%
Commercial real estate - non-owner occupied	408,582	28.6%	249,490	26.3%	195,587	20.9%	$143,065	17.7%	$126,697	17.7%
Consumer real estate	253,562	17.7%	102,581	10.8%	97,015	10.4%	93,785	11.6%	82,167	11.5%
Construction and land development	174,670	12.2%	82,586	8.7%	94,491	10.1%	52,522	6.5%	46,193	6.5%
Commercial and industrial	404,600	28.3%	373,248	39.4%	379,620	40.5%	353,442	43.6%	332,914	46.6%
Consumer	25,615	1.8%	6,862	0.7%	5,974	0.6%	8,668	1.1%	7,910	1.1%
Other	21,002	1.5%	31,983	3.4%	56,796	6.1%	50,197	6.2%	25,615	3.6%
Total gross loans and leases	$1,429,895	100.0%	$947,882	100.0%	$936,218	100.0%	$809,811	100.0%	$714,592	100.0%

Over the past five years, we have experienced significant growth in our loan portfolio. During 2016 and continuing through 2018, we recognized growth in the construction and land development and commercial real estate loan classifications reflecting the development of the Nashville MSA in which we operate.  The acquisition of Athens increased all loan classifications and provided further diversity in our loan portfolio through more consumer oriented loan products.

Our primary focus has been on commercial and industrial and commercial real estate lending, which constituted 67% of our loan portfolio as of December 31, 2018. Although we expect continued growth with respect to our loan portfolio, we do not expect any significant changes over the foreseeable future in the composition of our loan portfolio or in our emphasis on commercial lending. Our loan growth since inception has been reflective of the markets we serve. The commercial real estate category includes owner-occupied commercial real estate loans which are similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the affiliated business rather than on the valuation and cash flows of the real estate from unaffiliated tenants. Since 2009, our commercial and industrial and commercial real estate portfolios have continued to experience strong growth, primarily due to implementation of our relationship-based banking model and the success of our relationship managers in transitioning commercial banking relationships from other local financial institutions and in competing for new business from attractive small to mid-sized commercial clients. Many of our larger commercial clients have lengthy relationships with members of our senior management team or our relationship managers that date back to their employment by other financial institutions.

The repayment of loans is a source of additional liquidity for us. The following table details maturities and sensitivity to interest rate changes for our loan portfolio at December 31, 2018.

	December 31, 2018
	Due in 1 year or less	Due in 1-5 years	Due after 5 years	Total
Commercial real estate	$57,749	$301,993	$190,704	$550,446
Consumer real estate	13,477	32,179	207,906	253,562
Construction and land development	47,404	87,562	39,704	174,670
Commercial and industrial	92,260	265,202	47,138	404,600
Consumer	6,101	19,185	329	25,615
Other	2,640	12,368	5,994	21,002
Total gross loans	$219,631	$718,489	$491,775	$1,429,895

Interest rate sensitivity
Fixed interest rates	30,512	376,291	200,028	606,831
Floating or adjustable interest rates	189,119	342,198	291,747	823,064
Total gross loans	$219,631	$718,489	$491,775	$1,429,895

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

We target small and medium sized businesses, the owners and operators of such businesses and other consumers and high net worth individuals as loan clients. Because of their size, these borrowers may be less able to withstand competitive or economic pressures than larger borrowers in periods of economic weakness. If loan losses occur at a level where the allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease. We use an independent consulting firm to review our loans for quality in addition to the reviews that may be conducted internally and by bank regulatory agencies as part of their examination process. Our bank has procedures and processes in place intended to assess whether losses exceed the potential amounts documented in our bank’s impairment analyses and to reduce potential losses in the remaining performing loans within our loan portfolio. These procedures and processes include the following:

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

Our bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Our bank analyzes loans individually by classifying each loan as to credit risk. This analysis includes all commercial loans and consumer relationships with an outstanding balance greater than $500,000, individually. This analysis is performed on a regular basis by the relationship managers and credit department personnel. On at least a semi-annual basis an independent party performs a formal credit risk review of a sample of the loan portfolio. Among other things, this review assesses the appropriateness of the risk rating of each loan in the sample.  See “Note 4 to our Consolidated Financial Statements” for a table that provides the risk category of loans by applicable class of loans.

Non-Performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows.

	December 31,
	2018	2017	2016	2015	2014
Non-accrual loans	$2,078	$2,695	$3,619	$2,689	$7,738
Troubled debt restructurings	1,391	1,206	1,272	125	2,618
Loans past due greater than 89 days and still accruing	214	231	—	—	—
Non-performing loans	2,078	2,695	3,619	2,689	7,738
Foreclosed real estate	988	—	—	216	575
Non-performing assets	$3,066	$2,695	$3,619	$2,905	$8,313
Non-performing loans as a percentage of total loans	0.15%	0.28%	0.39%	0.33%	1.09%
Non-performing assets as a percentage of total assets	0.16%	0.20%	0.27%	0.24%	0.74%

The balance of non-performing assets can fluctuate due to changes in economic conditions. We have established a policy to discontinue accruing interest on loans (that is, place the loans on non-accrual status) after they have become 90 days delinquent as to payment of principal or interest, unless the loans are considered to be well-collateralized and are in the process of collection. Consumer loans and any accrued interest are typically charged off no later than 180 days past due. In addition, a loan will not be placed on non-accrual status before it becomes 90 days delinquent unless management believes that the collection of all principal and interest is not expected in a timely manner. Interest previously accrued but uncollected on such loans is reversed and charged against interest income when the receivable is determined to be uncollectible. If we believe that a loan will not be collected in full, we will increase the allowance for loan losses to reflect management’s estimate of any potential exposure or loss. Generally, payments received on non-accrual loans are applied directly to principal. As of December 31, 2018, there were not any loans, outside of those included in the table above, that cause management to have serious doubts as to the ability of borrowers to comply with present repayment terms.

Due to the weakening credit status of a borrower, we may elect to formally restructure certain loans to facilitate a repayment plan that seeks to minimize the potential losses, if any, that we might incur.  The effect of these changes is assessed to determine if the loan should be classified as a Troubled Debt Restructure. Loans that have been restructured that are on non-accruing status as of the date of restructuring, are included in the nonperforming loan balances as discussed above and are classified as impaired loans.  Loans that have been restructured that are on accrual status as of the restructure date are not included in nonperforming loans; however, such loans are still considered impaired.

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

The following table presents a summary of changes in the allowance for loan losses for the periods and dates indicated.

	Year ended December 31,
	2018	2017	2016	2015	2014
Total loans outstanding, net of unearned income	$1,429,794	$947,537	$935,251	$808,396	$713,077
Average loans outstanding, net of unearned income	1,134,836	987,710	888,541	744,151	682,218

Allowance for loan and lease losses at beginning of period	13,721	11,634	10,132	11,282	8,459
Charge-offs:
Commercial real estate	—	—	350	—	92
Consumer real estate	—	—	—	173	57
Construction and land development	—	—	—	—	—
Commercial and industrial	4,831	12,769	956	3,033	816
Consumer	84	—	146	—	182
Other	39	—	—	—	—
Total charge-offs	4,954	12,769	1,452	3,206	1,147
Recoveries:
Commercial real estate	22	9	52	31	—
Consumer real estate	4	—	—	68	21
Construction and land development	—	—	—	—	—
Commercial and industrial	395	1,865	23	299	52
Consumer	75	112	50	7	28
Other	8	—	—	—	—
Total recoveries	504	1,986	125	405	101
Net charge-offs	4,450	10,783	1,327	2,801	1,046
Provision for loan and lease losses	2,842	12,870	2,829	1,651	3,869
Allowance for loan and lease losses at period end	$12,113	$13,721	$11,634	$10,132	$11,282
Allowance for loan and lease losses to period end loans	0.85%	1.45%	1.24%	1.25%	1.58%
Net charge-offs to YTD average loans	0.39%	1.09%	0.15%	0.38%	0.15%

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

	December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$3,309	27.3%	$3,324	24.2%	$2,655	22.8%	$2,879	28.4%	$1,535	13.6%
Consumer real estate	1,005	8.3%	1,063	7.7%	1,013	8.7%	968	9.6%	621	5.5%
Construction and land development	2,431	20.1%	1,628	11.9%	1,574	13.5%	914	9.0%	408	3.6%
Commercial and industrial	5,036	41.6%	7,209	52.5%	5,618	48.3%	4,693	46.3%	8,540	75.7%
Consumer	105	0.9%	91	0.7%	76	0.7%	103	1.0%	75	0.7%
Other	227	1.9%	406	3.0%	698	6.0%	575	5.7%	103	0.9%
Total allowance for loan and lease losses	$12,113	100.0%	$13,721	100.0%	$11,634	100.0%	$10,132	100.0%	$11,282	100.0%

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

	Year ended December 31,
	2018		2017		2016
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Types of Deposits:
Noninterest-bearing demand deposits	$262,280	0.00%	$232,687	0.00%	$189,270	0.00%
Interest-bearing demand deposits	330,952	1.26%	301,411	0.81%	269,113	0.55%
Money market accounts	409,055	1.33%	375,688	0.85%	443,378	0.64%
Savings accounts	14,997	0.09%	2,952	0.15%	2,495	0.15%
Time deposits, $100,000 and over	177,366	1.76%	155,788	1.13%	149,674	0.89%
Time deposits, less than $100,000	50,395	1.63%	39,104	1.76%	44,207	1.69%
Total deposits	$1,245,045	1.09%	$1,107,630	0.73%	$1,098,137	0.59%

Total average deposits increased 12.4% in 2018 compared to 2017 and decreased 0.9% in 2017 compared to 2016.  Much of the growth in deposits in 2018 is related to our acquisition of Athens.  However, we have been able to increase average noninterest-bearing demand deposits each year as we focus on building and expanding client relationships. The Nashville MSA is a competitive market for deposits and we experienced some run-off in rate sensitive deposits during 2017 and 2018.

The following table presents the maturities of our certificates of deposit as of December 31, 2018.

	December 31, 2018
	Three months or less	Over three through six months	Over six through twelve months	Over twelve months	Total
$100,000 or more	$125,849	$33,303	$47,725	$61,117	$267,994
Less than $100,000	15,389	13,270	19,303	32,471	80,433
Total	$141,238	$46,573	$67,028	$93,588	$348,427

Capital Adequacy

As of December 31, 2018, CapStar Financial’s capital ratios were as follows.

	Well Capitalized	December 31, 2018
Total risk-based capital	10.0%	12.8%
Tier 1 risk-based capital	8.0%	12.1%
Common equity tier 1 capital	6.5%	11.6%
Tier 1 leverage	5.0%	11.1%

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

At December 31, 2018, our EAR static simulation results indicated that our balance sheet is asset sensitive to parallel shifts in interest rates. This indicates that our assets generally reprice faster than our liabilities, which results in a favorable impact to net interest income when market interest rates increase and an unfavorable impact to net interest income when market interest rates decline. Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity and decay rates, and key rate drivers. Because of the inherent use of these estimates and assumptions in the model, our actual results may, and most likely will, differ from our static EAR results. In addition, static EAR results do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates or client behavior. For example, as part of our asset/liability management strategy, management has the ability to increase asset duration and/or decrease liability duration in order to reduce asset sensitivity, or to decrease asset duration and/or increase liability duration in order to increase asset sensitivity.

The following table illustrates the results of our EAR analysis to determine the extent to which our net interest income over the next 12 months would change if prevailing interest rates increased or decreased by the specified amounts.

Net interest income change
Increase 200bp	0.3%
Increase 100bp	0.0
Decrease 100bp	(2.9)
Decrease 200bp	(10.3)

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

Our most liquid assets are comprised of cash and due from banks, available-for-sale marketable investment securities and federal funds sold. The fair value of the available-for-sale investment portfolio was $243.8 million at December 31, 2018. We pledge portions of our investment securities portfolio to secure public fund deposits, derivative positions and Federal Home Loan Bank (“FHLB”) advances. At December 31, 2018, total investment securities pledged for these purposes comprised 69% of the estimated fair value of the entire investment portfolio, leaving $76.1 million of unpledged securities.

We have a large base of non-maturity customer deposits, defined as demand, savings, and money market deposit accounts. At December 31, 2018, such deposits totaled $1.2 billion and represented 78% of our total deposits.

Other sources of funds available to meet daily needs include FHLB advances. As a member of the FHLB of Cincinnati, the Company has access to credit products offered by the FHLB. The Company views these borrowings as a low cost alternative to other time deposits. At December 31, 2018, available credit from the FHLB totaled $71.9 million. Additionally, we had available federal funds purchased lines with correspondent banks totaling $110.0 million at December 31, 2018.

The principal source of cash for CapStar Financial is dividends paid to it as the sole shareholder of the Bank. At December 31, 2018, the Bank was able to pay up to $22.2 million in dividends to CapStar Financial without regulatory approval subject to the ongoing capital requirements of the Bank.

Accordingly, management believes that our funding sources are at sufficient levels to satisfy our short-term and long-term liquidity needs.

Contractual Obligations

The following table presents additional information about contractual obligations as of December 31, 2018, which by their terms have contractual maturity and termination dates subsequent to December 31, 2018.

Contractual Obligations:	Due in 1 year or less	Due after 1 through 3 years	Due after 3 through 5 years	Due after 5 years	Total
FHLB advances	$125,000	$—	$—	$—	$125,000
Certificates of deposits $100,000 or more	206,877	48,995	12,015	107	267,994
Certificates of deposits less than $100,000	47,962	23,972	8,347	152	80,433
Operating leases	1,538	3,106	2,855	8,821	16,320
Total	$381,377	$76,073	$23,217	$9,080	$489,747

Borrowings

The following table outlines our sources of short-term borrowed funds during the year ended December 31, 2018, and the amount outstanding at the end of each period, the maximum amount, average amount and average interest rate that we paid for each borrowing source during the period. The maximum month end balance represents the high indebtedness of borrowed funds at any time during each of the periods shown.  Stated period end rates are contractual rates.

	As of or for the year ended December 31, 2018
				Average for the period
	Ending balance	Stated period end rate	Maximum month end balance	Balance	Rate
Short-term borrowed funds:
Short-term FHLB advances	$125,000	2.43%-2.89%	$150,000	$99,000	2.07%

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

Our off-balance sheet arrangements are summarized in the following table for the periods indicated.

	Contract or notional amount
	December 31, 2018	December 31, 2017	December 31, 2016
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$707,675	$584,494	$508,990
Standby letters of credit	12,273	11,552	10,886
Total	$719,948	$596,046	$519,876

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

	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015	December 31, 2014
Total equity	$254,379	$146,946	$139,207	$108,586	$102,651
Less core deposit intangible	(8,538)	(23)	(71)	(125)	(179)
Less goodwill	(37,510)	(6,219)	(6,219)	(6,219)	(6,219)
Less preferred equity	(9,000)	(9,000)	(9,000)	(16,500)	(16,500)
Tangible common equity	$199,331	$131,704	$123,917	$85,742	$79,753

Total assets	$1,963,883	$1,344,429	$1,333,675	$1,206,800	$1,128,395
Less core deposit intangible	(8,538)	(23)	(71)	(125)	(179)
Less goodwill	(37,510)	(6,219)	(6,219)	(6,219)	(6,219)
Total tangible assets	$1,917,835	$1,338,187	$1,327,385	$1,200,456	$1,121,997

Total shareholders' equity to total assets	12.95%	10.93%	10.44%	9.00%	9.10%
Tangible common equity ratio	10.39%	9.84%	9.34%	7.14%	7.11%
Total shares of common stock outstanding	17,724,721	11,582,026	11,204,515	8,577,051	8,471,516
Book value per share of common stock	$13.84	$11.91	$11.62	$10.74	$10.17
Tangible book value per share of common stock	11.25	11.37	11.06	10.00	9.41

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

ITEM 8.  FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CapStar Financial Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CapStar Financial Holdings, Inc. and its subsidiary (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes to the consolidated financial statements and schedules (collectively, the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Franklin, Tennessee

March 15, 2019

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31, 2018	December 31, 2017
Assets
Cash and due from banks	$17,967	$9,506
Interest-bearing deposits in financial institutions	76,714	68,572
Federal funds sold	10,762	4,719
Total cash and cash equivalents	105,443	82,797
Securities available-for-sale, at fair value	243,808	192,621
Securities held-to-maturity, fair value of $3,785, and $3,848 at December 31, 2018 and 2017, respectively	3,734	3,759
Loans held for sale	57,618	74,093
Loans, net of unearned income	1,429,794	947,537
Less allowance for loan losses	(12,113)	(13,721)
Loans, net	1,417,681	933,816
Premises and equipment, net	18,821	5,884
Restricted equity securities	12,038	8,806
Accrued interest receivable	5,964	4,084
Goodwill	37,510	6,219
Core deposit intangible, net	8,538	23
Other real estate owned, net	988	—
Other assets	51,740	32,327
Total assets	$1,963,883	$1,344,429
Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$289,552	$301,742
Interest-bearing	434,921	274,681
Savings and money market accounts	497,108	367,246
Time	348,427	176,197
Total deposits	1,570,008	1,119,866
Federal Home Loan Bank advances	125,000	70,000
Other liabilities	14,496	7,617
Total liabilities	1,709,504	1,197,483
Shareholders’ equity:
Series A convertible preferred stock, $1 par value; 5,000,000 shares authorized; 878,049 shares issued and outstanding at December 31, 2018 and 2017	878	878
Common stock, voting, $1 par value; 20,000,000 shares authorized; 17,592,160 and 11,449,465 shares issued and outstanding at December 31, 2018 and 2017, respectively	17,592	11,450
Common stock, nonvoting, $1 par value; 5,000,000 shares authorized; 132,561 shares issued and outstanding at December 31, 2018 and 2017	133	133
Additional paid-in capital	211,789	118,120
Retained earnings	27,303	18,892
Accumulated other comprehensive loss, net of income tax	(3,316)	(2,527)
Total shareholders’ equity	254,379	146,946
Total liabilities and shareholders’ equity	$1,963,883	$1,344,429

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Statements of Income

(Dollars in thousands, except share data)

	Year Ended December 31,
	2018	2017	2016
Interest income:
Loans, including fees	$60,751	$45,601	$40,213
Securities:
Taxable	4,184	3,696	3,448
Tax-exempt	1,201	1,230	1,158
Federal funds sold	63	41	19
Restricted equity securities	571	396	281
Interest-bearing deposits in financial institutions	1,011	551	276
Total interest income	67,781	51,515	45,395
Interest expense:
Interest-bearing deposits	4,164	2,447	1,489
Savings and money market accounts	5,446	3,188	2,859
Time deposits	3,940	2,445	2,085
Federal funds purchased	3	13	22
Securities sold under agreements to repurchase	3	—	1
Federal Home Loan Bank advances	2,533	1,559	475
Total interest expense	16,089	9,652	6,931
Net interest income	51,692	41,863	38,464
Provision for loan losses	2,842	12,870	2,829
Net interest income after provision for loan losses	48,850	28,993	35,635
Noninterest income:
Treasury management and other deposit service charges	2,150	1,516	1,108
Net gain (loss) on sale of securities	3	(66)	121
Tri-Net fees	1,503	1,002	125
Mortgage banking income	5,653	6,238	7,375
Bank owned life insurance income	2,660	578	601
Other noninterest income	3,490	1,640	1,754
Total noninterest income	15,459	10,908	11,084
Noninterest expense:
Salaries and employee benefits	28,586	20,400	20,461
Data processing and software	3,835	2,786	2,373
Professional fees	1,608	1,522	1,554
Occupancy	2,336	2,025	1,498
Equipment	2,471	2,071	1,743
Regulatory fees	1,028	1,111	1,091
Merger related expenses	9,803	—	—
Amortization of intangibles	465	48	54
Other operating	3,355	3,802	4,355
Total noninterest expense	53,487	33,765	33,129
Income before income taxes	10,822	6,136	13,590
Income tax expense	1,167	4,635	4,493
Net income	$9,655	$1,501	$9,097
Per share information:
Basic net income per share of common stock	$0.73	$0.13	$0.98
Diluted net income per share of common stock	$0.67	$0.12	$0.81
Weighted average shares outstanding:
Basic	13,277,614	11,280,580	9,328,236
Diluted	14,480,347	12,803,511	11,212,026

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$9,655	$1,501	$9,097
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(2,491)	4,855	(1,181)
Reclassification adjustment for (gains) losses included in net income	(3)	66	(121)
Tax effect	652	(1,884)	499
Net of tax	(1,842)	3,037	(803)
Unrealized losses on securities transferred to held-to-maturity:
Reclassification adjustment for losses included in net income	14	190	167
Tax effect	(4)	(73)	(64)
Net of tax	10	117	103
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	263	(72)	(330)
Reclassification adjustment for losses included in net income	920	863	416
Tax effect	(140)	(62)	(623)
Net of tax	1,043	729	(537)
Other comprehensive income (loss)	(789)	3,883	(1,237)
Comprehensive income	$8,866	$5,384	$7,860

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except share data)

	Preferred	Common stock, voting		Common stock, nonvoting		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	stock	Shares	Amount	Shares	Amount	capital	earnings	loss	equity
Balance December 31, 2015	$1,610	8,577,051	$8,577	—	$—	$95,278	$8,035	$(4,914)	$108,586
Issuance of restricted common stock, net of forfeitures and withholdings to satisfy employee tax obligations	—	99,560	100	—	—	(133)	—	—	(33)
Stock-based compensation expense	—	—	—	—	—	842	—	—	842
Excess tax benefit from stock compensation	—	—	—	—	—	61	—	—	61
Exercise of common stock options, net of withholdings to satisfy employee tax obligations	—	8,125	8	—	—	88	—	—	96
Issuance of common stock	—	1,688,049	1,688	—	—	19,875	—	—	21,563
Conversion of preferred stock	(732)	731,707	732	—	—	—	—	—	—
Exercise of common stock warrants	—	100,023	100	—	—	132	—	—	232
Net income	—	—	—	—	—	—	9,097	—	9,097
Other Comprehensive loss	—	—	—	—	—	—	—	(1,237)	(1,237)
Balance December 31, 2016	$878	11,204,515	$11,205	—	$—	$116,143	$17,132	$(6,151)	$139,207
Issuance of restricted common stock, net of forfeitures and withholdings to satisfy employee tax obligations	—	35,714	36	—	—	(280)	—	—	(244)
Stock-based compensation expense	—	—	—	—	—	1,061	—	—	1,061
Exercise of common stock options, net of withholdings to satisfy employee tax obligations	—	154,050	154	—	—	857	—	—	1,011
Exercise of common stock warrants	—	55,186	55	132,561	133	339	—	—	527
Reclassification of accumulated other comprehensive income due to tax rate change	—	—	—	—	—	—	259	(259)	—
Net income	—	—	—	—	—	—	1,501	—	1,501
Other Comprehensive income	—	—	—	—	—	—	—	3,883	3,883
Balance December 31, 2017	$878	11,449,465	$11,450	132,561	$133	$118,120	$18,892	$(2,527)	$146,946
Issuance of restricted common stock, net of forfeitures and withholdings to satisfy employee tax obligations	—	107,640	107	—	—	(552)	—	—	(445)
Stock-based compensation expense	—	—	—	—	—	2,079	—	—	2,079
Exercise of common stock options, net of withholdings to satisfy employee tax obligations	—	666,964	667	—	—	2,986	—	—	3,653
Exercise of common stock warrants	—	186,175	186	—	—	1,420	—	—	1,606
Issuance of common stock in conjunction with Athens acquisition, net of issuance costs	—	5,181,916	5,182	—	—	87,736	—	—	92,918
Common and preferred stock dividends declared ($0.04 per share)	—	—	—	—	—	—	(1,244)	—	(1,244)
Net income	—	—	—	—	—	—	9,655	—	9,655
Other Comprehensive loss	—	—	—	—	—	—	—	(789)	(789)
Balance December 31, 2018	$878	17,592,160	$17,592	132,561	$133	$211,789	$27,303	$(3,316)	$254,379

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income	$9,655	$1,501	$9,097
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	2,842	12,870	2,829
Accretion of discounts on acquired loans and deferred fees	(2,978)	(1,533)	(1,677)
Depreciation and amortization	1,028	450	422
Net amortization of premiums on investment securities	1,007	1,259	1,527
Securities (gains) losses, net	(3)	66	(121)
Mortgage banking income	(5,653)	(6,238)	(7,375)
Tri-Net fees	(1,503)	(1,002)	(125)
Net (gain) loss on sale of loans	(248)	(113)	—
Net (gain) loss on disposal of premises and equipment	—	137	—
Net (gain) loss on sale of other real estate owned	—	—	(157)
Stock-based compensation	2,079	1,061	842
Excess tax benefit from stock compensation	—	—	(61)
Deferred income tax (benefit) expense	1,175	4,385	(295)
Origination of loans held for sale	(516,341)	(565,372)	(522,038)
Proceeds from loans held for sale	540,448	540,123	523,156
Net (increase) decrease in accrued interest receivable and other assets	1,395	(1,760)	(1,537)
Net increase (decrease) in accrued interest payable and other liabilities	461	(2,448)	1,814
Net cash provided by (used in) operating activities	33,364	(16,614)	6,301
Cash flows from investing activities:
Activities in securities available-for-sale:
Purchases	(44,787)	(30,525)	(81,946)
Sales	38,322	46,762	46,700
Maturities, prepayments and calls	19,245	18,828	23,644
Activities in securities held-to-maturity:
Purchases	—	—	(5,337)
Maturities, prepayments and calls	—	1,560	1,656
Purchase of restricted equity securities	(12)	(2,774)	(618)
Net increase in loans	(139,124)	(20,916)	(126,505)
Purchase of premises and equipment	(4,244)	(1,075)	(814)
Proceeds from the sale of premises and equipment	—	3	—
Proceeds from BOLI death benefit	3,416	—	—
Cash received from acquisitions, net	12,053	—	—
Proceeds from sale of other real estate	—	—	373
Net cash provided by (used in) investing activities	(115,131)	11,863	(142,847)
Cash flows from financing activities:
Net increase (decrease) in deposits	45,622	(8,857)	90,262
Proceeds from Federal Home Loan Bank advances	125,000	135,000	55,000
Payments on Federal Home Loan Bank advances	(70,000)	(120,000)	(45,000)
Proceeds from issuance of common stock	—	—	21,563
Exercise of common stock options and warrants, net of repurchase of restricted shares	4,814	1,294	295
Excess tax benefit from stock compensation	—	—	61
Termination of interest rate swap agreement	—	—	(1,954)
Common and preferred stock dividends paid	(1,244)	—	—
Net increase (decrease) in repurchase agreements	221	—	(3,755)
Net cash provided by financing activities	104,413	7,437	116,472
Net increase (decrease) in cash and cash equivalents	22,646	2,686	(20,074)
Cash and cash equivalents at beginning of period	82,797	80,111	100,185
Cash and cash equivalents at end of period	$105,443	$82,797	$80,111
Supplemental disclosures of cash paid:
Interest paid	$15,378	$9,540	$6,897
Income taxes	1,716	1,047	4,114
Supplemental disclosures of noncash transactions:
Loans charged off to the allowance for loan and lease losses	$4,954	$12,769	$1,452
Securities transferred from held-to-maturity to available-for-sale	$—	$41,665	$—
Loans transferred from held-for-sale to held-for-investment	$—	$507	$—

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements as of December 31, 2018 and 2017 and for each of the three years in the period ended December 31, 2018 include CapStar Financial Holdings, Inc. and it’s wholly owned subsidiary, CapStar Bank (the “Bank”, together referred to as the “Company”). Significant intercompany transactions and accounts are eliminated in consolidation.  On February 5, 2016, CapStar Financial Holdings, Inc. acquired all of the Bank’s issued and outstanding shares of common stock, preferred stock, common stock options and warrants, and the Bank became the wholly owned subsidiary of CapStar Financial Holdings, Inc. (the “Share Exchange”).

The consolidated financial statements of the Company have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) and conform to general practices within the banking industry.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting.  The accounts of an acquired entity are included as of the date of acquisition, and any excess of purchase price over the fair value of the net assets acquired is capitalized as goodwill.  Under this method, all identifiable assets acquired, including purchased loans, and liabilities assumed are recorded at fair value.

The Company typically issues common stock and/or pays cash for an acquisition, depending on the terms of the acquisition agreement.  The value of shares of common stock issued is determined based on the market price of the stock as of the closing of the acquisition.

Nature of Operations

Through the Bank, the Company provides full banking services to consumer and corporate customers located primarily in Tennessee. The Bank operates under a state bank charter and is a member of the Federal Reserve System. As a state member bank, the Bank is subject to regulations of the Tennessee Department of Financial Institutions, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), and the Federal Deposit Insurance Corporation.

Initial Public Offering

On September 21, 2016, the Securities and Exchange Commission (“SEC”) declared effective our registration statement on Form S-1 registering shares of our common stock. On September 27, 2016, we completed the initial public offering of 2,972,750 shares of our common stock. Of the 2,972,750 shares sold, 1,688,049 shares were sold by us and 1,284,701 shares were sold by certain selling shareholders. Of the 1,284,701 shares sold by certain selling shareholders, 731,707 were from shares of preferred stock converted to shares of common stock and 79,166 from the cashless exercise of 250,000 common stock warrants.  We received net proceeds of approximately $21.6 million from the offering, after deducting the underwriting discounts and offering expenses. We did not receive any proceeds from the sale of shares by the selling shareholders.

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, determination of impairment of intangible assets, including goodwill, the valuation of our investment portfolio and deferred tax assets.

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

Loans Held for Sale

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Realized gains and losses are recognized when legal title of the loan has transferred to the investor and sales proceeds have been received and are reflected in the accompanying statement of income in gain on sale of loans, net of related costs such as commission expenses. The Company does not securitize mortgage loans.  If the Company sells loans with servicing rights retained, the carrying value of the mortgage loan sold is reduced by the amount allocated to the servicing right.

Tri-Net Fees

Tri-Net fees represent a line of business, implemented in the fourth quarter of 2016, which originates, with the intent to sell, commercial real estate loans to third-party investors.  All of these loan sales transfer servicing rights to the buyer.  Realized gains and losses are recognized when legal title of the loan has transferred to the investor and sales proceeds have been received and are reflected in the accompanying statements of income in Tri-Net fees, net of related costs such as commission expenses.  Loans that have not been sold at period end are classified as held for sale on the balance sheet and recorded at the lower of aggregate cost or fair value.  Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

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

Construction and land development loans include loans where the repayment is dependent on the successful completion and operation and/or sale of the related real estate project. Construction and land development loans include 1-4 family construction projects and commercial construction endeavors such as warehouses, apartments, office and retail space and land acquisition and development.

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

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well secured and in process of collection. Consumer loans and any accrued interest is typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful and collection is highly questionable. Amortization of deferred loan fees is discontinued when a loan is placed on nonaccrual status.

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

An acquired loan is considered purchased credit impaired when there is evidence of credit deterioration since origination and it is probable at the date of acquisition that the Bank will be unable to collect all contractually required payments.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Purchased credit impaired loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as loan type and risk rating. The Company estimates the amount and timing of expected cash flows for each loan or pool, and the expected cash flows in excess of amount paid (fair value) is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference). Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded as a provision for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

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

The Company utilized a 28 quarter look-back period as of December 31, 2016 and a 33 quarter look-back period as of December 31, 2017. Subsequently, the Company increased its look-back period for a total of 37 quarters as of December 31, 2018. In the current economic environment, management believes the extension of the look-back period was necessary in order to capture sufficient loss observations to develop a reliable loss estimate of credit losses.  This extension of the historical look-back period to capture the historical loss experience of peer banks was applied to all classes and segments of our loan portfolio.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Servicing Rights

When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in other noninterest income. Fair value is based on market prices for comparable mortgage servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into non-interest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount.  Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type.  Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported with other noninterest income on the income statement. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income, which is reported on the income statement within other noninterest income, is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage servicing rights is netted against loan servicing fee income.  Net servicing fees totaled $102,000 for the year ended December 31, 2018.  There were no servicing fees for the years ended December 31, 2017 or 2016.  Late fees and ancillary fees related to loan servicing are not material.

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

The Company is the lessee with respect to several office locations. All such leases are accounted for as operating leases within the accompanying financial statements. These leases include rent escalation clauses. The Company expenses the costs associated with these escalating payments over the life of the expected lease term using the straight-line method. As of December 31, 2018, the deferred liability associated with these escalating rentals was approximately $639,000 and is included in other liabilities in the accompanying balance sheets.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

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

Other intangible assets consist of core deposit intangible assets arising from whole bank acquisitions and are amortized on an accelerated method over their estimated useful lives, which range from six to ten years.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The Company’s tax returns remain open to audit under the statute of limitations by the IRS and various states for the years ended December 31, 2015 through 2018.  It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $383,000, $310,000 and $252,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (loss). Other comprehensive income includes unrealized gains and losses on securities available for sale, unrealized gains and losses on securities transferred to held to maturity and unrealized gains and losses on cash flow hedges which are also recognized as separate components of equity.  The Bank’s policy is to release the income tax effects of items in accumulated other comprehensive income (loss) when the item is realized.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Restriction on Cash Balances

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with their applicable Federal Reserve Bank based principally on the type and amount of their deposits. The Bank was required to have a reserve balance of $63,890,000, $43,940,000, and $40,902,000 at December 31, 2018, 2017 and 2016, respectively. The reserve balance that the Bank must maintain at the Federal Reserve Bank of Atlanta is included in interest-bearing deposits in financial institutions as of December 31, 2018, 2017 and 2016.

Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through March 15, 2019, which is the date the financial statements were available to be issued.

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

No antidilutive stock options were excluded from calculation for the years ended December 31, 2018, 2017 or December 31, 2016.

The following is a summary of the basic and diluted earnings per share calculation for each of the following years (in thousands except share data):

	Year Ended December 31,
	2018	2017	2016
Basic net income per share calculation:
Numerator – Net income	$9,655	$1,501	$9,097
Denominator – Average common shares outstanding	13,277,614	11,280,580	9,328,236
Basic net income per share	$0.73	$0.13	$0.98
Diluted net income per share calculation:
Numerator – Net income	$9,655	$1,501	$9,097
Denominator – Average common shares outstanding	13,277,614	11,280,580	9,328,236
Dilutive shares contingently issuable	1,202,733	1,522,931	1,883,790
Average diluted common shares outstanding	14,480,347	12,803,511	11,212,026
Diluted net income per share	$0.67	$0.12	$0.81

Recently Issued Accounting Pronouncements

ASU 2014-09, Revenue from Contracts with Customers

In May 2014, the FASB issued guidance to change the recognition of revenue from contracts with customers. The core principle of the new guidance is that an entity should recognize revenue to reflect the transfer of goods and services to customers in an amount equal to the consideration the entity receives or expects to receive. The guidance was effective for the Company for reporting periods beginning after December 15, 2017.

The Company applied the guidance using a modified retrospective approach.  The Company's revenue is comprised of net interest income and noninterest income. The scope of the guidance explicitly excludes net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives.  Accordingly, the majority of our revenues will not be affected. The Company has performed an assessment of our revenue contracts related to revenue streams that are within the scope of the standard. Our accounting policies will not change materially since the principles of revenue recognition from the ASU are largely consistent with existing guidance and current practices applied by our businesses. We did not identify material changes to the timing or amount of revenue recognition.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The Company records revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”).  Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when (or as) the Company satisfies a performance obligation.  Significant revenue has not been recognized in the current reporting period that results from performance obligations satisfied in previous periods.

The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606.  The Company has evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary.  The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity.  Our accounting policies will not change materially since the principles of revenue recognition form the Accounting Standards Update are largely consistent with existing guidance and current practices applied by our business.

A description of the Company’s revenue streams accounted for under Topic 606 follows:

Treasury management and other deposit service charges: The Company earns fees from its deposit customers for transaction based, account maintenance, and overdraft services.  Transaction based fees are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request.  Account maintenance fees are earned over the course of a month, representing the period over which the Company satisfies its performance obligation.  Overdraft fees are recognized at the point in time that the overdraft occurs.  Service charges on deposits are withdrawn from the customer’s account balance.

Interchange income:  Included in other noninterest income are interchange fees, which the Company earns from debit cardholder transactions conducted through various payment networks.  Interchange fees from cardholder transactions represent a percentage of the underlying transaction value and are recognized daily, concurrently with the transaction processing series provided to the cardholder.

Gains/Losses on Sales of OREO: The Company records a gain or loss from the sale of OREO when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  When the Company finances the sale of OREO to the buyer, the Company assesses whether the buyer is committed to perform their obligation under the contract and whether collectability of the transaction price is probable.  Once these criteria are met, the OREO asset is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain (loss) on sale if a significant financing component is present.

ASU 2016-02, Leases

In February 2016, the FASB amended the Leases topic of the Accounting Standards Codification to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted.

The Company adopted the guidance using the modified retrospective method and practical expedients for transition. The practical expedients allow the Company to largely account for our existing leases consistent with current guidance except for the incremental balance sheet recognition for lessees. The Company evaluated the new guidance and its impact on the Company’s financial statements. Based on leases outstanding at December 31, 2018, the impact of adoption on January 1, 2019 was recording a lease liability of approximately $13.4 million, a right-of-use asset of approximately $12.8 million, and elimination of deferred rent of approximately $0.6 million.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

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

ASU 2018-07, Compensation – Stock Compensation

In June 2018, the FASB amended the Compensation—Stock Compensation Topic of the Accounting Standards Codification. The amendments expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments are effective for years beginning after December 15, 2018, including interim periods within that year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. The Company does not expect these amendments to have a material effect on its financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 2 – ACQUISITIONS

On October 1, 2018, the Company acquired 100% of the outstanding common shares of Athens Bancshares Company (“Athens”), the bank holding company for Athens Federal Community Bank, National Association (“Athens Federal”).  Under the terms of the acquisition, Athens common shareholders received 2.864 shares of the Company’s common stock in exchange for each share of Athens common stock. With the acquisition, the Company further expanded its franchise into the East Tennessee market. Athens’ results of operations were included in the Company’s results beginning October 1, 2018.  Acquisition related costs of $9,803,000 are included in the Company’s income statement for the year ended December 31, 2018. The fair value of the common shares issued as part of the consideration paid for Athens was determined by the closing price of the Company’s common shares immediately preceding the acquisition date.

Goodwill of $31,291,000 arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies.  Goodwill associated with Athens acquisition is not amortizable for book or tax purposes.  The following table summarizes the consideration paid for Athens and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date (in thousands):

	As recorded by Athens Bancshares	Initial fair value adjustments		Measurement period adjustments	As recorded by CapStar Financial Holdings
Assets:
Cash and cash equivalents	$12,053	$—		$—	$12,053
Securities	67,342	84	(a)	—	67,426
Loans, gross	349,597	(4,764)	(b)	—	344,833
Allowance for loan losses	(4,039)	4,039	(c)	—	—
Premises and equipment, net	7,637	1,571	(d)	—	9,208
Core deposit intangible	2,758	6,222	(e)	—	8,980
Other	29,566	944	(f)	—	30,510
Total	$464,914	$8,096		$—	$473,010
Liabilities:
Deposits	$404,027	$493	(g)	$—	$404,520
Other	5,363	1,500	(h)	—	6,863
Total	$409,390	$1,993		$—	$411,383

Net identifiable assets acquired					$61,627

Total cost of acquisition:
Value of stock issued		$86,538
Value of rolled stock options		6,380
Total cost of acquisition		$92,918			$92,918

Goodwill recorded related to acquisition					$31,291

________________________________________________________

(a)	The amount represents the fair value adjustment of securities that were subsequently sold.
(b)	The amount represents the adjustment of the net book value of Athens’ loans to their estimated fair value based on interest rates and expected cash flows at the date of acquisition.
(c)	The amount represents the removal of Athens’ existing allowance for loan losses.
(d)	The amount represents the adjustment of the net book value of Athens’ premises and equipment to their estimated fair value.
(e)

The amount represents the net adjustment of removing Athens’ existing core deposit intangible from prior acquisitions and recording the fair value of the core deposit intangible representing the intangible value of the deposit base acquired and the fair value of the customer relationship.

(f)

The amount represents the net adjustment of the fair value of mortgage servicing rights acquired and the deferred tax asset recognized on the fair value adjustments on Athens acquired assets and assumed liabilities.

(g)

The amount represents the adjustment necessary because the weighted average interest rate of Athens’ time deposits exceeded the cost of similar funding at the time of acquisition.  The fair value adjustment will be amortized to reduce future interest expense over the life of the portfolio.

(h)

The amount represents the liability assumed in connection with the merger agreement whereby the Company will make a $1,500,000 charitable contribution to the Athens Foundation over a three year period.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following unaudited pro forma financial information presents the combined results of the Company and Athens as if the acquisition had occurred as of January 1, 2017, after giving effect to certain adjustments, including amortization of the core deposit intangible, and related income tax effects.  The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company and Athens constituted a single entity during such periods (in thousands, except share data):

	Pro forma combined twelve months ended December 31, 2018	Pro forma combined twelve months ended December 31, 2017
Net interest income	$66,935	$59,148
Noninterest income	20,692	17,540
Total revenue	87,627	76,688

Net income	21,167	5,851

Per share information:
Basic net income per share of common stock	$1.24	$0.36
Diluted net income per share of common stock	$1.14	$0.32

NOTE 3 – INVESTMENT SECURITIES

Investment securities have been classified in the balance sheet according to management’s intent. The Company’s classification of securities at December 31, 2018 and 2017 was as follows (in thousands):

	December 31, 2018				December 31, 2017
	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value
Securities available-for-sale:
U. S. government agency securities	$11,053	$—	$(347)	$10,706	$11,433	$12	$(168)	$11,277
State and municipal securities	62,142	765	(981)	61,926	51,790	1,430	(222)	52,998
Mortgage-backed securities	146,547	776	(3,165)	144,158	108,236	40	(1,714)	106,562
Asset-backed securities	15,437	4	(157)	15,284	16,575	—	(198)	16,377
Other debt securities	11,863	71	(200)	11,734	5,326	81	—	5,407
Total	$247,042	$1,616	$(4,850)	$243,808	$193,360	$1,563	$(2,302)	$192,621
Securities held-to-maturity:
State and municipal securities	$3,734	$54	$(3)	$3,785	$3,759	$89	$—	$3,848
Total	$3,734	$54	$(3)	$3,785	$3,759	$89	$—	$3,848

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The amortized cost and fair value of debt and equity securities at December 31, 2018, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in less than one year	$3,561	$3,573	$395	$396
Due one to five years	23,294	23,472	3,339	3,389
Due five to ten years	45,662	45,367	—	—
Due beyond ten years	12,541	11,954	—	—
Mortgage-backed securities	146,547	144,158	—	—
Asset-backed securities	15,437	15,284	—	—
	$247,042	$243,808	$3,734	$3,785

Results from sales of debt and equity securities were as follows (in thousands):

	Year ended December 31
	2018	2017	2016
Proceeds	$38,322	$46,762	$46,700
Gross gains	116	121	216
Gross losses	(113)	(190)	(146)

The table above does not include activity from maturities, prepayments or calls on debt or equity securities.

Securities with a market value of $171,542,000 and $111,970,000  at December 31, 2018 and 2017, respectively, were pledged to collateralize public deposits, derivative positions and Federal Home Loan Bank advances.

At December 31, 2018 and 2017 there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following tables show the Company’s securities with unrealized losses, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or more		Total
December 31, 2018	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
U. S. government agency securities	$—	$—	$10,706	$(347)	$10,706	$(347)
State and municipal securities	13,455	(212)	17,376	(772)	30,831	(984)
Mortgage-backed securities	7,075	(17)	87,232	(3,148)	94,307	(3,165)
Asset-backed securities	8,262	(145)	2,439	(12)	10,701	(157)
Other debt securities	5,362	(200)	—	—	5,362	(200)
Total temporarily impaired securities	$34,154	$(574)	$117,753	$(4,279)	$151,907	$(4,853)
December 31, 2017
U. S. government agency securities	$7,375	$(90)	$1,912	$(78)	$9,287	$(168)
State and municipal securities	7,490	(106)	5,798	(116)	13,288	(222)
Mortgage-backed securities	29,832	(322)	67,813	(1,392)	97,645	(1,714)
Asset-backed securities	—	—	16,377	(198)	16,377	(198)
Other debt securities	—	—	—	—	—	—
Total temporarily impaired securities	$44,697	$(518)	$91,900	$(1,784)	$136,597	$(2,302)

Declines in the fair value of securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment of available for sale securities related to other factors is recognized in other comprehensive income (loss). In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses shown above are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other than temporarily impaired at December 31, 2018. There were no other-than-temporary impairments for the years ended December 31, 2018 or 2017.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2018 and 2017 were as follows (in thousands):

	December 31, 2018	December 31, 2017
Commercial real estate	$550,446	$350,622
Consumer real estate	253,562	102,581
Construction and land development	174,670	82,586
Commercial and industrial	404,600	373,248
Consumer	25,615	6,862
Other	21,002	31,983
Total	1,429,895	947,882
Less net unearned income	(101)	(345)
Total loans	1,429,794	947,537
Allowance for loan losses	(12,113)	(13,721)
Total loans, net	$1,417,681	$933,816

At December 31, 2018, variable-rate and fixed-rate loans totaled $827,491,000 and $602,404,000, respectively. At December 31, 2017, variable-rate and fixed-rate loans totaled $608,128,000 and $339,754,000, respectively.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Loans not falling into the criteria above are considered to be pass-rated loans. The Company utilizes six loan grades within the pass risk rating.

The following table provides the risk category of loans by applicable class of loans as of December 31, 2018 and 2017 (in thousands):

	Non-impaired Loans
December 31, 2018	Pass	Special Mention	Substandard	Total Non-impaired	Total Impaired Loans	Total
Commercial real estate	$547,616	$177	$1,262	$549,055	$1,391	$550,446
Consumer real estate	249,273	1,676	1,691	252,640	922	253,562
Construction and land development	174,591	52	19	174,662	8	174,670
Commercial and industrial	388,719	7,790	6,545	403,054	1,546	404,600
Consumer	25,556	1	27	25,584	31	25,615
Other	21,002	—	—	21,002	—	21,002
Total	$1,406,757	$9,696	$9,544	$1,425,997	$3,898	$1,429,895
December 31, 2017
Commercial real estate	$349,415	$—	$—	$349,415	$1,207	$350,622
Consumer real estate	102,571	—	10	102,581	—	102,581
Construction and land development	82,586	—	—	82,586	—	82,586
Commercial and industrial	349,494	11,193	11,073	371,760	1,488	373,248
Consumer	6,849	—	13	6,862	—	6,862
Other	31,983	—	—	31,983	—	31,983
Total	$922,898	$11,193	$11,096	$945,187	$2,695	$947,882

None of the Company’s loans had a risk rating of “Doubtful” as of December 31, 2018 or 2017.

The following tables detail the changes in the ALL for the years ending December 31, 2018, 2017 and 2016 by loan classification (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Year ended December 31, 2018
Balance, beginning of period	$3,324	$1,063	$1,628	$7,209	$91	$406	$13,721
Charged-off loans	—	—	—	(4,831)	(84)	(39)	(4,954)
Recoveries	22	4	—	395	75	8	504
Provision for loan losses	(37)	(62)	803	2,263	23	(148)	2,842
Balance, end of period	$3,309	$1,005	$2,431	$5,036	$105	$227	$12,113

Year ended December 31, 2017
Balance, beginning of period	$2,655	$1,013	$1,574	$5,618	$76	$698	$11,634
Charged-off loans	—	—	—	(12,769)	—	—	(12,769)
Recoveries	9	—	—	1,865	112	—	1,986
Provision for loan losses	660	50	54	12,495	(97)	(292)	12,870
Balance, end of period	$3,324	$1,063	$1,628	$7,209	$91	$406	$13,721

Year ended December 31, 2016
Balance, beginning of period	$2,879	$968	$914	$4,693	$103	$575	$10,132
Charged-off loans	(350)	—	—	(956)	(146)	—	(1,452)
Recoveries	52	—	—	23	50	—	125
Provision for loan losses	74	45	660	1,858	69	123	2,829
Balance, end of period	$2,655	$1,013	$1,574	$5,618	$76	$698	$11,634

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

A breakdown of the ALL and the loan portfolio by loan category at December 31, 2018 and 2017 follows (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
December 31, 2018
Allowance for Loan Losses:
Collectively evaluated for impairment	$3,309	$1,005	$2,431	$5,036	$105	$227	$12,113
Individually evaluated for impairment	—	—	—	—	—	—	—
Balances, end of period	$3,309	$1,005	$2,431	$5,036	$105	$227	$12,113
Loans:
Collectively evaluated for impairment	$549,055	$252,640	$174,662	$403,054	$25,584	$21,002	$1,425,997
Individually evaluated for impairment	1,391	922	8	1,546	31	—	3,898
Balances, end of period	$550,446	$253,562	$174,670	$404,600	$25,615	$21,002	$1,429,895

December 31, 2017
Allowance for Loan Losses:
Collectively evaluated for impairment	$3,324	$1,063	$1,628	$7,109	$91	$406	$13,621
Individually evaluated for impairment	—	—	—	100	—	—	100
Balances, end of period	$3,324	$1,063	$1,628	$7,209	$91	$406	$13,721
Loans:
Collectively evaluated for impairment	$349,415	$102,581	$82,586	$371,760	$6,862	$31,983	$945,187
Individually evaluated for impairment	1,207	—	—	1,488	—	—	2,695
Balances, end of period	$350,622	$102,581	$82,586	$373,248	$6,862	$31,983	$947,882

The following table presents the allocation of the ALL for each respective loan category with the corresponding percentage of loans in each category to total loans, net of deferred fees as of December 31, 2018 and 2017 (dollars in thousands):

	December 31, 2018		December 31, 2017
	Amount	Percent of total loans, net of deferred fees	Amount	Percent of total loans, net of deferred fees
Commercial real estate	$3,309	0.23%	$3,324	0.35%
Consumer real estate	1,005	0.07	1,063	0.11
Construction and land development	2,431	0.17	1,628	0.17
Commercial and industrial	5,036	0.35	7,209	0.76
Consumer	105	0.01	91	0.01
Other	227	0.02	406	0.04
Total allowance for loan and lease losses	$12,113	0.85%	$13,721	1.45%

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following table presents information related to impaired loans as of and for the years ended December 31, 2018 and 2017 (in thousands):

	December 31, 2018			December 31, 2017
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial real estate	$1,391	$1,775	$—	$1,207	$1,645	$—
Consumer real estate	922	1,204	—	—	—	—
Construction and land development	8	18	—	—	—	—
Commercial and industrial	1,546	6,350	—	—	—	—
Consumer	31	56	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	3,898	9,403	—	1,207	1,645	—
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—
Consumer real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	1,488	2,770	100
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	—	—	—	1,488	2,770	100
Total	$3,898	$9,403	$—	$2,695	$4,415	$100

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

The following table presents information related to the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2018		December 31, 2017		December 31, 2016
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate	$1,198	$158	$1,258	$—	$655	$—
Consumer real estate	185	—	—	—	302	—
Construction and land development	94	2	—	—	—	—
Commercial and industrial	5,557	121	—	—	—	—
Consumer	7	—	—	—	63	—
Other	—	—	—	—	—	—
Subtotal	7,041	281	1,258	—	1,020	—
With an allowance recorded:
Commercial real estate	—	—	—	—	974	—
Consumer real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	2,077	—	1,155	44
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	—	—	2,077	—	2,129	44
Total	$7,041	$281	$3,335	$—	$3,149	$44
There was no interest income recognized on a cash basis for impaired loans for the years ended December 31, 2018, 2017 or 2016.

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

The following table presents the aging of the recorded investment in past-due loans as of December 31, 2018 and 2017 by class of loans (in thousands):

	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total	Loans Not
December 31, 2018	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial real estate	$300	$227	$—	$527	$549,919	$550,446
Consumer real estate	69	75	775	919	252,643	253,562
Construction and land development	—	—	—	—	174,670	174,670
Commercial and industrial	54	—	—	54	404,546	404,600
Consumer	52	—	43	95	25,520	25,615
Other	—	—	—	—	21,002	21,002
Total	$475	$302	$818	$1,595	$1,428,300	$1,429,895
December 31, 2017
Commercial real estate	$—	$—	$—	$—	$350,622	$350,622
Consumer real estate	—	—	218	218	102,363	102,581
Construction and land development	—	—	—	—	82,586	82,586
Commercial and industrial	1,967	209	—	2,176	371,072	373,248
Consumer	—	—	13	13	6,849	6,862
Other	—	—	—	—	31,983	31,983
Total	$1,967	$209	$231	$2,407	$945,475	$947,882

The following table presents the recorded investment in non-accrual loans, past due loans over 89 days and accruing and troubled debt restructurings (“TDR”) by class of loans as of December 31, 2018 and 2017 (in thousands):

		Past Due Over 89	Troubled Debt
	Non-Accrual	Days and Accruing	Restructurings
December 31, 2018
Commercial real estate	$—	$—	$1,391
Consumer real estate	1,187	214	—
Construction and land development	19	—	—
Commercial and industrial	817	—	—
Consumer	55	—	—
Other	—	—	—
Total	$2,078	$214	$1,391

December 31, 2017
Commercial real estate	$1,207	$—	$1,206
Consumer real estate	—	218	—
Construction and land development	—	—	—
Commercial and industrial	1,488	—	—
Consumer	—	13	—
Other	—	—	—
Total	$2,695	$231	$1,206

As of December 31, 2018 and 2017 all loans classified as nonperforming were deemed to be impaired.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

As of December 31, 2018 and 2017 the Company had recorded investments in TDR of $2.1 million and $1.2 million,  respectively.  The Company did not allocate a specific allowance for those loans at December 31, 2018 or 2017 and there were no commitments to lend additional amounts.  Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Company’s loan policy.  Loans accounted for as TDR are individually evaluated for impairment.

The following table presents loans by class modified as TDR that occurred during the year ended December 31, 2016 (in thousands).  There were no TDR identified during the years ended December 31, 2018 or 2017.

Year Ended
December 31, 2016
	Number of contracts	Pre modification outstanding recorded investment	Post modification outstanding recorded investment, net of related allowance

Commercial real estate	1	$1,948	$1,170
Consumer real estate	—	—	—
Construction and land development	—	—	—
Commercial and industrial	—	—	—
Consumer	—	—	—
Other	—	—	—
Total	1	$1,948	$1,170

The following table presents loans by class modified as TDR for which there was a payment default within twelve months following the modification during the year ended December 31, 2016 (in thousands).  There were no TDR for which there was a payment default within the twelve months following the modification during the years ended December 31, 2018 or 2017.

Year Ended
December 31, 2016
	Number of contracts	Recorded investment

Commercial real estate	—	$—
Consumer real estate	—	—
Construction and land development	—	—
Commercial and industrial	—	—
Consumer	1	124
Other	—	—
Total	1	$124

The consumer loan TDR that subsequently defaulted during the year ended December 31, 2016 had no specific reserve in the ALL and resulted in a $0.1 million charge-off.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

Acquired Loans

On October 1, 2018, the Company acquired Athens (see Note 2 for more information).  As a result of the acquisition, the Company recorded loans with a fair value of $344.8 million.  Of those loans, $1.7 million were considered to be purchased credit impaired (“PCI”) loans, which are loans for which it is probable at the acquisition date that all contractually required payments will not be collected.  The remaining loans are considered to be purchased non-impaired loans and their related fair value discount or premium is recognized as an adjustment to yield over the remaining life of each loan.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following table relates to acquired Athens PCI loans and summarizes the contractually required payments, which includes principal and interest, expected cash flows to be collected, and the fair value of acquired PCI loans at the acquisition date (in thousands):

Athens Bancshares acquisition on October 1, 2018
Contractually required payments	$3,151
Nonaccretable difference	(1,049)
Cash flows expected to be collected at acquisition	2,102
Accretable yield	(436)
Fair value of PCI loans at acquisition date	$1,666

The following table relates to acquired Athens purchased non-impaired loans and provides the contractually required payments, fair value, and estimate of contractual cash flows not expected to be collected at the acquisition date (in thousands):

Athens Bancshares acquisition on October 1, 2018
Contractually required payments	$404,692
Fair value of acquired loans at acquisition date	343,167
Contractual cash flows not expected to be collected	1,807

The following table presents changes in the carrying value of PCI loans (in thousands):

For the year ended December 31, 2018
Balance at beginning of period	$—
Additions due to acquisition of Athens Bancshares	1,666
Change due to payments received and accretion	(46)
Change due to loan charge-offs	—
Other	—
Balance at end of period	$1,620

The following table presents changes in the accretable yield for PCI loans (in thousands):

For the year ended December 31, 2018
Balance at beginning of period	$—
Additions due to acquisition of Athens Bancshares	436
Accretion	(9)
Reclassification from (to) nonaccretable difference	—
Other, net	13
Balance at end of period	$440

PCI loans had no impact on the ALL for the years ended December 31, 2018, 2017 or 2016.

Leases

The Company has entered into various direct finance leases. The leases are reported as part of other loans. The lease terms vary from two to six years. The components of the direct financing leases as of December 31, 2018 and 2017 were as follows (in thousands):

	December 31, 2018	December 31, 2017
Total minimum lease payments receivable	$379	$714
Less:
Unearned income	(19)	(49)
Net leases	$360	$665

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The future minimum lease payments receivable under the direct financing leases as of December 31, 2018 were as follows (in thousands):

Year ending December 31:
2019	$178
2020	167
2021	34
2022	—
2023	—
$379

NOTE 5 – LOAN SERVICING

Mortgage loans serviced for FHLMC are not reported as assets.  The principal balance of these loans at December 31, 2018 was $170.1 million.  These servicing rights were acquired in our acquisition of Athens.  There were no mortgage loans serviced for others as of December 31, 2017.  Custodial escrow balances maintained in connection with serviced loans was $462,000 at December 31, 2018.

Activity for loan servicing rights and the related valuation allowance are summarized as follows (in thousands):

For the year ended December 31, 2018
Loan servicing rights:
Balance at beginning of period	$—
Additions	1,809
Disposals	—
Amortized to offset other noninterest income	(73)
Change in valuation allowance	—
Balance at end of period	$1,736

Valuation allowance:
Balance at beginning of period	$—
Additions expensed	—
Reductions credited to other noninterest income	—
Direct write-downs	—
Balance at end of period	$—

NOTE 6 – PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2018 and 2017 are summarized as follows (in thousands):

	Range of useful lives	December 31, 2018	December 31, 2017
Land	Not applicable	$2,997	$1,180
Buildings	39 years	9,965	3,586
Leasehold improvements	1 to 17 years	939	777
Furniture and equipment	1 to 7 years	3,730	2,659
Fixed assets in process	Not applicable	4,023	—
		21,654	8,202
Less accumulated depreciation and amortization		(2,833)	(2,318)
		$18,821	$5,884

Premises and equipment depreciation and amortization expense for the years ended December 31, 2018, 2017 and 2016 totaled $516,000, $401,000 and $360,000, respectively.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The Company leases certain properties under noncancelable lease arrangements. The leases have various terms, and maturity dates, including extensions through 2032. The leases have various other terms including payments for common area maintenance, escalation increases over the term of the lease and various renewal options. Rent expense related to these leases for 2018, 2017 and 2016 totaled $1,677,000, $1,521,000 and $1,016,000 respectively.

Future minimum payments under these operating leases as of December 31, 2018 are as follows (in thousands):

Year ending December 31:
2019	$1,538
2020	1,539
2021	1,567
2022	1,453
2023	1,402
Thereafter	8,821
$16,320

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in goodwill during the years ended December 31, 2018 and 2017 was as follows (in thousands):

	2018	2017
Beginning of year	$6,219	$6,219
Acquired goodwill	31,291	—
Impairment	—	—
End of year	$37,510	$6,219

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At October 31, 2018, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Acquired Intangible Assets

Acquired intangible assets at December 31, 2018 and 2017 were as follows (in thousands):

	December 31, 2018		December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$9,267	$(729)	$287	$(264)

Aggregate amortization expense was $465,000 for 2018, $48,000 for 2017 and $54,000 for 2016.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Estimated amortization expense for each of the next five years is as follows (in thousands):

Year ending December 31:
2019	$1,655
2020	1,477
2021	1,299
2022	1,121
2023	943
Thereafter	2,043
Total	$8,538

NOTE 8 – OTHER REAL ESTATE OWNED

Other real estate owned activity was as follows (in thousands):

	2018	2017	2016
Beginning balance	$—	$—	$216
Additions due to acquisition of Athens Bancshares	988	—	—
Loans transferred to other real estate owned	—	—	—
Direct write-downs	—	—	—
Sales of other real estate owned	—	—	(216)
End of year	$988	$—	$—

Other real estate owned is presented net of the valuation allowance which is allocated to the specific properties held.

Activity in the valuation allowance was as follows during the years ended December 31, 2018, 2017 and 2016, respectively (in thousands):

	2018	2017	2016
Beginning balance	$—	$—	$450
Additions/(recoveries) charged/(credited) to expense	—	—	—
Reductions from sales of other real estate owned	—	—	(450)
Direct write-downs	—	—	—
End of year	$—	$—	$—

Expenses related to other real estate owned during the years ended December 31, 2018, 2017 and 2016, respectively include (in thousands):

	2018	2017	2016
Net (gain) loss on sales	$—	$—	$(157)
Provision for unrealized losses	—	—	—
Operating expenses, net of rental income	—	—	14
Total	$—	$—	$(143)

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 9 – DEPOSITS

Time deposits that exceed the FDIC deposit insurance limit of $250,000 at December 31, 2018 and 2017 were $98,086,000 and $54,460,000, respectively.

Scheduled maturities of time deposits for the next five years and thereafter are as follows (in thousands):

Maturity:
2019	$254,839
2020	57,800
2021	15,167
2022	12,068
2023	8,294
Thereafter	259
$348,427

At December 31, 2018 and 2017, the Company had $193,000 and $19,000, respectively of deposit accounts in overdraft status that were reclassified to loans in the accompanying balance sheets.

NOTE 10 – FEDERAL HOME LOAN BANK ADVANCES

The Company had outstanding borrowings totaling $125,000,000 and $70,000,000 at December 31, 2018 and 2017, respectively, via various advances. These advances are non-callable; interest payments are due monthly, with principal due at maturity.

The following is a summary of the contractual maturities and average effective rates of outstanding advances (dollars in thousands):

	December 31, 2018		December 31, 2017
Year	Amount	Interest Rates	Amount	Interest Rates
2017	$—	—	$—	—
2018	—	—	70,000	1.66%
2019	125,000	2.48%	—	—
2020	—	—	—	—
2021	—	—	—	—
2022	—	—	—	—
2023	—	—	—	—
Thereafter	—	—	—	—
Total	$125,000	2.48%	$70,000	1.66%

Advances from the FHLB are collateralized by investment securities with a market value of $3.9 million, FHLB stock and certain commercial and residential real estate mortgage loans totaling $665.7 million under a blanket mortgage collateral agreement.  At December 31, 2018, the amount of available credit from the FHLB totaled $71.9 million.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended December 31, 2018 and 2017 (in thousands):

		Unrealized Gains	Unrealized
	Gains and	and Losses	Losses on
	Losses on	on Available	Securities
	Cash Flow	for Sale	Transferred to
Year Ended December 31, 2018	Hedges	Securities	Held to Maturity	Total
Beginning Balance	$(3,679)	$1,162	$(10)	$(2,527)
Other comprehensive income (loss) before reclassification, net of tax	1,891	(1,844)	20	67
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(848)	2	(10)	(856)
Net current period other comprehensive income (loss)	1,043	(1,842)	10	(789)
Ending Balance	$(2,636)	$(680)	$—	$(3,316)

Year Ended December 31, 2017
Beginning Balance	$(4,241)	$(698)	$(1,212)	$(6,151)
Other comprehensive income (loss) before reclassification, net of tax	1,499	3,077	235	4,811
Amounts reclassified for securities transferred from held-to-maturity to available-for-sale	—	(1,086)	1,086	—
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(770)	(41)	(117)	(928)
Net current period other comprehensive income (loss)	729	1,950	1,204	3,883
Reclassification of accumulated other comprehensive income due to tax rate change	(167)	(90)	(2)	(259)
Ending Balance	$(3,679)	$1,162	$(10)	$(2,527)

The following were significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2018, 2017 and 2016 (in thousands):

				Affected Line Item
Details about Accumulated Other	Year Ended	Year Ended	Year Ended	in the Statement Where
Comprehensive Income Components	December 31, 2018	December 31, 2017	December 31, 2016	Net Income is Presented
Unrealized losses on cash flow hedges	$(441)	$(430)	$(151)	Interest expense - money market
	(479)	(429)	(265)	Interest expense - Federal Home Loan Bank advances
	72	89	—	Income tax benefit
	$(848)	$(770)	$(416)	Net of tax
Unrealized gains and (losses) on available-for-sale securities	$3	$(66)	$121	Net gain (loss) on sale of securities
	(1)	25	(46)	Income tax (expense) benefit
	$2	$(41)	$75	Net of tax
Unrealized losses on securities transferred to held-to-maturity	$(14)	$(190)	$(167)	Interest income - securities
	4	73	64	Income tax benefit
	$(10)	$(117)	$(103)	Net of tax

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 12 – INCOME TAXES

The components of income tax expense are summarized as follows (in thousands):

	2018	2017	2016
Current:
Federal	$15	$214	$4,029
State	(23)	36	759
	(8)	250	4,788
Deferred:
Federal	872	4,218	(395)
State	303	167	100
	1,175	4,385	(295)
Total	$1,167	$4,635	$4,493

A reconciliation of actual income tax expense in the financial statements to the “expected” tax expense (computed by applying the statutory federal income tax rate of 21% to income before income taxes) for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	2018	2017	2016
Computed "expected" tax expense	$2,272	$2,086	$4,621
State income taxes, net of effect of federal income taxes	221	134	567
Tax-exempt interest income	(298)	(418)	(394)
Earnings on bank owned life insurance contracts	(559)	(197)	(204)
Disallowed expenses	93	86	60
Excess tax benefits related to stock compensation	(857)	(632)	—
Write-down of deferred tax assets due to tax reform	—	3,562	—
Nondeductible merger expenses	281	—	—
Other	14	14	(157)
Total	$1,167	$4,635	$4,493

As a result of the Tax Cuts and Jobs Act of 2017 that was signed into law December 2017, the Company revalued its net deferred tax asset position. This revaluation resulted in a $3.6 million decrease in net deferred tax assets and a corresponding increase to income tax expense for the year ended December 31, 2017.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Significant items that gave rise to deferred taxes at December 31, 2018 and 2017 were as follows (in thousands):

	December 31, 2018	December 31, 2017
Deferred tax assets:
Allowance for loan losses	$2,795	$3,227
Depreciation	—	—
Net operating loss carryforward	2,002	843
Organization and preopening costs	457	557
Stock-based compensation	835	672
Acquired loans	1,319	124
Acquired deposits	106	22
Nonaccrual interest	75	25
Accrued incentive compensation	97	—
Reserve for contingencies	143	496
Accrued contributions	207	169
Unrealized loss on securities available-for-sale	845	193
Unrealized loss on securities held-to-maturity	—	4
Cash flow hedge	219	359
Accrued vacation	45	45
Other	—	134
Deferred tax assets	9,145	6,870
Deferred tax liabilities:
Prepaid expenses	77	134
Depreciation	645	39
Goodwill	81	138
Amortization of core deposit intangible	1,398	6
Other	334	—
Deferred tax liabilities	2,535	317
Net deferred tax asset	$6,610	$6,553

At December 31, 2018, the Company had federal net operating loss carryforwards of approximately $8,561,000, which expire at various dates from 2030 to 2032. Approximately $4,548,000 of the net operating loss carryforwards can be carried forward indefinitely.  Deferred tax assets are fully recognized because the benefits are more likely than not to be realized based on management’s estimation of future taxable earnings.

There were no significant unrecognized income tax benefits as of December 31, 2018 or 2017. As of December 31, 2018 and 2017, the Company had no accrued interest or penalties related to uncertain tax positions.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following table sets forth outstanding financial instruments whose contract amounts represent credit risk as of December 31, 2018 and 2017 (in thousands):

	Contract or notional amount
	December 31, 2018	December 31, 2017
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$707,675	$584,494
Standby letters of credit	12,273	11,552
Total	$719,948	$596,046

The Company is party to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims as of December 31, 2018, will not have a material impact on the financial statements of the Company.

NOTE 14 – CONCENTRATION OF CREDIT RISK

Substantially all of the Company’s loans, commitments, and standby letters of credit have been granted to customers in the Company’s market areas. The concentrations of credit by type of loan are set forth in Note 4 to the financial statements.

At December 31, 2018 and 2017, the Company’s cash and due from banks, federal funds sold and interest-bearing deposits in financial institutions aggregated $89,000,000 and $38,000,000, respectively, in excess of insured limits.

NOTE 15 – REGULATORY MATTERS AND RESTRICTIONS ON DIVIDENDS

The Company and the Bank are subject to regulatory capital requirements administered by the Federal Reserve and the Bank is also subject to the regulatory capital requirements of the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that could, in that event, have a material adverse effect on the institutions’ financial statements. The relevant regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting principles. The capital classifications of the Company and the Bank are also subject to qualitative judgments by their regulators about components, risk weightings, and other factors. Those qualitative judgments could also affect the capital status of the Company and the Bank and the amount of dividends the Company and the Bank may distribute. The final rules implementing the Basel Committee on Companying Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2018, the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

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

At December 31, 2018 and 2017, the Company and the Bank were well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification that management believes have changed the Company’s or the Bank’s category.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The Company’s and the Bank’s capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Minimum capital requirement (1)		Minimum to be well-capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2018:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$222,030	12.8%	$138,336	8.0%	$ N/A	N/A
CapStar Bank	201,972	11.7	138,294	8.0	172,868	10.0
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	209,738	12.1	103,752	6.0	N/A	N/A
CapStar Bank	189,680	11.0	103,721	6.0	138,294	8.0
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	200,738	11.6	77,814	4.5	N/A	N/A
CapStar Bank	173,180	10.0	77,791	4.5	112,364	6.5
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	209,738	11.1	75,867	4.0	N/A	N/A
CapStar Bank	189,680	10.0	75,828	4.0	94,785	5.0
At December 31, 2017:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$156,176	12.5%	$99,932	8.0%	$ N/A	N/A
CapStar Bank	142,138	11.4	99,928	8.0	124,909	10.0
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	142,276	11.4	74,949	6.0	N/A	N/A
CapStar Bank	128,238	10.3	74,946	6.0	99,928	8.0
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	133,445	10.7	56,212	4.5	N/A	N/A
CapStar Bank	111,907	9.0	56,209	4.5	81,191	6.5
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	142,276	10.7	53,218	4.0	N/A	N/A
CapStar Bank	128,238	9.6	53,215	4.0	66,519	5.0

(1)

For the calendar year 2018, the Company was required to maintain a capital conservation buffer of Tier 1 common equity capital in excess of minimum risk-based capital ratios by at least 1.875% to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

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

Based on these regulations, the Bank was eligible to pay $22.2 million and $19.3 million of dividends as of December 31, 2018 and 2017, respectively. The Bank paid the Company $1.2 million of dividends during 2018 and this amount was paid out to shareholders by the Company  during 2018.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 16 – NONVOTING AND SERIES A PREFERRED STOCK AND STOCK WARRANTS

Nonvoting Common Stock

The Company has authorized 5,000,000 shares of its common stock as nonvoting common stock. The nonvoting common stock has the same rights and privileges as the common stock other than the nonvoting designation. Under certain conditions, as outlined in the Company’s charter, the nonvoting stock may be converted, on a one-to-one basis, to common stock. In conjunction with the Company’s initial public offering, 79,166 shares of nonvoting common stock were issued and simultaneously converted to common stock on a one-to-one basis as further described under “Warrants” below.  At December 31, 2018 and 2017 there were 132,561 shares of nonvoting common stock outstanding.

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

Warrants

In conjunction with the issuance of the 1,609,756 shares of the Series A Preferred Stock, the holders of such stock were issued 500,000 warrants to purchase shares of the Company’s nonvoting common stock at a purchase price of $10.25 per share. The warrants were exercisable at any time and expired ten years from the date of grant of July 14, 2008.  As of December 31, 2018, all of these warrants have been exercised and none of these warrants remain outstanding.

As part of the initial capital issuance in 2008, each organizer of the Company (“Organizers”) who became a director of the Company received a warrant to purchase, at the purchase price of $10.00 per share, 10,000 shares of the Company’s common stock. These warrants were issued in compliance with the FDIC’s policy on noncash compensation in recognition of the Organizers considerable contribution of time, expertise, and capital. The Company issued warrants to purchase 60,000 shares of common stock to these organizers. The warrants expired ten years from date of grant of July 14, 2008. As of December 31, 2018, all of these warrants have been exercised and no warrants remain outstanding.

In addition, each subscriber for shares who is a Tennessee resident or any entity controlled by a Tennessee resident and invested a minimum of $500,000 in the offering, received a warrant to purchase additional shares of common stock equal to 5% of accepted subscriptions at the purchase price of $10.00 per share. The Company issued warrants to purchase 238,319 shares of common stock to these subscribers. The warrants expired ten years from date of grant of July 14, 2008. As of December 31, 2018, all of these warrants have been exercised and no warrants remain outstanding.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 17 – SHAREHOLDERS’ AGREEMENT

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

Pursuant to the terms of the SARSA, we received a request from certain shareholders party to the SARSA to register 3,652,094 shares of our common stock on a registration statement on Form S-3 (the “Registration Statement”) in December 2018. The Registration Statement was filed with the SEC on December 21, 2018.

NOTE 18 – STOCK OPTIONS AND RESTRICTED SHARES

During 2008, the board of directors of the Company approved the CapStar Bank 2008 Stock Incentive Plan. Following the formation of CapStar Financial Holdings, Inc. in 2016, and in connection with the Share Exchange, the outstanding awards of restricted stock and stock options under the CapStar Bank 2008 Stock Incentive Plan were exchanged for similar awards of restricted stock and stock options issued by CapStar Financial Holdings, Inc. under the Stock Incentive Plan (the “Plan”), which the board of directors adopted in 2016. The Plan provides for the grant of stock-based incentives, including stock options, restricted stock units, performance awards and restricted stock, to employees, directors and service providers that are subject to forfeiture until vesting conditions have been satisfied by the award recipient under the terms of the award. The Plan is intended to help align the interests of employees and our shareholders and reward our employees for improved Company performance. The Plan reserved 1,569,475 shares of stock for issuance of stock incentives. Stock incentives include both restricted stock and stock option grants. During 2018 the board of directors approved the addition of 400,000 shares of stock for issuance of stock incentives under the Plan. Total shares issuable under the plan are 422,900 at December 31, 2018.

The Company has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows (in thousands):

	For the year ended December 31,
	2018	2017	2016
Stock-based compensation expense before income taxes	$2,079	$1,061	$842
Less: deferred tax benefit	(543)	(406)	(322)
Reduction of net income	$1,536	$655	$520

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Restricted Shares

Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The recipients have the right to vote and receive dividends but cannot sell, transfer, assign, pledge, hypothecate, or otherwise encumber the restricted stock until the shares have vested. Restricted shares fully vest on the third anniversary of the grant date. A summary of the changes in the Company’s nonvested restricted shares for 2018 follows:

		Weighted
		Average
	Restricted	Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at beginning of period	187,253	$14.21
Granted	140,131	16.73
Vested	(161,604)	13.54
Forfeited	(8,164)	15.92
Nonvested at end of period	157,616	$17.00

As of December 31, 2018, there was $1,814,000 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the years ended December 31, 2018, 2017 and 2016 was $2,804,000, $1,174,000 and $513,000, respectively.

Stock Options

Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant. Option awards generally have a three year vesting period and a ten year contractual term.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the table below. Expected volatility is based on calculations performed by management using industry data. At the time of issuance, the Company’s expected dividend yield was 0.00% because the Company had no current plan to pay dividends and historically had not paid dividends. The expected term of options granted was calculated using the “simplified” method for plain vanilla options as permitted under authoritative literature. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of options granted was determined using the following weighted average assumptions as of the grant date.  There were no options granted during 2018 or 2017.

2016
Dividend yield	—
Expected term (in years)	7.48
Expected stock price volatility	17.20%
Risk-free interest rate	1.66%
Pre-vest forfeiture rate	10.25%

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

A summary of the activity in stock options for 2018 follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at beginning of period	756,050	$10.50
Additions due to acquisition of Athens Bancshares	548,051	$5.06
Granted	—	—
Exercised	(796,198)	8.16
Forfeited or expired	—	—
Outstanding at end of period	507,903	$8.66	4.0
Fully vested and expected to vest	506,783	$8.66	4.1
Exercisable at end of period	480,403	$8.46	4.0

Information related to stock options during 2018, 2017 and 2016 follows:

	2018	2017	2016
Intrinsic value of options exercised	$7,654,738	$2,010,536	$53,756
Cash received from option exercises	6,897,845	2,013,840	96,306
Tax benefit realized from option exercises	846,725	774,056	20,583
Weighted average fair value of options granted	—	—	3.16

As of December 31, 2018, there was $32,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 0.9 years.

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

NOTE 20 – EMPLOYEE BENEFIT PLANS

The Company has a Retirement Savings 401(k) Plan in which employees may participate. The Company has elected a safe harbor 401(k) plan and as such is required to make an annual contribution of 3% of the employees’ salaries annually. An employee does not have to contribute to receive the employer contribution. In addition, the Company may make an additional discretionary contribution up to 6% of the employees’ salaries annually. For the years ended December 31, 2018, 2017 and 2016, the Company contributed $639,000, $550,000 and $536,000, respectively, to the 401(k) Plan.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Interest Rate Swaps Designated as Cash Flow Hedges

Forward starting interest rate swaps with notional amounts totaling $20 million as of December 31, 2018 and 2017, were designated as cash flow hedges of certain liabilities and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

Summary information about the interest-rate swaps designated as cash flow hedges was as follows (dollars in thousands):

	December 31, 2018	December 31, 2017
Notional amounts	$20,000	$20,000
Weighted average pay rates	3.54%	3.54%
Weighted average receive rates	3 month LIBOR	3 month LIBOR
Weighted average maturity	4.5 years	5.5 years
Fair value	$(836)	$(1,375)
Amount of unrealized loss recognized in accumulated other comprehensive income, net of tax	$(617)	$(849)

Cash flows began on these forward starting interest rate swaps in 2017.  As such, $275,000 and $233,000  of interest expense was recorded on these swap transactions during 2018 and 2017, respectively.

Pursuant to its interest rate swap agreements, the Company pledged collateral to the counterparties in the form of investment securities with a carrying value of $2,038,000 at December 31, 2018. There was no collateral posted from the counterparties to the Company as of December 31, 2018. It is possible that the Company may need to post additional collateral in the future or that the counterparties may be required to post collateral to the Company in the future.

Other Interest Rate Swaps

The Company also enters into swaps to facilitate customer transactions and meet their financing needs. Upon entering into these transactions the Company enters into offsetting positions with large U.S. financial institutions in order to minimize risk to the Company. A summary of the Company’s customer related interest rate swaps is as follows (in thousands):

	December 31, 2018		December 31, 2017
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$29,126	$24	$41,863	$55
Pay variable/receive fixed swaps	29,126	(24)	41,863	(55)
Total	$58,252	$—	$83,726	$—

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 22 – RELATED PARTY

The Company may enter into loan transactions with certain directors, executive officers, significant shareholders, and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with persons not affiliated with the Company, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. None of these loans were impaired at December 31, 2018 or 2017. Activity within these loans during the years ended December 31, 2018 and 2017 was as follows (in thousands):

	Total commitment	Total funded commitment
Year ended December 31, 2018
Beginning of period	$49,409	$21,890
New commitments/draw downs	3,631	1,038
Repayments	(8,228)	(7,483)
End of period	$44,812	$15,445

Year ended December 31, 2017
Beginning of period	$31,076	$20,325
New commitments/draw downs	21,203	4,320
Repayments	(2,870)	(2,755)
End of period	$49,409	$21,890

Deposits from directors, executive officers, significant shareholders and their affiliates at December 31, 2018 and 2017 were $11.4 million and $10.8 million, respectively.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

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

Other Real Estate Owned : Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Appraisals may be adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and/or management’s expertise and knowledge of the collateral. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.  The Company had no other real estate owned carried at fair value at December 31, 2018 or 2017.

Loans Held For Sale: Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 2). There were no loans held for sale carried at fair value at December 31, 2018 or 2017.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair value measurements at December 31, 2018
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. government-sponsored agencies	$10,706	$—	$10,706	$—
Obligations of states and political subdivisions	61,926	—	61,926	—
Mortage-backed securities-residential	144,158	—	144,158	—
Asset-backed securities	15,284	—	15,284	—
Other debt securities	11,734	—	11,734	—
Total securities available-for-sale	$243,808	$—	$243,808	$—
Derivatives:
Interest rate swaps - customer related	$494	$—	$494	$—
Liabilities:
Derivatives:
Interest rate swaps - customer related	$(494)	$—	$(494)	$—
Interest rate swaps - cash flow hedges	(836)	—	(836)	—
Total derivatives	$(1,330)	$—	$(1,330)	$—

	Fair value measurements at December 31, 2017
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. government-sponsored agencies	$11,277	$—	$11,277	$—
Obligations of states and political subdivisions	52,998	—	52,998	—
Mortage-backed securities-residential	106,562	—	106,562	—
Asset-backed securities	16,377	—	16,377	—
Other debt securities	5,407	—	5,407	—
Total securities available-for-sale	$192,621	$—	$192,621	$—
Derivatives:
Interest rate swaps - customer related	$184	$—	$184	$—
Liabilities:
Derivatives:
Interest rate swaps - customer related	$(184)	$—	$(184)	$—
Interest rate swaps - cash flow hedges	(1,375)	—	(1,375)	—
Total derivatives	$(1,559)	$—	$(1,559)	$—

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Assets measured at fair value on a nonrecurring basis are summarized below (in thousands). There were no assets measured at fair value on a nonrecurring basis at December 31, 2018:

Fair value measurements at December 31, 2017
Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(level 1)	(level 2)	(level 3)
Assets:
Impaired loans:
Commercial and industrial	$1,388	$—	$—	$1,388

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis (dollars in thousands).  There were no assets measured at fair value on a nonrecurring basis at December 31, 2018:

				Range
	Fair	Valuation	Unobservable	(Weighted-
December 31, 2017	Value	Technique(s)	Input(s)	Average)
Impaired loans:
Commercial and industrial	$1,388	Sales comparison approach	Appraisal discounts	15%

Fair Value of Financial Instruments

The carrying value and estimated fair values of the Company’s financial instruments at December 31, 2018, 2017 and 2016 were as follows (in thousands):

	December 31, 2018		December 31, 2017
	Carrying		Carrying		Fair value
	amount	Fair value	amount	Fair value	level of input
Financial assets:
Cash and due from banks, interest-bearing deposits in financial institutions	$94,681	$94,681	$78,078	$78,078	Level 1
Federal funds sold	10,762	10,762	4,719	4,719	Level 1
Securities available-for-sale	243,808	243,808	192,621	192,621	Level 2
Securities held-to-maturity	3,734	3,785	3,759	3,848	Level 2
Loans held for sale	57,618	58,596	74,093	75,549	Level 2
Restricted equity securities	12,038	N/A	8,806	N/A	N/A
Loans, net of unearned income	1,429,794	1,442,082	947,537	944,037	Level 3
Accrued interest receivable	5,964	5,964	4,084	4,084	Level 2
Other assets	34,489	34,489	22,663	22,663	Level 2
Financial liabilities:
Deposits	1,570,008	1,504,101	1,119,866	1,065,669	Level 3
Federal Home Loan Bank advances	125,000	126,548	70,000	69,980	Level 2
Other liabilities	2,753	2,753	3,672	3,672	Level 3

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

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

As of December 31, 2018, the technique used by the Company to estimate the exit price of the loan portfolio consists of similar procedures to those used as of December 31, 2017 and 2016, but with added emphasis on both illiquidity risk and credit risk not captured by the previously applied entry price notion. The fair value of the Company’s loan portfolio has always included a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk as described above.  However, under the new guidance, the Company believes a further credit risk discount must be applied through the use of a discounted cash flow model to compensate for illiquidity risk, based on certain assumptions included within the discounted cash flow model, primarily the use of discount rates that better capture inherent credit risk over the lifetime of a loan. This consideration of enhanced credit risk provides an estimated exit price for the Company’s loan portfolio.

For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

As of December 31, 2018, the fair value of the Company’s loan portfolio includes a credit risk assumption in the determination of the fair value of its loans. This credit risk assumption is intended to approximate the fair value that a market participant would realize in a hypothetical orderly transaction. The Company’s loan portfolio is initially fair valued using a segmented approach. The Company divides its loan portfolio into the following categories: variable rate loans, impaired loans and all other loans. The results are then adjusted to account for credit risk. For variable-rate loans that reprice frequently and have no significant change in credit risk, fair values approximate carrying values. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral. For other loans, fair values are estimated using discounted cash flow models, using current market interest rates offered for loans with similar terms to borrowers of similar credit quality. The values derived from the discounted cash flow approach for each of the above portfolios are then further discounted to incorporate credit risk. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price as of December 31, 2017.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

(e)	Accrued interest receivable

The carrying amount of accrued interest approximates fair value.

(f)	Other Assets

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 24 – PARENT COMPANY ONLY FINANCIAL INFORMATION

The following information presents the condensed balance sheet, statement of income, and cash flows of CapStar Financial Holdings, Inc. as of and for the year ended December 31, 2018 and 2017 (in thousands).

Condensed Balance Sheets

	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$19,918	$14,108
Investment in consolidated subsidiary	234,263	132,909
Other assets	499	61
Total assets	$254,680	$147,078
Liabilities and Shareholders’ Equity
Other liabilities	$301	132
Total shareholders’ equity	254,379	146,946
Total liabilities and shareholders’ equity	$254,680	$147,078

Condensed Income Statements

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Income - dividends from subsidiary	$1,225	$—
Expenses	1,054	879
Income before income taxes and equity in undistributed net income of subsidiary	171	(879)
Income tax benefit	(242)	(256)
Income (loss) before equity in undistributed net income of subsidiary	413	(623)
Equity in undistributed net income of subsidiary	9,242	2,124
Net income	$9,655	$1,501

Condensed Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2018	December 31, 2017
Cash flows from operating activities:
Net income	$9,655	$1,501
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Increase in other assets	(221)	(62)
Increase in other liabilities	169	77
Equity in undistributed net income of subsidiary	(9,242)	(2,124)
Net cash provided by (used in) operating activities	361	(608)
Cash flows from investing activities:
Investments in subsidiary	—	(10,000)
Cash received from acquisitions, net	1,421	—
Net cash provided by (used in) investing activities	1,421	(10,000)
Cash flows from financing activities:
Issuance of common stock	—	—
Exercise of common stock options and warrants, net of repurchase of restricted shares	5,260	1,764
Common and preferred stock dividends paid	(1,232)
Net cash provided by financing activities	4,028	1,764
Net increase (decrease) in cash and cash equivalents	5,810	(8,844)
Cash and cash equivalents at beginning of period	14,108	22,952
Cash and cash equivalents at end of period	$19,918	$14,108

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 25 – QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following is a summary of quarterly financial results (unaudited) for 2018, 2017 and 2016:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2018
Interest income	$13,744	$15,354	$15,782	$22,900
Interest expense	2,898	3,767	4,239	5,184
Net interest income	10,846	11,587	11,543	17,716
Provision for loan losses	678	169	481	1,514
Net interest income after provision for loan losses	10,168	11,418	11,062	16,202
Noninterest income	3,088	2,765	3,218	6,387
Noninterest expense	9,580	10,005	10,070	23,832
Net income (loss) before income tax expense	3,676	4,178	4,210	(1,243)
Income tax expense (benefit)	483	665	554	(535)
Net income (loss)	$3,193	$3,513	$3,656	$(708)
Net income (loss) per share, basic	$0.27	$0.30	$0.30	$(0.04)
Net income (loss) per share, diluted	$0.25	$0.27	$0.28	$(0.04)
2017
Interest income	$11,979	$12,891	$13,521	$13,124
Interest expense	2,047	2,320	2,678	2,606
Net interest income	9,932	10,571	10,843	10,518
Provision for loan losses	3,405	9,690	(195)	(30)
Net interest income after provision for loan losses	6,527	881	11,038	10,548
Noninterest income	2,133	2,666	3,372	2,736
Noninterest expense	8,376	8,217	8,475	8,699
Net income (loss) before income tax expense	284	(4,670)	5,935	4,585
Income tax expense (benefit)	(47)	(1,328)	1,516	4,494
Net income (loss)	$331	$(3,342)	$4,419	$91
Net income (loss) per share, basic	$0.03	$(0.30)	$0.39	$0.01
Net income (loss) per share, diluted	$0.03	$(0.26)	$0.35	$0.01
2016
Interest income	$10,598	$10,915	$11,875	$12,007
Interest expense	1,642	1,714	1,749	1,827
Net interest income	8,956	9,201	10,126	10,180
Provision for loan losses	937	183	1,639	70
Net interest income after provision for loan losses	8,019	9,018	8,487	10,110
Noninterest income	2,371	2,568	3,191	2,954
Noninterest expense	8,010	7,951	8,527	8,642
Net income before income tax expense	2,380	3,635	3,151	4,422
Income tax expense	796	1,159	1,042	1,495
Net income	$1,584	$2,476	$2,109	$2,927
Net income per share, basic	$0.18	$0.29	$0.24	$0.26
Net income per share, diluted	$0.15	$0.23	$0.20	$0.23

SCHEDULE I—ATHENS BANCSHARES CORPORATION & SUBSIDIARY—UNAUDITED FINANCIAL STATEMENTS AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2018

Athens Bancshares Corporation & Subsidiary

Unaudited Consolidated Balance Sheet

(Dollars in thousands, except share data)

September 30, 2018

Assets
Cash and due from banks	$6,489
Interest-bearing deposits in financial institutions	4,495
Federal funds sold	1,069
Total cash and cash equivalents	12,053
Securities available-for-sale, at fair value	67,342
Loans held for sale	476
Loans	349,121
Less allowance for loan losses	(4,039)
Loans, net	345,082
Premises and equipment, net	7,637
Restricted equity securities	3,220
Accrued interest receivable	1,410
Core deposit intangible, net	2,758
Other real estate owned, net	988
Other assets	23,948
Total assets	$464,914
Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$58,523
Interest-bearing	114,988
Savings and money market accounts	115,327
Time	115,189
Total deposits	404,027
Other liabilities	5,363
Total liabilities	409,390
Shareholders’ equity:
Preferred stock, $.01 par value; 10,000,000 shares authorized; none issued	—
Common stock, voting, $.01 par value; 50,000,000 shares authorized; 1,809,358 shares issued and outstanding	18
Additional paid-in capital	21,788
Retained earnings	35,273
Accumulated other comprehensive loss, net of income tax	(1,555)
Total shareholders’ equity	55,524
Total liabilities and shareholders’ equity	$464,914

See accompanying notes to consolidated financial statements.

Athens Bancshares Corporation & Subsidiary

Unaudited Consolidated Statement of Income

(Dollars in thousands, except share data)

For the Nine Months Ended September 30, 2018

Interest income:
Loans, including fees	$13,443
Securities:
Taxable	772
Tax-exempt	593
Federal funds sold	135
Restricted equity securities	339
Interest-bearing deposits in financial institutions	183
Total interest income	15,465
Interest expense:
Interest-bearing deposits	386
Savings and money market accounts	27
Time deposits	990
Note payable to bank	9
Total interest expense	1,412
Net interest income	14,053
Provision for loan losses	146
Net interest income after provision for loan losses	13,907
Noninterest income:
Treasury management and other deposit service charges	2,184
Mortgage banking income	842
Other noninterest income	2,207
Total noninterest income	5,233
Noninterest expense:
Salaries and employee benefits	7,065
Data processing and software	1,138
Professional fees	532
Occupancy	1,112
Equipment	568
Regulatory fees	269
Merger related expenses	4,731
Amortization of intangibles	273
Other operating	2,074
Total noninterest expense	17,762
Income before income taxes	1,378
Income tax expense	753
Net income	$625
Per share information:
Basic net income per share of common stock	$0.36
Diluted net income per share of common stock	$0.35
Weighted average shares outstanding:
Basic	1,725,105
Diluted	1,802,595

See accompanying notes to consolidated financial statements.

Athens Bancshares Corporation & Subsidiary

Unaudited Consolidated Statement of Comprehensive Loss

(Dollars in thousands)

For the Nine Months Ended September 30, 2018

Net income	$625
Other comprehensive loss:
Unrealized losses on securities available-for-sale:
Unrealized holding losses arising during the period	(1,912)
Tax effect	500
Other comprehensive loss	(1,412)
Comprehensive loss	$(787)

See accompanying notes to consolidated financial statements.

Athens Bancshares Corporation & Subsidiary

Unaudited Consolidated Statement of Changes in Shareholders’ Equity

(Dollars in thousands, except share data)

For the Nine Months Ended September 30, 2018

	Common stock, voting (shares)	Common stock, voting (amount)	Additional paid-in capital	Common stock acquired by benefit plans	Retained earnings	Accumulated other comprehensive loss	Total shareholders' equity
Balance December 31, 2017	1,806,084	$18	$18,800	$(1,037)	$34,906	$(143)	$52,544
Stock-based compensation expense	—	—	83	—	—	—	83
Exercise of common stock options, net of withholdings to satisfy employee tax obligations	25,663	—	295	—	—	—	295
Shares released by ESOP trust and termination of ESOP	(22,389)	—	2,610	1,037	—	—	3,647
Common and preferred stock dividends declared	—	—	—	—	(258)	—	(258)
Net income	—	—	—	—	625	—	625
Other comprehensive loss	—	—	—	—	—	(1,412)	(1,412)
Balance September 30, 2018	1,809,358	$18	$21,788	$—	$35,273	$(1,555)	$55,524

See accompanying notes to consolidated financial statements.

Athens Bancshares Corporation & Subsidiary

Unaudited Consolidated Statement of Cash Flows

(Dollars in thousands)

For the Nine Months Ended September 30, 2018

Cash flows from operating activities:
Net income	$625
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	146
Depreciation and amortization	591
Net amortization of premiums on investment securities	218
Mortgage banking income	(842)
Net gain on sale of other real estate owned	(74)
Stock-based compensation	83
Deferred income tax benefit	(630)
Origination of loans held for sale	(13,333)
Proceeds from loans held for sale	13,699
Net increase in accrued interest receivable and other assets	(7,721)
Net decrease in accrued interest payable and other liabilities	(1,941)
Net cash used in operating activities	(9,179)
Cash flows from investing activities:
Activities in securities available-for-sale:
Maturities, prepayments and calls	7,336
Purchase of restricted equity securities	1,260
Net increase in loans	(25,999)
Purchase of premises and equipment	(716)
Net cash used in investing activities	(18,119)
Cash flows from financing activities:
Net increase in deposits	1,004
Payments on note payable to bank	(1,383)
Exercise of common stock options	295
Common and preferred stock dividends paid	(258)
Termination of ESOP	3,647
Net decrease in repurchase agreements	(463)
Net cash provided by financing activities	2,842
Net decrease in cash and cash equivalents	(24,456)
Cash and cash equivalents at beginning of period	36,509
Cash and cash equivalents at end of period	$12,053
Supplemental disclosures of cash paid:
Interest paid	$1,445
Income taxes	1,645

See accompanying notes to consolidated financial statements.

Athens Bancshares Corporation & Subsidiary

Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the period ended September 30, 2018 include Athens Bancshares Corporation and its wholly owned subsidiary, Athens Federal Community Bank, NA (the “Bank”, together referred to as the “Company”). Significant intercompany transactions and accounts are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X as promulgated by the SEC.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation of the financial condition and results of operations for the periods presented have been included.  Operating results for the nine months ended September 30, 2018, are not necessarily indicative of the results that may be expected for the full year or in any other period.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses (“ALL”), the valuation of our investment portfolio and deferred tax assets.  There have been no significant changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report for the year ended December 31, 2017.

Subsequent Events

Accounting Standards Codification (“ASC”) 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated all events or transactions that occurred after September 30, 2018 through the date of the issued financial statements.

NOTE 2 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the loan portfolio as of September 30, 2018 follows (dollars in thousands):

Commercial real estate	$117,744
Consumer real estate	138,255
Construction and land development	51,872
Commercial and industrial	23,885
Consumer and other	18,548
Total	350,304
Less net unearned income	(1,183)
Total loans	349,121
Allowance for loan losses	(4,039)
Total loans, net	$345,082

The following tables detail the changes in the ALL for the nine months ended September 30, 2018 (dollars in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer and other	Total

Balance, beginning of period	$1,333	$1,011	$206	$474	$937	$3,961
Charged-off loans	—	—	—	—	(181)	(181)
Recoveries	20	17	1	—	75	113
Provision for loan losses	(3)	260	17	(76)	(52)	146
Balance, end of period	$1,350	$1,288	$224	$398	$779	$4,039

A breakdown of the ALL and the loan portfolio by loan category at September 30, 2018 follows (dollars in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer and other	Total

Allowance for Loan Losses:
Collectively evaluated for impairment	$1,284	$1,288	$224	$356	$777	$3,929
Individually evaluated for impairment	66	—	—	42	2	110
Balances, end of period	$1,350	$1,288	$224	$398	$779	$4,039
Loans:
Collectively evaluated for impairment	$117,562	$136,983	$51,850	$22,370	$18,480	$347,245
Individually evaluated for impairment	182	1,272	22	1,515	68	3,059
Balances, end of period	$117,744	$138,255	$51,872	$23,885	$18,548	$350,304

The following table presents the Company’s impaired loans that were evaluated for specific loss allowance as of September 30, 2018 (dollars in thousands):

	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial real estate	$—	$—	$—
Consumer real estate	1,272	1,272	—
Construction and land development	22	22	—
Commercial and industrial	—	—	—
Consumer	—	—	—
Other	—	—	—
Subtotal	1,294	1,294	—
With an allowance recorded:
Commercial real estate	182	182	66
Consumer real estate	—	—	—
Construction and land development	—	—	—
Commercial and industrial	1,515	1,515	42
Consumer	68	68	2
Other	—	—	—
Subtotal	1,765	1,765	110
Total	$3,059	$3,059	$110

The following table presents the recorded investment in non-accrual loans, past due loans over 89 days outstanding and accruing and troubled debt restructurings (“TDR”) by class of loans as of September 30, 2018 (dollars in thousands):

		Past Due Over 89	Troubled Debt
	Non-Accrual	Days and Accruing	Restructurings

Commercial real estate	$—	$—	$182
Consumer real estate	987	—	783
Construction and land development	21	—	—
Commercial and industrial	—	—	1,510
Consumer and other	64	—	20
Total	$1,072	$—	$2,495

NOTE 3 – STOCK OPTIONS

The Company has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statement of income as follows for the nine months ended September 30, 2018 (dollars in thousands):

Stock-based compensation expense before income taxes	$83
Less: deferred tax benefit	(22)
Reduction of net income	$61

A summary of the activity in stock options for the nine months ended September 30, 2018 follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at beginning of period	217,024	$14.12
Granted	—	—
Exercised	(25,663)	11.50
Forfeited or expired	—	—
Outstanding at end of period	191,361	$14.48	3.1
Fully vested and expected to vest	191,361	$14.48	3.1
Exercisable at end of period	191,361	$14.48	3.1

Information related to stock options for the nine months ended September 30, 2018 follows:

Intrinsic value of options exercised	$1,038,000
Cash received from option exercises	295,000
Tax benefit realized from option exercises	189,000
Weighted average fair value of options granted	—

NOTE 4 – EARNINGS PER SHARE

The following is a summary of the basic and diluted earnings per share calculation for the nine months ended September 30, 2018 (dollars in thousands, except share data):

Basic net income per share calculation:
Numerator – Net income	$625
Denominator – Average common shares outstanding	1,725,105
Basic net income per share	$0.36
Diluted net income per share calculation:
Numerator – Net income	$625
Denominator – Average common shares outstanding	1,725,105
Dilutive shares contingently issuable	77,490
Average diluted common shares outstanding	1,802,595
Diluted net income per share	$0.35

NOTE 5 – EMPLOYEE STOCK OWNERSIP PLAN

The Bank sponsored a leveraged ESOP that covered substantially all employees who met certain age and eligibility requirements. The ESOP purchased 222,180 shares with the proceeds of a 15 year loan from the Company which was payable in annual installments and bore interest at 3.25% per annum. ESOP shares are held by the plan trustee in a suspense account until allocated to participant accounts. Shares released from the suspense account are allocated to participants on the basis of their relative compensation in the year of allocation.  Participants become vested in the allocated shares upon four years of employment with the Bank. Any forfeited shares are allocated to other participants in the same proportion as contributions. As ESOP shares are allocated to participants, the Bank recognizes compensation expense equal to the fair value of the earned ESOP shares.  As of September 30, 2018 the Bank terminated the ESOP, allocated all unallocated shares to participants and paid of the loan to the Company. For the nine months ended September 30, 2018, the Bank recognized $3.6 million in compensation expense related to terminating the ESOP and allocating the remaining shares to participants.

NOTE 6 – SUBSEQUENT EVENT

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

SCHEDULE II—UNAUDITED PRO FORMA COMBINED CONSOLIDATED FINANCIAL INFORMATION OF CAPSTAR FINANCIAL HOLDINGS, INC. AND ATHENS BANCSHARES CORPORATION

The following unaudited pro forma combined consolidated financial information and accompanying notes showing the impact on the historical financial conditions and results of operations of CapStar and Athens have been prepared to illustrate the effects of the merger under the acquisition method of accounting. See “The Merger — Accounting Treatment.”

The unaudited pro forma combined consolidated income statement for the year ended December 31, 2018 is presented as if the merger had occurred on January 1, 2018. The historical consolidated financial information has been adjusted to reflect factually supportable items that are directly attributable to the merger and, with respect to the income statement only, expected to have a continuing impact on consolidated results of operations, as such, one-time merger costs are not included.

The unaudited pro forma combined consolidated financial statement is provided for informational purposes only. The unaudited pro forma combined consolidated financial statements is not necessarily, and should not be assumed to be, an indication of the results that would have been achieved had the merger been completed as of the dates indicated or that may be achieved in the future. The preparation of the unaudited pro forma combined consolidated financial statement and related adjustments required management to make certain assumptions and estimates. The unaudited pro forma combined consolidated financial statements should be read together with:

•	the accompanying notes to the unaudited pro forma combined consolidated financial statement;

•

CapStar’s audited consolidated financial statements and accompanying notes as of and for the twelve months ended December 31, 2018, included in CapStar’s Annual Report on Form 10-K for the year ended December 31, 2018;

•	CapStar’s Quarterly Report on Form 10-Q for the three months ended September 30, 2018, which is incorporated by reference into this joint proxy statement/prospectus;

•	Athens’ audited consolidated financial statements and accompanying notes as of and for the year ended December 31, 2017;

•	Athens’ unaudited consolidated financial statements and accompanying notes as of and for the nine months ended September 30, 2018;

•	other information pertaining to CapStar and Athens incorporated by reference into, or included in, this joint proxy statement/prospectus.

See “Selected Historical Consolidated Financial Data of CapStar,” “Selected Historical Consolidated Financial Data of Athens,” “Documents Incorporated by Reference” and “Index to Athens’s Consolidated Financial Statements.”

Unaudited Pro Forma Combined Consolidated Statement of Income

For the year ended December 31, 2018

(in thousands, except per share data)

	CapStar, as reported, For the Nine Months Ended September 30, 2018	Athens, as reported, for the Nine Months Ended September 30, 2018	CapStar, as reported, for the Three Months Ended December 31, 2018	Pro Forma Adjustments		Pro Forma Combined For the Year Ended December 31, 2018
Interest income:
Loans, including fees	$40,197	$13,443	$20,554	$1,003	b,f	$75,197
Securities:
Taxable	2,775	772	1,411	—		4,958
Tax-exempt	784	593	416	—		1,793
Federal funds sold	56	135	8	—		199
Restricted equity securities	389	339	181	—		909
Interest-bearing deposits in financial institutions	679	183	330	—		1,192
Total interest income	44,880	15,465	22,900	1,003		84,248
Interest expense:
Deposits	9,088	1,403	4,462	(178)	e	14,775
Federal funds purchased	3	—	—	—		3
Securities sold under agreements to repurchase	—	—	3			3
Federal Home Loan Bank advances	1,813	—	719	—		2,532
Note payable to bank	—	9	—	(9)	b	—
Total interest expense	10,904	1,412	5,184	(187)		17,313
Net interest income	33,976	14,053	17,716	1,190		66,935
Provision for loan losses	1,328	146	1,514	—		2,988
Net interest income after provision for loan losses	32,648	13,907	16,202	1,190		63,947
Noninterest income:
Treasury management and other deposit service charges	1,357	2,184	793	—		4,334
Net gain (loss) on sale of securities	2	—	1	—		3
Tri-Net fees	1,227	—	276	—		1,503
Mortgage banking income	4,329	842	1,324	—		6,495
Other noninterest income	2,157	2,207	3,993	—		8,357
Total noninterest income	9,072	5,233	6,387	—		20,692
Noninterest expense:
Salaries and employee benefits	19,111	7,065	9,475	—		35,651
Data processing and software	2,411	1,138	1,424	—		4,973
Professional fees	1,074	532	534	—		2,140
Occupancy	1,600	1,112	736	—		3,448
Equipment	1,661	568	810	—		3,039
Regulatory fees	664	269	364	—		1,297
Merger related expenses	875	4,731	8,929	(14,535)	a	—
Other operating	2,259	2,347	1,560	985	c,d	7,151
Total noninterest expense	29,655	17,762	23,832	(13,550)		57,699
Income before income taxes	12,065	1,378	(1,243)	14,740		26,940
Income tax expense (benefit)	1,702	753	(535)	3,853	g	5,773
Net income	$10,363	$625	$(708)	$10,887		$21,167
Per share information:
Basic net income per share of common stock	$0.87	$0.36	$(0.04)	$—		$1.24
Diluted net income per share of common stock	$0.79	$0.35	$(0.04)	$—		$1.14
Weighted average shares outstanding:
Basic	11,851,476	1,725,105	17,509,525	3,456,811		17,033,392
Diluted	13,052,758	1,802,595	18,716,562	3,761,316		18,616,669

See accompanying notes to Unaudited Pro Forma Combined Consolidated Financial Information

NOTES TO UNAUDITED PRO FORMA CONDENSED COMBINED FINANCIAL STATEMENT

(all amounts are in thousands, except per share data, unless otherwise indicated)

Note 1—Basis of Pro Forma Presentation

The unaudited pro forma combined income statement for the year ended December 31, 2018 is based on the historical financial statements of CapStar and Athens after giving effect to the completion of the mergers and the assumptions and adjustments described in the accompanying notes. Such financial statements do not reflect cost savings or operating synergies expected to result from the mergers, or the costs to achieve these cost savings or operating synergies, or any anticipated disposition of assets that may result from the integration of the operations of the three companies. Certain historical financial information has been reclassified to conform to the current presentation.

The transactions will be accounted for under the acquisition method of accounting in accordance with Accounting Standards Codification (“ASC”) Topic 805, Business Combinations (“ASC 805”). In business combination transactions in which the consideration given is not in the form of cash (that is, in the form of non-cash assets, liabilities incurred, or equity interests issued), measurement of the acquisition consideration is based on the fair value of the consideration given or the fair value of the asset (or net assets) acquired, whichever is more clearly evident and, thus, a more reliable measure.

Under ASC 805, all of the assets acquired and liabilities assumed in a business combination are recognized at their acquisition-date fair value, while transaction costs and restructuring costs associated with the business combination are expensed as incurred. The excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill. Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally affect income tax expense. Subsequent to the completion of the merger, CapStar and Athens will finalize an integration plan, which may affect how the assets acquired, including intangible assets, will be utilized by the combined company. For those assets in the combined company that will be phased out or will no longer be used, additional amortization, depreciation and possibly impairment charges will be recorded after management completes the integration plan.

The unaudited pro forma information is presented solely for informational purposes and is not necessarily indicative of the combined results of operations or financial position that might have been achieved for the periods or dates indicated, nor is it necessarily indicative of the future results of the combined company.

Note 2—Acquisition Consideration

Under the terms of the Athens Merger Agreement, Athens shareholders received 2.864 shares of CapStar common stock for each share of Athens common stock.

As of October 1, 2018, the acquisition consideration was as follows.

(dollars are in thousands, except per share data)
Total number of common shares as provided by Athens management	1,809,358
Total number of Athens common stock to exchange	1,809,358
Per share exchange ratio	2.864
Number of shares of CapStar common stock as exchanged	5,181,916
Multiplied by CapStar common stock price per share on September 30, 2018	$16.70
Estimated fair value of CapStar common stock issued (“Stock Consideration”)	$86,538

Total number of stock options outstanding as provided by Athens management to exchange	548,051
Intrinsic value per stock option outstanding	$11.64
Estimated fair value of stock options rolled ("Rolled Stock Options Consideration")	$6,380

Stock Consideration	$86,538
Rolled Stock Options Consideration	$6,380
Total Preliminary Estimated Acquisition Consideration	$92,918

Note 3—Preliminary Estimated Acquisition Consideration Allocation

Under the acquisition method of accounting, the total acquisition consideration is allocated to the acquired tangible and intangible assets and assumed liabilities of Athens based on their estimated fair values as of the closing of the merger. The excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed, if any, is allocated to goodwill.

The allocation of the estimated acquisition consideration with regard to Athens is preliminary because the proposed merger has not yet been completed. The preliminary allocation is based on estimates, assumptions, valuations, and other studies which have not progressed to a stage where there is sufficient information to make a definitive allocation. Accordingly, the acquisition consideration allocation unaudited pro forma adjustments will remain preliminary until CapStar management determines the final acquisition consideration and the fair values of assets acquired and liabilities assumed. The final determination of the acquisition consideration allocation is anticipated to be completed as soon as practicable after the completion of the merger and will be based on the value of the CapStar common stock at the closing of the merger. The final amounts allocated to assets acquired and liabilities assumed could differ significantly from the amounts presented in the unaudited pro forma combined consolidated financial statement.

The total preliminary estimated acquisition consideration as shown in the table above is allocated to Athens’s tangible and intangible assets and liabilities as of September 30, 2018 based on their preliminary estimated fair values as follows.

Cash and cash equivalents	$12,053
Securities available-for-sale	67,426
Loans	344,833
Premises and equipment, net	9,208
Goodwill	31,291
Core deposit intangible	8,980
Other assets	30,510
Deposits	(404,520)
Other liabilities	(6,863)
Total acquisition consideration	$92,918

Approximately $8,980 has been allocated to amortizable intangible assets acquired. The amortization related to the fair value of net amortizable intangible assets is reflected as a pro forma adjustment to the unaudited pro forma condensed combined financial statement.

Identifiable intangible assets. The fair values of intangible assets were determined based on the provisions of ASC 805, which defines fair value in accordance with ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Intangible assets were identified that met either the separability criterion or the contractual-legal criterion described in ASC 805. The allocation to intangible assets is allocated to core deposit intangibles.

Goodwill. Goodwill represents the excess of the preliminary estimated acquisition consideration over the preliminary fair value of the underlying net tangible and intangible assets. Among the factors that contributed to a purchase price in excess of the fair value of the net tangible and intangible assets are the skill sets, operations, customer base and organizational cultures that can be leveraged to enable the combined company to build an enterprise greater than the sum of its parts. In accordance with ASC Topic 350, Intangibles—Goodwill and Other, goodwill will not be amortized, but instead will be tested for impairment at least annually and whenever events or circumstances have occurred that may indicate a possible impairment. In the event management determines that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of the impairment during the period in which the determination is made.

Note 4—Preliminary Unaudited Pro Forma and Acquisition Accounting Adjustments

The unaudited pro forma financial information is not necessarily indicative of what the financial position actually would have been had the merger been completed at the date indicated. Such information includes adjustments which are preliminary and may be revised. Such revisions may result in material changes. The financial position shown herein is not necessarily indicative of what the past financial position of the combined companies would have been, nor necessarily indicative of the financial position of the post-merger periods. The unaudited pro forma financial information does not give consideration to the impact of possible cost savings, expense efficiencies, synergies, strategy modifications, asset dispositions or other actions that may result from the merger.

The following unaudited pro forma adjustments result from accounting for the merger, including the determination of fair value of the assets, liabilities, and commitments which CapStar, as the acquirer, will acquire from Athens. The descriptions related to these preliminary adjustments are as follows.

Income Statement – Pro Forma Adjustments

		Debit	Credit
a	Remove one-time merger related expenses		$14,535
b	Elimination of intercompany income/expense	9	9
c	Remove amortization of existing CDI		273
d	Amortization of new CDI	1,258
e	Deposit premium amortization		178
f	Estimate of loan interest accretion		1,012
g	Income tax benefit of pro forma adjustments	3,853

a)	Remove one-time merger related expenses incurred to date.
b)	Elimination of intercompany income/expense related to Athens' deposits/loan held at CapStar.
c)	Remove amortization expense of Athens’ existing core deposit intangible ("CDI") asset.
d)

The estimate of CDI related to CapStar's acquisition of Athens is expected to approximate $8,980 and will be amortized over a ten year period on an accelerated basis which is expected to produce approximately $1.7 million of amortization expense during the first twelve months of operations.

e)	The amortization related to a time deposit premium recorded in connection with estimating the fair value of Athens’ time deposits.
f)

Represents the estimate of the first twelve months interest income accretion related to the preliminary estimate of the fair value adjustment of the loans acquired pursuant to the merger.  The total amount to be accreted in interest income over the estimated lives of the related loans is approximately $4.8 million.

g)	Adjustment to reflect the income tax provision of the Pro Forma Adjustments using 26.14% as the incremental effective tax rate.

Note 5—Earnings per Common Share

Unaudited pro forma earnings per common share for the year ended December 31, 2018 has been calculated using CapStar’s historic weighted average common shares outstanding plus the common shares assumed to be issued to Athens’ shareholders in the merger.

The following table sets forth the calculation of basic and diluted unaudited pro forma earnings per common share for the year ended December 31, 2018. In the table below, amounts are in thousands except for per share data.

	Basic	Diluted
Pro forma net income available to common shareholders	$21,167	$21,167
Weighted average common shares outstanding:
CapStar	11,851,476	13,052,758
Common shares issued to Athens	5,181,916	5,563,911
Pro forma	17,033,392	18,616,669
Pro forma net income per common share	$1.24	$1.14

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgment in evaluating its controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), were effective as of the end of the period covered by this Report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of the financial statements. As of December 31, 2018, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment, management determined that there were no material weaknesses in the Company’s internal control over financial reporting and that the Company maintained effective internal control over financial reporting as of December 31, 2018.

Attestation Report of the Registered Public Accounting Firm

Elliott Davis, LLC, the Company’s independent registered public accounting firm, audited the consolidated financial statements of the Company included in this Report. Their report is included in “Part II, Item 8.—Exhibits and Financial Statements” under the heading “Report of Independent Registered Public Accounting Firm.” This Annual Report does not include an attestation report of the Company's independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for an Emerging Growth Company.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be presented in, and is incorporated herein by reference to, CapStar Financial’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2018.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will be presented in, and is incorporated herein by reference to, CapStar Financial’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2018.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2018:

Number of shares
	Number of shares		remaining
	to be issued	Weighted	available for
	upon	average exercise	future issuances
	exercise of	price of	under equity
	outstanding	outstanding	compensation
	options,	options,	plans (excluding
	warrants	warrants	shares reflected
	and rights	and rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders:
CapStar Financial Holdings, Inc. Stock Incentive Plan	507,903	$8.66	422,900
Equity compensation plans not approved by shareholders	—	—	—
Total	507,903	$8.66	422,900
______________________________________

(1)	Represents 507,903 shares of common stock subject to issuance upon exercise of issued and outstanding stock options.

The other information required by this Item will be presented in, and is incorporated herein by reference to, CapStar Financial’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2018.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be presented in, and is incorporated herein by reference to, CapStar Financial’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2018.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be presented in, and is incorporated herein by reference to, CapStar Financial’s Definitive Proxy Statement for the 2019 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2018.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following is a list of documents filed as a part of this Report:

(1)	Financial Statements

Included herein at pages 59 through 125.

(2)	Financial Statement Schedules

See Item 15(c) of this Report.

(3)	Exhibits

See Item 15(b) of this Report.

(b)	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index at the end of this Item 15.

(c)	Financial Statement Schedules.

Schedule I—Athens Bancshares Corporation & Subsidiary—Unaudited Financial Statements as of and for the Nine Months Ended September 30, 2018

Schedule II—Unaudited Pro Forma Combined Consolidated Financial Information of CapStar Financial Holdings, Inc. and Athens Bancshares Corporation

Exhibit Number	EXHIBIT INDEX Description
2.1 2.2

Agreement and Plan of Share Exchange, dated as of December 1, 2015, between CapStar Bank and CapStar Financial Holdings, Inc.  (incorporated by reference herein to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

Agreement and Plan of Merger, dated as of June 11, 2018, by and between CapStar Financial Holdings, Inc. and Athens Bancshares Corporation (incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K  filed on June 14, 2018)

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

Second Amended and Restated Shareholders’ Agreement, dated as of August 22, 2016, among CapStar Financial Holdings, Inc., CapStar Bank, Corsair III Financial Services Capital Partners, L.P., Corsair III Financial Services Offshore 892 Partners, L.P., North Dakota Investors, LLC and certain other persons named therein (incorporated by reference herein to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

10.1†

Seventh Amended and Restated Executive Employment Agreement, dated April 26, 2018, between CapStar Financial Holdings, Inc., CapStar Bank, and Claire W. Tucker (incorporated by reference herein to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2018)

10.2†

Amendment to the Seventh Amended and Restated Executive Employment Agreement between CapStar Financial Holdings, Inc. and Claire W. Tucker, dated as of December 28, 2018 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 4, 2019)

10.3†

Fourth Amended and Restated Executive Employment Agreement between CapStar Financial Holdings, Inc., CapStar Bank and Robert B. Anderson, dated as of December 28, 2018 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 4, 2019)

10.4†

CapStar Financial Holdings, Inc. Restricted Stock Agreement between CapStar Financial Holdings, Inc. and Robert B. Anderson, dated as of December 28, 2018 (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 4, 2019)

10.5†	Promissory Note between CapStar Bank and Robert B. Anderson, dated December 28, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 4, 2019)

10.6†

Fourth Amended and Restated Executive Employment Agreement, dated April 26, 2018, between CapStar Bank and Dandridge W. Hogan (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 2, 2018)

10.7†

Second Amended and Restated Executive Employment Agreement between CapStar Bank and Christopher Tietz, dated as of December 28, 2018 (incorporated by reference herein to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 4, 2019)

10.8†

CapStar Financial Holdings, Inc. Restricted Stock Agreement between CapStar Financial Holdings, Inc. and Christopher Tietz, dated as of December 28, 2018 (incorporated by reference herein to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 4, 2019)

10.9†	Promissory Note between CapStar Bank and Christopher Tietz, dated December 28, 2018 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 4, 2019)

10.10†

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

10.13†

CapStar Financial Holdings, Inc. form of Restricted Stock Agreement to replace awards of CapStar Bank Restricted Stock (incorporated by reference herein to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

10.14†

CapStar Financial Holdings, Inc. form of Non-Qualified Stock Option Agreement to replace awards of CapStar Bank Options (incorporated by reference herein to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

10.15†

Form of Common Stock Purchase Warrant Agreement (incorporated by reference herein to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

10.16†	Form of Non-Voting Common Stock Warrant (incorporated by reference herein to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

10.17†

Termination Agreement, dated April 26, 2017, by and between CapStar Financial Holdings, Inc. and Dale W. Polley (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2017)

10.18† 10.19†

First Amendment to the CapStar Financial Holdings, Inc. Stock Incentive Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2017)

Second Amendment to the CapStar Financial Holdings, Inc. Stock Incentive Plan (incorporated by reference herein to Appendix A to the Company’s Definitive Proxy Statement filed on March 19, 2018)

10.20†

Athens Bancshares Corporation 2010 Equity Incentive Plan and related form agreement (incorporated by reference herein to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File Number 333-227625) filed on October 1, 2018)

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

CAPSTAR FINANCIAL HOLDINGS, INC.

Date: March 15, 2019	By:	/s/ Claire W. Tucker
Claire W. Tucker
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Claire W. Tucker	Director, President and Chief Executive Officer
Claire W. Tucker	(Principal Executive Officer)	March 15, 2019

/s/ Robert B. Anderson	Chief Financial Officer and Chief Administrative Officer
Robert B. Anderson	(Principal Financial Officer and Principal Accounting Officer)	March 15, 2019

/s/ Dennis C. Bottorff Dennis C. Bottorff	Chairman	March 15, 2019

/s/ Jeffrey L. Cunningham	Director, EVP of Strategic Mergers & Acquisitions	March 15, 2019
Jeffrey L. Cunningham

/s/ L. Earl Bentz L. Earl Bentz	Director	March 15, 2019

/s/ Thomas R. Flynn Thomas R. Flynn	Director	March 15, 2019

/s/ Julie D. Frist Julie D. Frist	Vice Chair	March 15, 2019

/s/ Louis A. Green III Louis A. Green III	Director	March 15, 2019

/s/ Myra NanDora Jenne	Director	March 15, 2019
Myra NanDora Jenne

/s/ Dale W. Polley Dale W. Polley	Vice Chair	March 15, 2019

/s/ Stephen B. Smith Stephen B. Smith	Director	March 15, 2019

/s/ Richard E. Thornburgh Richard E. Thornburgh	Director	March 15, 2019

/s/ James S. Turner, Jr. James S. Turner, Jr.	Director	March 15, 2019

/s/ Toby S. Wilt Toby S. Wilt	Director	March 15, 2019