Form 10-Q
period 2019-03-31
CapStar Financial Holdings, Inc.
filed 2019-05-01
CIK 1676479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________.

Commission File Number:  001-37886

CAPSTAR FINANCIAL HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Tennessee	81-1527911
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1201 Demonbreun Street, Suite 700 Nashville, Tennessee (Address of principal executive offices)	37203 (zip code)

(615) 732-6400

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of April 29, 2019
Common Stock, par value $1.00 per share	17,546,691
Non-voting Common Stock, par value $1.00 per share	132,561

CAPSTAR FINANCIAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

TERMINOLOGY

The terms “we,” “our,” “us,” “CapStar,” “the Company,” “CSTR” and “CapStar Financial” that appear in this Quarterly Report on Form 10-Q (this “Report”) refer to CapStar Financial Holdings, Inc. and its wholly-owned subsidiary, CapStar Bank, which we sometimes refer to as “CapStar Bank,” “our bank subsidiary,” “the Bank” and “our Bank”.

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

The acceptance by customers of Athens of the Company’s products and services; the ability of the Company to meet expectations regarding the benefits, costs, synergies and financial and operational impact of the Athens merger; the possibility that any of the anticipated benefits, costs, synergies and financial and operational improvements of the Athens merger will not be realized or will not be realized as expected; the possibility that the Athens merger integration will be more expensive than anticipated; the opportunities to enhance market share in certain markets and the acceptance of the Company generally in new markets; economic conditions (including interest rate environment, government economic and monetary policies, the strength of global financial markets and inflation and deflation) that impact the financial services industry as a whole and/or our business; the concentration of our business in the Nashville metropolitan statistical area (“MSA”) and the effect of changes in the economic, political and environmental conditions on this market; increased competition in the financial services industry, locally, regionally or nationally, which may adversely affect pricing and the other terms offered to our clients; an increase in the cost of deposits, loss of deposits or a change in the deposit mix, which could increase our cost of funding; an increase in the costs of capital, which could negatively affect our ability to borrow funds, successfully raise additional capital or participate in strategic acquisition opportunities; our dependence on our management team and board of directors and changes in our management and board composition; our reputation in the community; our ability to execute our strategy to achieve our loan, ROAA and efficiency ratio goals, hire seasoned bankers, and achieve deposit growth through organic growth and strategic acquisitions; credit risks related to the size of our borrowers and our ability to adequately identify, assess and limit our credit risk; our concentration of large loans to a small number of borrowers as well as to borrowers located within the Nashville MSA; the significant portion of our loan portfolio that originated during the past two years and therefore may less reliably predict future collectability than older loans; the adequacy of reserves (including our allowance for loan losses) and the appropriateness of our methodology for calculating such reserves; non-performing loans and leases; non-performing assets; charge-offs, non-accruals, troubled debt restructurings, impairments and other credit-related issues; adverse trends in the healthcare service industry, which is an integral component of our market’s economy; our management of risks inherent in our commercial real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of our collateral and our ability to sell collateral upon any foreclosure; governmental legislation and regulation, including changes in the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act of 2010, as amended, the Tax Cuts and Jobs Act of 2017, as amended, Basel guidelines, capital requirements, accounting regulation or standards and other applicable laws and regulations; the loss of large depositor relationships, which could force us to fund our business through more expensive and less stable sources; operational and liquidity risks associated with our business, including liquidity risks inherent in correspondent banking; volatility in interest rates and our overall management of interest rate risk, including managing the sensitivity of our interest-earning assets and interest-bearing liabilities to interest rates, and the impact to our earnings from a change in interest rates; the potential for our Bank’s regulatory lending limits and other factors related to our size to restrict our growth and prevent us from effectively implementing our business strategy; strategic acquisitions we may undertake to achieve our goals; the sufficiency of our capital, including sources of capital and the extent to which we may be required to raise additional capital to meet our goals; fluctuations in the fair value of our investment securities that are beyond our control; deterioration in the fiscal position of the U.S. government and downgrades in Treasury and federal agency securities; potential exposure to fraud, negligence, computer theft and cyber-crime; the adequacy of our risk management framework; our dependence on our information technology and telecommunications systems and the potential for any systems failures or interruptions; threats to and breaches of our information technology systems and data security, including cyber-attacks; our dependence upon outside third parties for the processing and handling of our records and data; our ability to adapt to technological change; the financial soundness of other financial institutions; our exposure to environmental liability risk associated with our lending activities; our engagement in derivative transactions; our involvement from time to time in legal proceedings and examinations and remedial actions by regulators; our involvement from time to time in litigation or other proceedings instituted by or against shareholders, customers, employees or third parties and the cost of legal fees associated with such litigation or proceedings; the susceptibility of our market to natural disasters and acts of God; and the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting.

The foregoing factors should not be construed as exhaustive and should be read in conjunction with those factors that are detailed from time to time in the Company’s periodic and current reports filed with the Securities and Exchange Commission (the “SEC”), including those factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 under the heading “Item 1A. Risk Factors” and in the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this Report, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31, 2019
	(unaudited)	December 31, 2018
Assets
Cash and due from banks	$14,459	$17,967
Interest-bearing deposits in financial institutions	97,737	76,714
Federal funds sold	8,125	10,762
Total cash and cash equivalents	120,321	105,443
Securities available-for-sale, at fair value	233,691	243,808
Securities held-to-maturity, fair value of $3,806 and $3,785 at March 31, 2019 and December 31, 2018, respectively	3,727	3,734
Loans held for sale	72,870	57,618
Loans	1,467,786	1,429,794
Less allowance for loan losses	(12,959)	(12,113)
Loans, net	1,454,827	1,417,681
Premises and equipment, net	19,632	18,821
Restricted equity securities	14,145	12,038
Accrued interest receivable	6,446	5,964
Goodwill	37,510	37,510
Core deposit intangible, net	8,108	8,538
Other real estate owned, net	1,038	988
Other assets	63,496	51,740
Total assets	$2,035,811	$1,963,883
Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$312,597	$289,552
Interest-bearing	450,462	434,921
Savings and money market accounts	492,619	497,108
Time	423,124	348,427
Total deposits	1,678,802	1,570,008
Federal Home Loan Bank advances	75,000	125,000
Other liabilities	22,258	14,496
Total liabilities	1,776,060	1,709,504
Shareholders’ equity:
Series A convertible preferred stock, $1 par value; 5,000,000 shares authorized; 878,048 shares issued and outstanding at March 31, 2019 and December 31, 2018	878	878
Common stock, voting, $1 par value; 20,000,000 shares authorized; 17,632,563 and 17,592,160 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	17,633	17,592
Common stock, nonvoting, $1 par value; 5,000,000 shares authorized; 132,561 shares issued and outstanding at March 31, 2019 and December 31, 2018	133	133
Additional paid-in capital	210,673	211,789
Retained earnings	31,338	27,303
Accumulated other comprehensive loss, net of income tax	(904)	(3,316)
Total shareholders’ equity	259,751	254,379
Total liabilities and shareholders’ equity	$2,035,811	$1,963,883

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended
	March 31,
	2019	2018
Interest income:
Loans, including fees	$20,592	$12,234
Securities:
Taxable	1,346	880
Tax-exempt	377	280
Federal funds sold	19	20
Restricted equity securities	187	129
Interest-bearing deposits in financial institutions	446	201
Total interest income	22,967	13,744
Interest expense:
Interest-bearing deposits	1,594	754
Savings and money market accounts	1,718	1,005
Time deposits	1,813	649
Federal funds purchased	4	1
Securities sold under agreements to repurchase	5	—
Federal Home Loan Bank advances	831	489
Total interest expense	5,965	2,898
Net interest income	17,002	10,846
Provision for loan losses	886	678
Net interest income after provision for loan losses	16,116	10,168
Noninterest income:
Treasury management and other deposit service charges	798	402
Net gain on sale of securities	12	—
Tri-Net fees	641	528
Mortgage banking income	1,385	1,313
Other noninterest income	1,899	847
Total noninterest income	4,735	3,090
Noninterest expense:
Salaries and employee benefits	8,432	6,257
Data processing and software	1,474	798
Professional fees	543	474
Occupancy	883	521
Equipment	852	539
Regulatory fees	274	203
Merger related expenses	594	—
Amortization of intangibles	430	10
Other operating	1,243	778
Total noninterest expense	14,725	9,580
Income before income taxes	6,126	3,678
Income tax expense	1,346	483
Net income	$4,780	$3,195
Per share information:
Basic net income per share of common stock	$0.27	$0.27
Diluted net income per share of common stock	$0.25	$0.25
Weighted average shares outstanding:
Basic	17,783,239	11,664,245
Diluted	18,830,933	12,975,759

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income	$4,780	$3,195
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	3,264	(4,354)
Reclassification adjustment for gains included in net income	(12)	—
Tax effect	(850)	1,138
Net of tax	2,402	(3,216)
Unrealized losses on securities transferred to held-to-maturity:
Reclassification adjustment for losses included in net income	—	14
Tax effect	—	(4)
Net of tax	—	10
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	(241)	424
Reclassification adjustment for losses included in net income	197	250
Tax effect	54	(134)
Net of tax	10	540
Other comprehensive income (loss)	2,412	(2,666)
Comprehensive income	$7,192	$529

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands, except share data)

	Preferred	Common Stock, voting		Common Stock, nonvoting		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	stock	Shares	Amount	Shares	Amount	capital	earnings	loss	equity
Balance December 31, 2017	$878	11,449,465	$11,450	132,561	$133	$118,120	$18,892	$(2,527)	$146,946
Issuance of restricted common stock, net of forfeitures and withholdings to satisfy employee tax obligations	—	24,729	25	—	—	(354)	—	—	(329)
Stock-based compensation expense	—	—	—	—	—	305	—	—	305
Exercise of employee common stock options, net of withholdings to satisfy employee tax obligations	—	61,822	62	—	—	238	—	—	300
Exercise of common stock warrants	—	104,781	104	—	—	838	—	—	942
Net income	—	—	—	—	—	—	3,195	—	3,195
Other comprehensive loss	—	—	—	—	—	—	—	(2,666)	(2,666)
Balance March 31, 2018	$878	11,640,797	$11,641	132,561	$133	$119,147	$22,087	$(5,193)	$148,693
Balance December 31, 2018	$878	17,592,160	$17,592	132,561	$133	$211,789	$27,303	$(3,316)	$254,379
Issuance of restricted common stock, net of forfeitures and withholdings to satisfy employee tax obligations	—	13,801	14	—	—	(182)	—	—	(168)
Stock-based compensation expense	—	—	—	—	—	344	—	—	344
Exercise of employee common stock options, net of withholdings to satisfy employee tax obligations	—	182,002	182	—	—	998	—	—	1,180
Repurchase of common stock	—	(155,400)	(155)	—	—	(2,276)	—	—	(2,431)
Common and preferred stock dividends declared ($0.04 per share)	—	—	—	—	—	—	(745)	—	(745)
Net income	—	—	—	—	—	—	4,780	—	4,780
Other comprehensive income	—	—	—	—	—	—	—	2,412	2,412
Balance March 31, 2019	$878	17,632,563	$17,633	132,561	$133	$210,673	$31,338	$(904)	$259,751

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net income	$4,780	$3,195
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	886	678
Accretion of discounts on acquired loans and deferred fees	(559)	(171)
Depreciation and amortization	737	104
Net amortization of premiums on investment securities	205	289
Securities (gains) losses, net	(12)	—
Mortgage banking income	(1,385)	(1,313)
Tri-Net fees	(641)	(528)
Stock-based compensation	344	305
Deferred income tax expense	395	255
Origination of loans held for sale	(130,697)	(123,853)
Proceeds from loans held for sale	117,471	137,501
Net increase in accrued interest receivable and other assets	(13,438)	(691)
Net increase (decrease) in accrued interest payable and other liabilities	7,718	(444)
Net cash provided by (used in) operating activities	(14,196)	15,327
Cash flows from investing activities:
Activities in securities available-for-sale:
Purchases	(2,138)	(8,639)
Sales	9,722	2,014
Maturities, prepayments and calls	5,599	5,044
Purchase of restricted equity securities	(2,107)	(3)
Net increase in loans	(37,523)	(83,949)
Purchase of premises and equipment	(1,109)	(66)
Net cash used in investing activities	(27,556)	(85,599)
Cash flows from financing activities:
Net increase in deposits	108,794	7,687
Proceeds from Federal Home Loan Bank advances	65,000	30,000
Payments on Federal Home Loan Bank advances	(115,000)	—
Repurchase of common stock	(2,431)	—
Exercise of common stock options and warrants, net of repurchase of restricted shares	1,012	913
Common and preferred stock dividends paid	(745)	—
Net cash provided by financing activities	56,630	38,600
Net increase (decrease) in cash and cash equivalents	14,878	(31,672)
Cash and cash equivalents at beginning of period	105,443	82,797
Cash and cash equivalents at end of period	$120,321	$51,125
Supplemental disclosures of cash paid:
Interest paid	$6,034	$2,888
Income taxes	356	264
Cash paid for operating lease liabilities	459	394
Supplemental disclosures of noncash transactions:
Transfer of loans to other real estate	$50	$—
Loans charged off to the allowance for loan losses	82	160

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the period ended March 31, 2019 include CapStar Financial Holdings, Inc. and its wholly owned subsidiary, CapStar Bank (the “Bank”, together referred to as the “Company”). Significant intercompany transactions and accounts are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, determination of impairment of intangible assets, including goodwill, the valuation of our investment portfolio, deferred tax assets and estimated liabilities.  There have been no significant changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Subsequent Events

Accounting Standards Codification (“ASC”) 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated all events or transactions that occurred after March 31, 2019 through the date of the issued financial statements.

NOTE 2 – SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2019 and December 31, 2018 are summarized as follows (in thousands):

	March 31, 2019				December 31, 2018
	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value
Securities available-for-sale:
U. S. government agency securities	$10,785	$—	$(184)	$10,601	$11,053	$—	$(347)	$10,706
State and municipal securities	62,267	1,436	(303)	63,400	62,142	765	(981)	61,926
Mortgage-backed securities	138,851	1,080	(1,798)	138,133	146,547	776	(3,165)	144,158
Asset-backed securities	9,912	—	(164)	9,748	15,437	4	(157)	15,284
Other debt securities	11,858	51	(100)	11,809	11,863	71	(200)	11,734
Total	$233,673	$2,567	$(2,549)	$233,691	$247,042	$1,616	$(4,850)	$243,808
Securities held-to-maturity:
State and municipal securities	$3,727	$79	$—	$3,806	$3,734	$54	$(3)	$3,785
Total	$3,727	$79	$—	$3,806	$3,734	$54	$(3)	$3,785

Security fair values are established by an independent pricing service as of the dates indicated. The difference between amortized cost and fair value reflects current interest rates and represents the potential gain (loss) had the portfolio been liquidated on those dates. Security gains (losses) are realized only in the event of dispositions prior to maturity or other-than-temporary impairment. Securities with unrealized losses as of March 31, 2019 and December 31, 2018, and the length of time they were in continuous loss positions as of such dates are as follows (in thousands):

	Less than 12 months		12 months or more		Total
March 31, 2019	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
U. S. government agency securities	$—	$—	$10,601	$(184)	$10,601	$(184)
State and municipal securities	—	—	15,888	(303)	15,888	(303)
Mortgage-backed securities	2,931	(12)	85,318	(1,786)	88,249	(1,798)
Asset-backed securities	9,748	(164)	—	—	9,748	(164)
Other debt securities	985	(15)	5,472	(85)	6,457	(100)
Total temporarily impaired securities	$13,664	$(191)	$117,279	$(2,358)	$130,943	$(2,549)
December 31, 2018
U. S. government agency securities	$—	$—	$10,706	$(347)	$10,706	$(347)
State and municipal securities	13,455	(212)	17,376	(772)	30,831	(984)
Mortgage-backed securities	7,075	(17)	87,232	(3,148)	94,307	(3,165)
Asset-backed securities	8,262	(145)	2,439	(12)	10,701	(157)
Other debt securities	5,362	(200)	—	—	5,362	(200)
Total temporarily impaired securities	$34,154	$(574)	$117,753	$(4,279)	$151,907	$(4,853)

As noted in the table above, as of March 31, 2019, the Company had unrealized losses of $2.5 million in its investment securities portfolio. The unrealized losses associated with these investment securities are driven by changes in interest rates and are recorded as a component of equity. These investment securities will continue to be monitored as a part of our ongoing impairment analysis. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. If a shortfall in future cash flows is identified, a credit loss will be deemed to have occurred and will be recognized as a charge to earnings and a new cost basis for the security will be established.

Because the Company currently does not intend to sell any investment securities that have an unrealized loss at March 31, 2019, and it is not more-likely-than-not that we will be required to sell these investment securities before recovery of their amortized cost bases, which may be at maturity, we do not consider these securities to be other-than-temporarily impaired at March 31, 2019.

Securities with a carrying value of $168.4 million at March 31, 2019 were pledged to collateralize public deposits, derivative positions and Federal Home Loan Bank advances.

Results from sales of securities were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2019	March 31, 2018
Proceeds	$9,722	$2,014
Gross gains	70	70
Gross losses	(58)	(70)

The amortized cost and fair value of securities at March 31, 2019, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in less than one year	$6,096	$6,145	$395	$395
Due one to five years	31,435	31,836	3,332	3,411
Due five to ten years	40,627	41,260	—	—
Due beyond ten years	6,752	6,569	—	—
Mortgage-backed securities	138,851	138,133	—	—
Asset-backed securities	9,912	9,748	—	—
	$233,673	$233,691	$3,727	$3,806

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the loan portfolio as of March 31, 2019 and December 31, 2018 follows (in thousands):

	March 31, 2019	December 31, 2018
Commercial real estate	$574,001	$550,446
Consumer real estate	248,943	253,562
Construction and land development	162,237	174,670
Commercial and industrial	419,941	404,600
Consumer	26,241	25,615
Other	36,423	20,901
Total	1,467,786	1,429,794
Allowance for loan losses	(12,959)	(12,113)
	$1,454,827	$1,417,681

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

Loans not falling into the criteria above are considered to be pass-rated loans. The Company utilizes six loan grades within the pass risk rating.

The following tables present the loan balances by category as well as risk rating (in thousands):

	Non-impaired Loans
March 31, 2019	Pass	Special Mention	Substandard	Total Non-impaired	Total Impaired Loans	Total
Commercial real estate	$571,234	$173	$1,223	$572,630	$1,371	$574,001
Consumer real estate	244,890	1,753	1,347	247,990	953	248,943
Construction and land development	162,160	51	18	162,229	8	162,237
Commercial and industrial	402,650	8,537	7,298	418,485	1,456	419,941
Consumer	26,183	1	10	26,194	47	26,241
Other	36,423	—	—	36,423	—	36,423
Total	$1,443,540	$10,515	$9,896	$1,463,951	$3,835	$1,467,786
December 31, 2018
Commercial real estate	$547,616	$177	$1,262	$549,055	$1,391	$550,446
Consumer real estate	249,273	1,676	1,691	252,640	922	253,562
Construction and land development	174,591	52	19	174,662	8	174,670
Commercial and industrial	388,719	7,790	6,545	403,054	1,546	404,600
Consumer	25,556	1	27	25,584	31	25,615
Other	20,901	—	—	20,901	—	20,901
Total	$1,406,656	$9,696	$9,544	$1,425,896	$3,898	$1,429,794

None of the Company’s loans had a risk rating of “Doubtful” as of March 31, 2019 or December 31, 2018.

The following table details the changes in the ALL for the three months ended March 31, 2019 and 2018 (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Three Months Ended March 31, 2019
Balance, beginning of year	$3,309	$1,005	$2,431	$5,036	$105	$227	$12,113
Charged-off loans	—	—	—	—	(37)	(45)	(82)
Recoveries	6	3	—	2	18	13	42
Provision for loan losses	199	9	(65)	486	53	204	886
Balance, end of period	$3,514	$1,017	$2,366	$5,524	$139	$399	$12,959

Three Months Ended March 31, 2018
Balance, beginning of year	$3,324	$1,063	$1,628	$7,209	$91	$406	$13,721
Charged-off loans	—	—	—	(147)	(13)	—	(160)
Recoveries	5	1	—	272	46	—	324
Provision for loan losses	183	(28)	114	464	(2)	(53)	678
Balance, end of period	$3,512	$1,036	$1,742	$7,798	$122	$353	$14,563

A breakdown of the ALL and the loan portfolio by loan category at March 31, 2019 and December 31, 2018 follows (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
March 31, 2019
Allowance for Loan Losses:
Collectively evaluated for impairment	$3,514	$1,017	$2,366	$5,333	$139	$399	$12,768
Individually evaluated for impairment	—	—	—	191	—	—	191
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Balances, end of period	$3,514	$1,017	$2,366	$5,524	$139	$399	$12,959
Loans:
Collectively evaluated for impairment	$572,630	$247,990	$162,229	$418,485	$26,194	$36,423	$1,463,951
Individually evaluated for impairment	1,260	213	—	745	10	—	2,228
Acquired with deteriorated credit quality	111	740	8	711	37	—	1,607
Balances, end of period	$574,001	$248,943	$162,237	$419,941	$26,241	$36,423	$1,467,786

December 31, 2018
Allowance for Loan Losses:
Collectively evaluated for impairment	$3,309	$1,005	$2,431	$5,036	$105	$227	$12,113
Individually evaluated for impairment	—	—	—	—	—	—	—
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Balances, end of period	$3,309	$1,005	$2,431	$5,036	$105	$227	$12,113
Loans:
Collectively evaluated for impairment	$549,055	$252,640	$174,662	$403,054	$25,584	$20,901	$1,425,896
Individually evaluated for impairment	1,278	183	—	817	—	—	2,278
Acquired with deteriorated credit quality	113	739	8	729	31	—	1,620
Balances, end of period	$550,446	$253,562	$174,670	$404,600	$25,615	$20,901	$1,429,794

The following table presents the allocation of the ALL for each respective loan category with the corresponding percentage of the ALL in each category to total loans, net of deferred fees as of March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31, 2019		December 31, 2018
	Amount	Percent of total loans, net of deferred fees	Amount	Percent of total loans, net of deferred fees
Commercial real estate	$3,514	0.24%	$3,309	0.23%
Consumer real estate	1,017	0.07	1,005	0.07
Construction and land development	2,366	0.16	2,431	0.17
Commercial and industrial	5,524	0.38	5,036	0.35
Consumer	139	0.01	105	0.01
Other	399	0.03	227	0.02
Total allowance for loan and lease losses	$12,959	0.88%	$12,113	0.85%

The following table presents the Company’s impaired loans that were evaluated for specific loss allowance as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019			December 31, 2018
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial real estate	$1,371	$1,751	$—	$1,391	$1,775	$—
Consumer real estate	953	1,466	—	922	1,204	—
Construction and land development	8	25	—	8	18	—
Commercial and industrial	714	1,489	—	1,546	6,350	—
Consumer	47	77	—	31	56	—
Other	—	—	—	—	—	—
Subtotal	3,093	4,808	—	3,898	9,403	—
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—
Consumer real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	742	5,419	191	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	742	5,419	191	—	—	—
Total	$3,835	$10,227	$191	$3,898	$9,403	$—

The following presents information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2019		March 31, 2018
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate	$1,381	$16	$1,197	$10
Consumer real estate	938	—	—	—
Construction and land development	8	—	—	—
Commercial and industrial	724	—	1,470	—
Consumer	39	—	—	—
Other	—	—	—	—
Subtotal	3,090	16	2,667	10
With an allowance recorded:
Commercial real estate	—	—	—	—
Consumer real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	777	—	—	—
Consumer	—	—	—	—
Other	—	—	—	—
Subtotal	777	—	—	—
Total	$3,867	$16	$2,667	$10

Interest income recognized on a cash basis for impaired loans amounted to $10,000 for the three months ended March 31, 2018.  No interest income was recognized on a cash basis for impaired loans during the three months ended March 31, 2019.

The following table presents the aging of the recorded investment in past-due loans as of March 31, 2019 and December 31, 2018 by class of loans (in thousands):

	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total	Loans Not
March 31, 2019	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial real estate	$—	$5,709	$—	$5,709	$568,292	$574,001
Consumer real estate	367	38	417	822	248,121	248,943
Construction and land development	—	—	—	—	162,237	162,237
Commercial and industrial	291	753	—	1,044	418,897	419,941
Consumer	17	6	36	59	26,182	26,241
Other	—	—	—	—	36,423	36,423
Total	$675	$6,506	$453	$7,634	$1,460,152	$1,467,786
December 31, 2018
Commercial real estate	$300	$227	$—	$527	$549,919	$550,446
Consumer real estate	69	75	775	919	252,643	253,562
Construction and land development	—	—	—	—	174,670	174,670
Commercial and industrial	54	—	—	54	404,546	404,600
Consumer	52	—	43	95	25,520	25,615
Other	—	—	—	—	20,901	20,901
Total	$475	$302	$818	$1,595	$1,428,199	$1,429,794

The following table presents the recorded investment in non-accrual loans, past due loans over 89 days and accruing and troubled debt restructurings (“TDR”) by class of loans as of March 31, 2019 and December 31, 2018 (in thousands):

		Past Due Over 89	Troubled Debt
	Non-Accrual	Days and Accruing	Restructurings
March 31, 2019
Commercial real estate	$—	$—	$1,255
Consumer real estate	912	—	—
Construction and land development	8	—	—
Commercial and industrial	744	—	—
Consumer	48	—	—
Other	—	—	—
Total	$1,712	$—	$1,255

December 31, 2018
Commercial real estate	$—	$—	$1,391
Consumer real estate	1,187	214	—
Construction and land development	19	—	—
Commercial and industrial	817	—	—
Consumer	55	—	—
Other	—	—	—
Total	$2,078	$214	$1,391

As of March 31, 2019 and December 31, 2018, all loans classified as nonperforming were deemed to be impaired.

As of March 31, 2019 and December 31, 2018, the Company had a recorded investment in TDR of $1.3 million and $1.4 million, respectively.  The Company had no specific allowance for those loans at March 31, 2019 or December 31, 2018 and there were no commitments to lend additional amounts.  Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Bank’s loan policy.  Loans accounted for as TDR are individually evaluated for impairment.

There were no TDR identified during the three months ended March 31, 2019 or 2018. There were no TDR for which there was a payment default within twelve months following the modification during the three months ended March 31, 2019 or 2018.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

Acquired Loans

The following table presents changes in the carrying value of purchased credit impaired (“PCI”) loans (in thousands):

Three Months Ended
March 31, 2019
Balance at beginning of period	$1,620
Change due to payments received and accretion	(13)
Change due to loan charge-offs	—
Other	—
Balance at end of period	$1,607

The following table presents changes in the accretable yield for PCI loans (in thousands):

Three Months Ended
March 31, 2019
Balance at beginning of period	$440
Accretion	(13)
Reclassification from (to) nonaccretable difference	—
Other, net	11
Balance at end of period	$438

PCI loans had no impact on the ALL for the three months ended March 31, 2019 or 2018.

NOTE 4 – PREMISES AND EQUIPMENT

The Company leases certain premises and equipment under operating leases.  At March 31, 2019, the Company had lease liabilities totaling $13.2 million and right-of-use assets totaling $12.5 million related to these leases.  Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively.  For the three months ended March 31, 2019, the weighted average remaining lease term for operating leases was 11.3 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.53%.

Lease costs were as follows (in thousands):

Three Months Ended
March 31, 2019
Operating lease cost	$482
Short-term lease cost	—
Variable least cost	—
Total lease cost	$482

Rent expense for the three months ended March 31, 2018, prior to the adoption of ASU 2016-02 was $394,000.

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the three months ended March 31, 2019 or 2018.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows (in thousands):

March 31, 2019
Lease payments due:
Within one year	$1,537
After one but within two years	1,546
After two but within three years	1,548
After three but within four years	1,447
After four but within five years	1,313
After five years	8,545
Total undiscounted cash flows	15,936
Discount on cash flows	(2,778)
Total lease liability	$13,158

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES

The Company had outstanding borrowings totaling of $75.0 million and $125.0 million at March 31, 2019 and December 31, 2018, respectively, via various advances. These advances are non-callable; interest payments are due monthly, with principal due at maturity.

The following is a summary of the contractual maturities and average effective rates of outstanding advances (dollars in thousands):

	March 31, 2019		December 31, 2018
Year	Amount	Interest Rates	Amount	Interest Rates
2019	$75,000	2.54%	$125,000	2.48%
2020	—	—	—	—
2021	—	—	—	—
2022	—	—	—	—
2023	—	—	—	—
Thereafter	—	—	—	—
Total	$75,000	2.54%	$125,000	2.48%

Advances from the FHLB are collateralized by investment securities with a market value of $4.0 million, FHLB stock and certain commercial and residential real estate mortgage loans totaling $700.0 million under a blanket mortgage collateral agreement.  At March 31, 2019, the amount of available credit from the FHLB totaled $188.6 million.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods ended March 31, 2019 and 2018 (in thousands):

		Unrealized Gains	Unrealized
	Gains and	and Losses	Losses on
	Losses on	on Available	Securities
	Cash Flow	for Sale	Transferred to
Three Months Ended March 31, 2019	Hedges	Securities	Held to Maturity	Total
Beginning Balance	$(2,636)	$(680)	$—	$(3,316)
Other comprehensive income (loss) before reclassification	198	2,393	—	2,591
Amounts reclassified from accumulated other comprehensive income (loss)	(188)	9	—	(179)
Net current period other comprehensive income (loss)	10	2,402	—	2,412
Ending Balance	$(2,626)	$1,722	$—	$(904)

Three Months Ended March 31, 2018
Beginning Balance	$(3,679)	$1,162	$(10)	$(2,527)
Other comprehensive income (loss) before reclassification	768	(3,216)	20	(2,428)
Amounts reclassified from accumulated other comprehensive income (loss)	(228)	—	(10)	(238)
Net current period other comprehensive income (loss)	540	(3,216)	10	(2,666)
Ending Balance	$(3,139)	$(2,054)	$—	$(5,193)

The following were significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months	Three Months	Affected Line Item
Details about Accumulated Other	Ended	Ended	in the Statement Where
Comprehensive Income (Loss) Components	March 31, 2019	March 31, 2018	Net Income is Presented

Unrealized losses on cash flow hedges	$(110)	$(108)	Interest expense - money market
	(87)	(144)	Interest expense - Federal Home Loan Bank advances
	9	24	Income tax benefit
	$(188)	$(228)	Net of tax

Unrealized gains and (losses) on available-for-sale securities	$12	$—	Net gain on sale of securities
	(3)	—	Income tax expense
	$9	$—	Net of tax

Unrealized losses on securities transferred to held-to-maturity	$—	$(14)	Interest income - securities
	—	4	Income tax benefit
	$—	$(10)	Net of tax

NOTE 7 – INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2019 was 22.0% compared to 13.1% for the three months ended March 31, 2018.  In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions, including income tax consequences. In addition to other changes, the guidance changed the accounting for excess tax benefits and tax deficiencies from generally being recognized in additional paid-in capital to recognition as income tax expense or benefit in the period they occur. The Company adopted the new guidance in the first quarter of 2017. As a result, the Company’s income tax expense was reduced by $33,000 and $363,000 for the periods ended March 31, 2019 and 2018.

The effective tax rate compared favorably to the statutory federal rate of 21% and Tennessee excise tax rate of 6.5% primarily due to investments in qualified municipal securities, company owned life insurance, state tax credits, net of the effect of certain non-deductible expenses and the recognition of excess tax benefits related to stock compensation.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

The following table sets forth outstanding financial instruments whose contract amounts represent credit risk as of March 31, 2019 and December 31, 2018 (in thousands):

	Contract or notional amount
	March 31, 2019	December 31, 2018
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$696,426	$707,675
Standby letters of credit	12,069	12,273
Total	$708,495	$719,948

The Company is party to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims as of March 31, 2019, will not have a material impact on the financial statements of the Company.

NOTE 9 – DERIVATIVES

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

Interest Rate Swaps Designated as Cash Flow Hedges

Forward starting interest rate swaps with notional amounts totaling $20 million as of March 31, 2019 and December 31, 2018 were designated as cash flow hedges of certain liabilities and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness has been included in net income. Therefore, the aggregate fair value of the swaps is recorded in other assets (liabilities) with changes in fair value recorded in other comprehensive income (loss). The amount included in accumulated other comprehensive income (loss) would be reclassified to current earnings should the hedges no longer be considered effective. The Company expects the hedges to remain fully effective during the remaining terms of the swaps.

Summary information about the interest-rate swaps designated as cash flow hedges was as follows (dollars in thousands):

	March 31, 2019	December 31, 2018
Notional amounts	$20,000	$20,000
Weighted average pay rates	3.54%	3.54%
Weighted average receive rates	3 month LIBOR	3 month LIBOR
Weighted average maturity	4.2 years	4.5 years
Fair value	$(1,042)	$(836)
Amount of unrealized loss recognized in accumulated other comprehensive income, net of tax	$(770)	$(617)

Pursuant to its interest rate swap agreements, the Company pledged collateral to the counterparties in the form of investment securities with a carrying value of $2.0 million at March 31, 2019. There was no collateral posted from the counterparties to the Company as of March 31, 2019. It is possible that the Company may need to post additional collateral in the future or that the counterparties may be required to post collateral to the Company in the future.

Other Interest Rate Swaps

The Company also enters into swaps to facilitate customer transactions and meet their financing needs.  Upon entering into these transactions the Company enters into offsetting positions with large U.S. financial institutions in order to minimize risk to the Company. A summary of the Company’s customer related interest rate swaps was as follows (in thousands):

	March 31, 2019		December 31, 2018
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$28,359	$(250)	$29,126	$24
Pay variable/receive fixed swaps	28,359	250	29,126	(24)
Total	$56,718	$—	$58,252	$—

NOTE 10 – STOCK OPTIONS AND RESTRICTED SHARES

During 2008, the board of directors of the Bank approved the CapStar Bank 2008 Stock Incentive Plan. Following the formation of CapStar Financial Holdings, Inc. in 2016, and in connection with the Share Exchange, the outstanding awards of restricted stock and stock options under the CapStar Bank 2008 Stock Incentive Plan were exchanged for similar awards of restricted stock and stock options issued by CapStar Financial Holdings, Inc. under the CapStar Financial Holdings, Inc. Stock Incentive Plan (the “Plan”), which the board of directors adopted in 2016. The Stock Incentive Plan provides for the grant of stock-based incentives, including stock options, restricted stock units, performance awards and restricted stock, to employees, directors and service providers that are subject to forfeiture until vesting conditions have been satisfied by the award recipient under the terms of the award.  The Plan is intended to help align the interests of employees and our shareholders and reward our employees for improved Company performance.  The Plan reserved 1,569,475 shares of stock for issuance of stock incentives. Stock incentives include both restricted share and stock option grants.  During 2018, the board of directors approved the addition of 400,000 shares of stock for issuance of stock incentives under the Plan.  Total shares issuable under the plan were 399,184 at March 31, 2019.

The Company has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Stock-based compensation expense before income taxes	$344	$305
Less: deferred tax benefit	(90)	(80)
Reduction of net income	$254	$225

Restricted Shares

Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The fair value of each restricted stock grant is based on valuations performed by independent consultants. The recipients have the right to vote and receive dividends but cannot sell, transfer, assign, pledge, hypothecate, or otherwise encumber the restricted stock until the shares have vested. Restricted shares fully vest on the third anniversary of the grant date.  A summary of the changes in the Company’s nonvested restricted shares for the three months ended March 31, 2019 follows:

		Weighted
		Average
	Restricted	Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at beginning of period	157,616	$17.00
Granted	30,183	15.91
Vested	(50,401)	14.92
Forfeited	(6,467)	16.97
Nonvested at end of period	130,931	$17.55

As of March 31, 2019, there was $2.0 million of unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 2.2 years.  The total fair value of shares vested during the three months ended March 31, 2019 and 2018 was $0.8 million and $1.5 million.

Stock Options

Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant.  Option awards generally have a three year vesting period and a ten year contractual term.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model .  There were no options granted in 2019 or 2018.

A summary of the activity in stock options for the three months ended March 31, 2019 follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at beginning of period	507,903	$8.66
Granted	—	—
Exercised	(182,002)	6.48
Forfeited or expired	—	—
Outstanding at end of period	325,901	$9.88	4.2
Fully vested and expected to vest	325,305	$9.88	4.2
Exercisable at end of period	319,651	$9.82	4.1

Information related to stock options during each year follows:

	2019	2018
Intrinsic value of options exercised	$1,733,087	$897,541
Cash received from option exercises	1,179,923	949,500
Tax benefit realized from option exercises	15,411	234,617
Weighted average fair value of options granted	—	—

As of March 31, 2019, there was $0.01 million of unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 0.9 years.

NOTE 11 – REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by the Federal Reserve and the Bank is also subject to the regulatory capital requirements of the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that could, in that event, have a material adverse effect on the institutions’ financial statements. The relevant regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting principles. The capital classifications of the Company and the Bank are also subject to qualitative judgments by their regulators about components, risk weightings, and other factors. Those qualitative judgments could also affect the capital status of the Company and the Bank and the amount of dividends the Company and the Bank may distribute. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of March 31, 2019, the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

The Company’s and the Bank’s capital amounts and ratios as of March 31, 2019 and December 31, 2018 are presented in the following table (dollars in thousands).

	Actual		Minimum capital requirement (1)		Minimum to be well-capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2019:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$226,159	12.64%	$143,152	8.00%	N/A	N/A
CapStar Bank	207,479	11.60	143,091	8.00	$178,864	10.00
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	213,021	11.90	107,364	6.00	N/A	N/A
CapStar Bank	194,341	10.87	107,318	6.00	143,091	8.00
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	204,021	11.40	80,523	4.50	N/A	N/A
CapStar Bank	177,841	9.94	80,489	4.50	116,261	6.50
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	213,021	10.97	77,671	4.00	N/A	N/A
CapStar Bank	194,341	10.01	77,642	4.00	97,053	5.00
At December 31, 2018:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$222,030	12.84%	$138,336	8.00%	N/A	N/A
CapStar Bank	201,972	11.68	138,294	8.00	$172,868	10.00
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	209,738	12.13	103,752	6.00	N/A	N/A
CapStar Bank	189,680	10.97	103,721	6.00	138,294	8.00
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	200,738	11.61	77,814	4.50	N/A	N/A
CapStar Bank	173,180	10.02	77,791	4.50	112,364	6.50
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	209,738	11.06	75,867	4.00	N/A	N/A
CapStar Bank	189,680	10.01	75,828	4.00	94,785	5.00

(1)

For the calendar year 2019, the Company must maintain a capital conservation buffer of Tier 1 common equity capital in excess of minimum risk-based capital ratios by at least 2.5% to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

(2)

For the Company to be well-capitalized, the Bank must be well-capitalized and the Company must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve to meet and maintain a specific capital level for any capital measure.

NOTE 12 – EARNINGS PER SHARE

The following is a summary of the basic and diluted earnings per share calculation for the three months ended March 31, 2019 and 2018 (in thousands except share data):

	Three Months Ended
	March 31,
	2019	2018
Basic net income per share calculation:
Numerator – Net income	$4,780	$3,195
Denominator – Average common shares outstanding	17,783,239	11,664,245
Basic net income per share	$0.27	$0.27
Diluted net income per share calculation:
Numerator – Net income	$4,780	$3,195
Denominator – Average common shares outstanding	17,783,239	11,664,245
Dilutive shares contingently issuable	1,047,694	1,311,514
Average diluted common shares outstanding	18,830,933	12,975,759
Diluted net income per share	$0.25	$0.25

NOTE 13 – FAIR VALUE

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

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted in accordance with the loan policy. The Company had no impaired loans carried at fair value at December 31, 2018.

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Appraisals may be adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and/or management’s expertise and knowledge of the collateral. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.  The Company had no other real estate owned carried at fair value at March 31, 2019 or December 31, 2018.

Loans Held For Sale: Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 2).  There were no loans held for sale carried at fair value at March 31, 2019 or December 31, 2018.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair value measurements at March 31, 2019
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. government-sponsored agencies	$10,601	$—	$10,601	$—
Obligations of states and political subdivisions	63,400	—	63,400	—
Mortgage-backed securities-residential	138,133	—	138,133	—
Asset-backed securities	9,748	—	9,748	—
Other debt securities	11,809	—	11,809	—
Total securities available-for-sale	$233,691	$—	$233,691	$—
Derivatives:
Interest rate swaps - customer related	$464	$—	$464	$—
Liabilities:
Derivatives:
Interest rate swaps - customer related	$(464)	$—	$(464)	$—
Interest rate swaps - cash flow hedges	(1,042)	—	(1,042)	—
Total derivatives	$(1,506)	$—	$(1,506)	$—

	Fair value measurements at December 31, 2018
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. government-sponsored agencies	$10,706	$—	$10,706	$—
Obligations of states and political subdivisions	61,926	—	61,926	—
Mortgage-backed securities-residential	144,158	—	144,158	—
Asset-backed securities	15,284	—	15,284	—
Other debt securities	11,734		11,734
Total securities available-for-sale	$243,808	$—	$243,808	$—
Derivatives:
Interest rate swaps - customer related	$494	$—	$494	$—
Liabilities:
Derivatives:
Interest rate swaps - customer related	$(494)	$—	$(494)	$—
Interest rate swaps - cash flow hedges	(836)	—	(836)	—
Total derivatives	$(1,330)	$—	$(1,330)	$—

Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):  There were no assets measured at fair value on a nonrecurring basis at December 31, 2018.

Fair value measurements at March 31, 2019
Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(level 1)	(level 2)	(level 3)
Assets:
Impaired loans:
Commercial and industrial	$551	—	—	551

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis at March 31, 2019 (dollars in thousands):

				Range
	Fair	Valuation		(Weighted-
March 31, 2019	Value	Technique(s)	Unobservable Input(s)	Average)
Impaired loans:
Commercial and industrial	$551	Sales comparison approach	Appraisal discounts	25%

Fair Value of Financial Instruments

The carrying value and estimated fair values of the Bank’s financial instruments at March 31, 2019 and December 31, 2018 were as follows (in thousands):

	March 31, 2019		December 31, 2018
	Carrying		Carrying		Fair value
	amount	Fair value	amount	Fair value	level of input
Financial assets:
Cash and due from banks, interest-bearing deposits in financial institutions	$112,196	$112,196	$94,681	$94,681	Level 1
Federal funds sold	8,125	8,125	10,762	10,762	Level 1
Securities available-for-sale	233,691	233,691	243,808	243,808	Level 2
Securities held-to-maturity	3,727	3,806	3,734	3,785	Level 2
Loans held for sale	72,870	74,193	57,618	58,596	Level 2
Restricted equity securities	14,145	N/A	12,038	N/A	N/A
Loans	1,467,786	1,466,147	1,429,794	1,442,082	Level 3
Accrued interest receivable	6,446	6,446	5,964	5,964	Level 2
Other assets	34,664	34,664	34,489	34,489	Level 2
Financial liabilities:
Deposits	1,678,802	1,612,455	1,570,008	1,504,101	Level 3
Federal Home Loan Bank advances	75,000	75,663	125,000	126,548	Level 2
Other liabilities	1,506	1,506	2,753	2,753	Level 3

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a)	Cash and Due from Banks, Interest-Bearing Deposits in Financial Institutions

For these short‑term instruments, the carrying amount is a reasonable estimate of fair value.

(b)	Federal Funds Sold

Federal funds sold clear on a daily basis. For this reason, the carrying amount is a reasonable estimate of fair value.

(c)	Restricted Equity Securities

It is not practical to determine the fair value of restricted securities due to restrictions placed on their transferability.

(d)	Loans

In accordance with the prospective adoption of ASU No. 2016-01, the fair value of loans was measured using an exit price notion. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

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

Included in other liabilities are accrued interest payable, certain interest rate swap agreements and the cash flow hedge relationships. The fair values of interest rate swap agreements and the cash flow hedge relationships are based on independent pricing services that utilize pricing models with observable market inputs. The carrying amounts of accrued interest approximate fair value.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our financial condition at March 31, 2019 and December 31, 2018 and our results of operations for the three months ended March 31, 2019 and 2018.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere in this Report and our Annual Report on Form 10-K for the year ended December 31, 2018.  Annualized results for interim periods may not be indicative of results for the full year or future periods.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our current expectations.  Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Report and the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. We assume no obligation to update any of these forward-looking statements except to the extent required by applicable law.

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

Overview

We completed the first three months of 2019 with net income of $4.8 million, or 49.6% more than the comparable period of 2018. Fully diluted net income per share of common stock for the first three months of 2019 was $0.25, compared with $0.25 for the same period in 2018. Annualized return on average assets was 0.97% for the first three months of 2019 compared to 0.96% for the same period in 2018. Average loans for the first three months of 2019 were $1.5 billion, a 48.6% increase over the comparable period of 2018. Average deposits for the first three months of 2019 were $1.6 billion, a 42.9% increase over the comparable period of 2018.

The comparability of our financial condition and performance has been impacted by our acquisition of Athens Bancshares Corporation (“Athens”) which we completed in 2018. Net income for the first three months of 2019 was reduced by $0.6 million of pretax merger related charges related to this acquisition.

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

Net interest income increased $6.2 million, or 56.8%, for the first three months of 2019, compared with the same period in 2018. Net interest margin increased to 3.75% for the first three months of 2019, compared with 3.39% for the same period of 2018. The positive effects of increased yields on earning assets were partially offset by the negative effect of increasing deposit costs.

Provision for loan losses was $0.9 million in 2019 compared to $0.7 million in 2018, a 30.7% increase. Net charge-offs for the three months ended March 31, 2019 were $40 thousand compared to a net recovery of $164 thousand for the comparable period of 2018. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for the estimated probable inherent losses on outstanding loans.  Our allowance for loan losses at March 31, 2019 was 0.88% of total loans, compared with 0.85% of total loans at December 31, 2018.

Total non-interest income in the first three months of 2019 increased $1.6 million, or 53.2%, compared with the same period in 2018, and comprised 17% of total revenues.

As we grew our team and expanded into East Tennessee with the Athens acquisition, total non-interest expense for the first three months of 2019 increased $5.1 million, or 53.7%, compared with the same period in 2018. Included in noninterest expense for 2019 are $0.6 million of merger related charges. Our efficiency ratio for the first three months of 2019 was 67.7% compared to 68.8% for the same period in 2018.

Our effective tax rate increased to 22.0% for the first three months of 2019 from 13.1% for the same period in 2018. The increase in the effective tax rate is largely the result of higher excess tax benefits from stock compensation recognized in 2018 compared to 2019.

Tangible common equity, a non-GAAP measure, is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. Our ratio of tangible common equity to total tangible assets was 10.31% as of March 31, 2019, compared with 10.39% at December 31, 2018. See “—Non-GAAP Financial Measures” for a discussion of and reconciliation to the most directly comparable U.S. GAAP measure.

The following sections provide more details on subjects presented in this overview.

(a)	Results of Operations

The following is a summary of our results of operations:

			2019 - 2018
	Three months ended		Percent
	March 31,		Increase
	2019	2018	(Decrease)
Interest income	$22,967	$13,744	67.1%
Interest expense	5,965	2,898	105.8%
Net interest income	17,002	10,846	56.8%
Provision for loan losses	886	678	30.7%
Net interest income after provision for loan losses	16,116	10,168	58.5%
Noninterest income	4,735	3,090	53.2%
Noninterest expense	14,725	9,580	53.7%
Net income before income taxes	6,126	3,678	66.6%
Income tax expense	1,346	483	178.7%
Net income	$4,780	$3,195	49.6%

Basic net income per share of common stock	$0.27	$0.27	—
Fully diluted net income per share of common stock	$0.25	$0.25	—

Annualized return on average assets and annualized return on average shareholders’ equity were 0.97% and 7.54%, respectively, for the first quarter of 2019, compared with 0.96% and 8.74%, respectively, for the same period in 2018.

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

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019			2018
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$1,461,696	$19,787	5.49%	$983,496	$11,484	4.74%
Loans held for sale	66,880	805	4.88%	68,084	750	4.47%
Securities:
Taxable investment securities (2)	195,191	1,533	3.14%	156,083	1,009	2.59%
Investment securities exempt from federal income tax (3)	56,440	377	3.38%	47,191	280	3.00%
Total securities	251,631	1,910	3.20%	203,274	1,289	2.68%
Cash balances in other banks	66,335	446	2.73%	48,585	201	1.68%
Funds sold	2,079	19	3.73%	3,539	20	2.28%
Total interest-earning assets	1,848,621	22,967	5.06%	1,306,978	13,744	4.29%
Noninterest-earning assets	139,857			44,151
Total assets	$1,988,478			$1,351,129
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$434,151	1,594	1.49%	$286,335	754	1.07%
Savings and money market deposits	489,989	1,718	1.42%	379,529	1,005	1.07%
Time deposits	375,065	1,813	1.96%	175,007	649	1.50%
Total interest-bearing deposits	1,299,205	5,125	1.60%	840,871	2,408	1.16%
Borrowings and repurchase agreements	119,301	840	2.85%	84,644	490	2.35%
Total interest-bearing liabilities	1,418,506	5,965	1.71%	925,515	2,898	1.27%
Noninterest-bearing deposits	289,111			270,311
Total funding sources	1,707,617			1,195,826
Noninterest-bearing liabilities	23,756			7,027
Shareholders’ equity	257,105			148,276
Total liabilities and shareholders’ equity	$1,988,478			$1,351,129
Net interest spread (4)			3.36%			3.02%
Net interest income/margin (5)		$17,002	3.75%		$10,846	3.39%

(1)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)	Taxable investment securities include restricted equity securities.
(3)	Yields on tax exempt securities are shown on a tax equivalent basis.
(4)	Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.
(5)	Net interest margin is annualized net interest income calculated on a tax equivalent basis divided by total average interest-earning assets for the period.

Our net interest margin was 3.75% and 3.39% for the first quarter of 2019 and 2018, respectively.  The increase in net interest margin was primarily due to rising yields on earning assets offset by rising deposit costs.

For the first quarter of 2018 and 2019, average loan yields increased from 4.74% to 5.49% which was primarily driven by increases in short-term interest rate indexes affecting the variable rate portion of our loan portfolio, offset by competitive pricing pressures.  From September 30, 2016 to March 31, 2019, the LIBOR – 1 month interest rate increased from 0.53% to 2.49%.  Approximately 55% of our loan portfolio at March 31, 2019 is variable in nature.

Average loans for the first quarter of 2019 increased 48.6% compared to 2018 as a result of the Athens acquisition, adding new bankers in the Nashville MSA and continued focus on attracting new clients.

Average security yields increased from 2.68% to 3.20% for 2018 and 2019, respectively, primarily due to increases in the LIBOR rate on the variable rate portion of our securities portfolio.  The resulting yield on average interest-earning assets increased 77 basis points for 2019 compared to 2018.

We funded our growth in loans through an increase in funding sources of 42.8% from 2018 to 2019. The primary driver of our increased funding sources was growth in our average deposits of 42.9% from 2018 to 2019 which was largely driven by the acquisition.  Average non-interest bearing deposits increased 7.0% from 2018 to 2019.

The average rate paid on interest-bearing liabilities was 1.71% for 2019 compared to 1.27% for 2018.  The majority of this increase was due to increases in the Fed Funds rate. The Fed Funds rate increased from 0.50% at September 30, 2016 to 2.50% at March 31, 2019.  We passed along a portion of this 200 basis point rate increase to our clients.

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

At March 31, 2019, our EAR static simulation results indicated that our balance sheet is asset sensitive to parallel shifts in interest rates. This indicates that our assets generally reprice faster than our liabilities, which results in a favorable impact to net interest income when market interest rates increase. Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity and decay rates, and key rate drivers. Because of the inherent use of these estimates and assumptions in the model, our actual results may, and most likely will, differ from our static EAR results. In addition, static EAR results do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates or client behavior. For example, as part of our asset/liability management strategy, management has the ability to increase asset duration and/or decrease liability duration in order to reduce asset sensitivity, or to decrease asset duration and/or increase liability duration in order to increase asset sensitivity.

The following table illustrates the results of our EAR analysis to determine the extent to which our net interest income over the next 12 months would change if prevailing interest rates immediately increased or decreased by the specified amounts.

Net interest income change
Increase 200bp	2.6%
Increase 100bp	1.6
Decrease 100bp	(3.5)
Decrease 200bp	(10.3)

Provision for Loan Losses

Our policy is to maintain an allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses, which is a charge to earnings, is decreased by charge-offs and increased by loan recoveries. Our allowance for loan losses as a percentage of total loans was 0.88% and 0.85% at March 31, 2019 and December 31, 2018, respectively.

The provision for loan losses amounted to $0.9 million and $0.7 million for the three months ended March 31, 2019 and 2018, respectively. Provision expense is impacted by the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs.

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at March 31, 2019. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate markets, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting increase in our provision for loan losses could be material.  See “Notes to Consolidated Financial Statements (Unaudited) — Note 3 — Loans and Allowance for Loan Losses” for additional information on our allowance for loan losses.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

			2019 - 2018
	Three months ended		Percent
	March 31,		Increase
	2019	2018	(Decrease)
Noninterest income:
Treasury management and other deposit service charges	$798	$402	98.5%
Net gain on sale of securities	12	—	100.0%
Tri-Net fees	641	528	21.4%
Mortgage banking income	1,385	1,313	5.5%
Other noninterest income	1,899	847	124.2%
Total noninterest income	$4,735	$3,090	53.2%

The increase in treasury management and other deposit service charges for the three months ended March 31, 2019 compared to the same period in 2018 was driven primarily our acquisition of Athens and by transaction volume, which can fluctuate throughout and from period to period.  Growth in the volume of our commercial and consumer deposit accounts was the primary contributor to the increase.

Tri-Net fees represent a line of business which originates and sells commercial real estate loans to third-party investors.  All of these loan sales transfer servicing rights to the buyer.  The volume of loan sales fluctuates from period to period based on various factors, including, but not limited to, market conditions and our need for liquidity.

Mortgage banking income consists of mortgage fee income from the origination and sale of mortgage loans.  These mortgage fees are for loans originated in our markets that are subsequently sold to third-party investors.  Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes.

Other noninterest income primarily consists of loan related fees, interchange income and wealth management income.  The increase of $1.1 million from 2018 to 2019 was primarily due to organic growth and our acquisition of Athens.

Noninterest Expense

Our total noninterest expense increase reflects expenses that we have incurred as we build the foundation to support our recent growth and enable us to execute our growth strategy. The following table presents the primary components of noninterest expense for the periods indicated.

			2019 - 2018
	Three Months Ended		Percent
	March 31,		Increase
	2019	2018	(Decrease)
Noninterest expense:
Salaries and employee benefits	$8,432	$6,257	34.8%
Data processing and software	1,474	798	84.7%
Professional fees	543	474	14.6%
Occupancy	883	521	69.5%
Equipment	852	539	58.1%
Regulatory fees	274	203	35.0%
Merger related expenses	594	—	100.0%
Amortization of intangibles	430	10	4200.0%
Other operating	1,243	778	59.8%
Total noninterest expense	$14,725	$9,580	53.7%

Salaries and employee benefits increased $2.2 million, or 34.8%, for the first quarter of 2019 compared with the same period of 2018. The increase is primarily related to the addition of personnel associated with our acquisition of Athens and continued expansion in the Nashville MSA. The number of full-time employees increased from 182 at March 31, 2018 to 289 at March 31, 2019.

Data processing and software expense increased from 2018 to 2019 primarily due to an increase in the volume of transactions from organic growth and costs associated with running dual systems related to our acquisition of Athens.  The Athens related systems conversion occurred during April 2019 and we expect related synergies to be realized beginning in the second quarter of 2019.

The increase in occupancy expense and equipment expense from the first quarter of 2019 compared to the first quarter of 2018 is due to our acquisition of Athens and relocating our Brentwood branch location at the beginning of 2019.

Merger related expenses relate to our acquisition of Athens.  Amortization of intangibles increased from 2018 to 2019 due to the new core deposit intangible recorded in connection with the Athens acquisition.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 67.7% for the three months ended March 31, 2019 compared to 68.8% for the three months ended March 31, 2018. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.

Income Tax Provision

During the three months ended March 31, 2019, we recorded income tax expense of $1.3 million compared to $0.5 million for the three months ended March 31, 2018. Our income tax expense for the period ended March 31, 2019 reflects an effective income tax rate of 22.0% compared to 13.1% for the period ended March 31, 2018.  Our effective tax rate differs from the statutory tax rate by our investments in municipal securities, company owned life insurance, state tax credits, net of the effect of certain non-deductible expenses and the recognition of excess tax benefits related to stock compensation.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions, including income tax consequences. In addition to other changes, the guidance changed the accounting for excess tax benefits and tax deficiencies from generally being recognized in additional paid-in capital to recognition as income tax expense or benefit in the period they occur. As a result, our income tax expense was reduced by $33 thousand and $363 thousand for the periods ended March 31, 2019 and 2018.

(b)	Financial Condition

Balance Sheet

Total assets increased $71.9 million, or 3.7%, from $1.96 billion on December 31, 2018 to $2.04 billion on March 31, 2019. Loans grew $38.0 million, or 2.7%, in the first three months of 2019. Loans held for sale increased $15.3 million, or 26.5%, during the first three months of 2019.

Total liabilities increased $66.6 million, or 3.9%, from $1.71 billion on December 31, 2018 to $1.78 billion on March 31, 2019. Deposits increased $108.8 million, or 6.9%.  We decreased our Federal Home Loan Bank advances $50.0 million during the first three months of 2019.

Loans and Leases

The composition of loans and leases at March 31, 2019 and December 31, 2018 and the percentage of each classification to total loans are summarized as follows:

	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Commercial real estate - owner occupied	$170,558	11.6%	$141,931	9.9%
Commercial real estate - non-owner occupied	403,443	27.5%	408,515	28.6%
Consumer real estate	248,943	17.0%	253,562	17.7%
Construction and land development	162,237	11.1%	174,670	12.2%
Commercial and industrial	419,941	28.6%	404,600	28.3%
Consumer	26,241	1.8%	25,615	1.8%
Other	36,423	2.4%	20,901	1.5%
Total loans	$1,467,786	100.0%	$1,429,794	100.0%

At March 31, 2019, our loan portfolio composition remained relatively consistent with the composition at December 31, 2018. The commercial real estate category includes owner-occupied commercial real estate loans which is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate.

Non-Performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

	March 31, 2019	December 31, 2018
Non-accrual loans	$1,712	$2,078
Troubled debt restructurings	1,255	1,391
Loans past due greater than 89 days and still accruing	—	214
Non-performing loans	1,712	2,078
Foreclosed real estate	1,038	988
Non-performing assets	$2,750	$3,066
Non-performing loans as a percentage of total loans	0.12%	0.15%
Non-performing assets as a percentage of total assets	0.14%	0.16%

The following table sets forth the major classifications of non-accrual loans:

	March 31, 2019	December 31, 2018
Commercial real estate	$—	$—
Consumer real estate	912	1,187
Construction and land development	8	19
Commercial and industrial	744	817
Consumer	48	55
Other	—	—
Total loans	$1,712	$2,078

(c)	Liquidity

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

Our most liquid assets are comprised of cash and due from banks, available-for-sale marketable investment securities and federal funds sold. The fair value of the available-for-sale investment portfolio was $233.7 million at March 31, 2019. We pledge portions of our investment securities portfolio to secure public fund deposits, derivative positions and Federal Home Loan Bank advances. At March 31, 2019, total investment securities pledged for these purposes comprised 71% of the estimated fair value of the entire investment portfolio, leaving $69.1 million of unpledged securities.

We have a large base of non-maturity customer deposits, defined as demand, savings, and money market deposit accounts. At March 31, 2019, such deposits totaled $1.26 billion and represented 75% of our total deposits.

Other sources of funds available to meet daily needs include FHLB advances. As a member of the FHLB of Cincinnati, the Company has access to credit products offered by the FHLB. The Company views these borrowings as a low cost alternative to other time deposits. At March 31, 2019, available credit from the FHLB totaled $188.6 million. Additionally, we had available federal funds purchased lines with correspondent banks totaling $110.0 million at March 31, 2019.

The principal source of cash for CapStar Financial Holdings, Inc. (the “Parent Company”) is dividends paid to it as the sole shareholder of the Bank. At March 31, 2019, the Bank was able to pay up to $22.9 million in dividends to the Parent Company without regulatory approval subject to the ongoing capital requirements of the Bank.

Accordingly, management believes that our funding sources are at sufficient levels to satisfy our short-term and long-term liquidity needs.

(d)	Capital Resources

At March 31, 2019, shareholders’ equity totaled $259.8 million, an increase of $5.4 million since December 31, 2018. Accordingly, as of March 31, 2019, the Company and the Bank were well-capitalized under the regulatory framework for prompt corrective action.  See the Consolidated Statement of Changes in Shareholders’ Equity and Note 11 of the consolidated financial statements for further detail of the changes in equity since the end of 2018.

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

Our off-balance sheet arrangements are summarized in Note 8 of the consolidated financial statements.

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

(in thousands, except per share data)	March 31, 2019	December 31, 2018
Total equity	$259,751	$254,379
Less core deposit intangible	(8,108)	(8,538)
Less goodwill	(37,510)	(37,510)
Less preferred equity (par value and additional paid-in capital)	(9,000)	(9,000)
Tangible common equity	$205,133	$199,331

Total assets	$2,035,811	$1,963,883
Less core deposit intangible	(8,108)	(8,538)
Less goodwill	(37,510)	(37,510)
Total tangible assets	$1,990,193	$1,917,835

Total shareholders' equity to total assets	12.76%	12.95%
Tangible common equity ratio	10.31%	10.39%
Total shares of common stock outstanding	17,765,124	17,724,721
Book value per share of common stock	$14.11	$13.84
Tangible book value per share of common stock	11.55	11.25

(f)	Recently Issued Accounting Pronouncements

ASU 2016-02, Leases

In February 2016, the FASB amended the Leases topic of the Accounting Standards Codification to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments will be effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted.

The Company adopted the guidance using the modified retrospective method and practical expedients for transition. The practical expedients allow the Company to largely account for our existing leases consistent with current guidance except for the incremental balance sheet recognition for lessees. The Company evaluated the new guidance and its impact on the Company’s financial statements. Based on leases outstanding at December 31, 2018, the impact of adoption on January 1, 2019 was recording a lease liability of approximately $13.4 million, a right-of-use asset of approximately $12.8 million, and elimination of deferred rent of approximately $0.6 million. The leasing liability and right-of-use asset are recorded in other liabilities and other assets, respectively.

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

ASU 2017-04, Simplifying the Test of Goodwill Impairment

In January 2017, the FASB amended the Goodwill and Other Topic of the Accounting Standards Codification to simplify the accounting for goodwill impairment for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The amendment removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The effective date and transition requirements for the technical corrections will be effective for the Company for reporting periods beginning after December 15, 2019.  The Company does not expect these amendments to have a material effect on its financial statements. ASU 2017-09, Scope of Modification Accounting

ASU 2018-07, Compensation – Stock Compensation

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Information required by this item is included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Simulation Sensitivity Analysis” of this Report.

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

In evaluating an investment in the Company’s securities, investors should consider carefully, among other things, information under the heading “Cautionary Note Regarding Forward-Looking Statements” in this Report as well as those factors that are detailed from time to time in the Company’s periodic and current reports filed with the SEC, including those factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 under the heading “Item 1A. Risk Factors” and in the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The following table shows information relating to the repurchase of shares of common stock by the Company during the three months ended March 31, 2019.

	Total number of shares purchased (1)		Average price paid per share	Total number of shares purchased as part of publicly announced plan (2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plan
January 1 - January 31	8,985	(3)	$15.70	4,200	$7.93 million
February 1 - February 28	38,256	(4)	16.09	37,700	$7.32 million
March 1 - March 31	118,074	(5)	15.49	113,500	$5.57 million
Total	165,315	(6)	$15.64	155,400	$5.57 million

_____________________________________________

(1)

The total amounts include shares of stock withheld to pay taxes due upon vesting of restricted shares. The Company’s withholding of shares to pay taxes due upon the vesting of restricted shares has no impact on the number of shares that may be repurchased under the Repurchase Program (defined below).

(2)

On December 21, 2018, the Company announced that its Board of Directors authorized a share repurchase program (the “Repurchase Program”) pursuant to which the Company may purchase up to $8,000,000 (the “Maximum Dollar Amount”) of its issued and outstanding shares of common stock, par value $1.00 per share (“Common Stock”). The Repurchase Program will terminate on the date on which the earlier of the following occur: (i) the Maximum Dollar Amount of Common Stock has been repurchased under the Repurchase Program or (ii) December 31, 2021.

(3)	The Company acquired 4,785 shares through withholdings to pay taxes due upon the vesting of restricted shares.
(4)	The Company acquired 556 shares through withholdings to pay taxes due upon the vesting of restricted shares.
(5)	The Company acquired 4,574 shares through withholdings to pay taxes due upon the vesting of restricted shares.
(6)	The Company acquired 9,915 total shares through withholdings to pay taxes due upon the vesting of restricted shares.

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

CAPSTAR FINANCIAL HOLDINGS, INC.

By:	/s/ Robert B. Anderson
Robert B. Anderson
Chief Financial Officer and Chief Administrative Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	May 1, 2019