Form 10-Q
period 2019-06-30
CapStar Financial Holdings, Inc.
filed 2019-08-07
CIK 1676479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value per share	CSTR	Nasdaq Global Select Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.:

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☐
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of August 2, 2019
Common Stock, par value $1.00 per share	17,428,994
Non-voting Common Stock, par value $1.00 per share	132,561

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

The acceptance by customers of Athens of the Company’s products and services; the ability of the Company to meet expectations regarding the benefits, costs, synergies and financial and operational impact of the Athens merger; the possibility that any of the anticipated benefits, costs, synergies and financial and operational improvements of the Athens merger will not be realized or will not be realized as expected; the opportunities to enhance market share in certain markets and the acceptance of the Company generally in new markets; economic conditions (including interest rate environment, government economic and monetary policies, the strength of global financial markets and inflation and deflation) that impact the financial services industry as a whole and/or our business; the concentration of our business in the Nashville metropolitan statistical area (“MSA”) and Tennessee, and the effect of changes in the economic, political and environmental conditions on this market; increased competition in the financial services industry, locally, regionally or nationally, which may adversely affect pricing and the other terms offered to our clients; an increase in the cost of deposits, loss of deposits or a change in the deposit mix, which could increase our cost of funding; an increase in the costs of capital, which could negatively affect our ability to borrow funds, successfully raise additional capital or participate in strategic acquisition opportunities; fluctuations or differences in interest rates on loans or deposits from those that we are modeling, the impact to our earnings from a change in interest rates and our overall management of interest rate risk; our dependence on our management team and board of directors and changes in our management and board composition; our reputation in the community; our ability to execute our strategy to achieve our loan, ROAA and efficiency ratio goals, hire seasoned bankers, and achieve deposit growth through organic growth and strategic acquisitions; credit risks related to the size of our borrowers and our ability to adequately identify, assess and limit our credit risk; our concentration of large loans to a small number of borrowers as well as to borrowers located within the Nashville MSA and Tennessee; the significant portion of our loan portfolio that originated during the past two years and therefore may less reliably predict future collectability than older loans; the adequacy of reserves (including our allowance for loan losses) and the appropriateness of our methodology for calculating such reserves; non-performing loans and leases; non-performing assets; charge-offs, non-accruals, troubled debt restructurings, impairments and other credit-related issues; adverse trends in the healthcare service industry, which is an integral component of our market’s economy; our management of risks inherent in our commercial real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of our collateral and our ability to sell collateral upon any foreclosure; governmental legislation and regulation, including changes in the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act of 2010, as amended, the Tax Cuts and Jobs Act of 2017, as amended, Basel guidelines, capital requirements, accounting regulation or standards and other applicable laws and regulations; the loss of large depositor relationships, which could force us to fund our business through more expensive and less stable sources; operational and liquidity risks associated with our business, including liquidity risks inherent in correspondent banking; the potential for our Bank’s regulatory lending limits and other factors related to our size to restrict our growth and prevent us from effectively implementing our business strategy; the ability to identify and consummate strategic acquisitions consistent with our goals; the sufficiency of our capital, including sources of capital and the extent to which we may be required to raise additional capital to meet our goals; fluctuations in the fair value of our investment securities that are beyond our control; deterioration in the fiscal position of the U.S. government and downgrades in Treasury and federal agency securities; potential exposure to fraud, negligence, computer theft and cyber-crime; the adequacy of our risk management framework; our dependence on our information technology and telecommunications systems and the potential for any systems failures or interruptions; threats to and breaches of our information technology systems and data security, including cyber-attacks; our dependence upon outside third parties for the processing and handling of our records and data; our ability to adapt to technological change; the financial soundness of other financial institutions; our exposure to environmental liability risk associated with our lending activities; our engagement in derivative transactions; our involvement from time to time in legal proceedings and examinations and remedial actions by regulators; our involvement from time to time in litigation or other proceedings instituted by or against shareholders, customers, employees or third parties and the cost of legal fees associated with such litigation or proceedings; the susceptibility of our market to natural disasters and acts of God; and the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30, 2019
	(unaudited)	December 31, 2018
Assets
Cash and due from banks	$22,621	$17,967
Interest-bearing deposits in financial institutions	133,464	76,714
Federal funds sold	—	10,762
Total cash and cash equivalents	156,085	105,443
Securities available-for-sale, at fair value	194,957	243,808
Securities held-to-maturity, fair value of $3,820, and $3,785 at June 30, 2019 and December 31, 2018, respectively	3,721	3,734
Loans held for sale (includes $37,604 and $0 measured at fair value at June 30, 2019 and December 31, 2018, respectively)	89,629	57,618
Loans	1,440,617	1,429,794
Less allowance for loan losses	(12,903)	(12,113)
Loans, net	1,427,714	1,417,681
Premises and equipment, net	19,503	18,821
Restricted equity securities	14,150	12,038
Accrued interest receivable	6,045	5,964
Goodwill	37,510	37,510
Core deposit intangible, net	7,689	8,538
Other real estate owned, net	914	988
Other assets	60,504	51,740
Total assets	$2,018,421	$1,963,883
Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$326,550	$289,552
Interest-bearing	491,137	434,921
Savings and money market accounts	508,443	497,108
Time	396,640	348,427
Total deposits	1,722,770	1,570,008
Federal Home Loan Bank advances	10,000	125,000
Other liabilities	22,987	14,496
Total liabilities	1,755,757	1,709,504
Shareholders’ equity:
Series A convertible preferred stock, $1 par value; 5,000,000 shares authorized; 878,049 shares issued and outstanding at June 30, 2019 and December 31, 2018	878	878
Common stock, voting, $1 par value; 20,000,000 shares authorized; 17,428,915 and 17,592,160 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	17,429	17,592
Common stock, nonvoting, $1 par value; 5,000,000 shares authorized; 132,561 shares issued and outstanding at June 30, 2019 and December 31, 2018	133	133
Additional paid-in capital	207,873	211,789
Retained earnings	36,165	27,303
Accumulated other comprehensive income (loss), net of income tax	186	(3,316)
Total shareholders’ equity	262,664	254,379
Total liabilities and shareholders’ equity	$2,018,421	$1,963,883

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Interest income:
Loans, including fees	$20,999	$13,796	$41,591	$26,030
Securities:
Taxable	1,165	943	2,512	1,823
Tax-exempt	363	257	739	538
Federal funds sold	6	19	25	39
Restricted equity securities	214	128	401	257
Interest-bearing deposits in financial institutions	411	211	857	411
Total interest income	23,158	15,354	46,125	29,098
Interest expense:
Interest-bearing deposits	1,827	892	3,420	1,646
Savings and money market accounts	1,782	1,413	3,500	2,418
Time deposits	2,217	834	4,030	1,483
Federal funds purchased	—	1	4	1
Securities sold under agreements to repurchase	—	—	5	—
Federal Home Loan Bank advances	324	627	1,156	1,117
Total interest expense	6,150	3,767	12,115	6,665
Net interest income	17,008	11,587	34,010	22,433
Provision for loan losses	—	169	886	846
Net interest income after provision for loan losses	17,008	11,418	33,124	21,587
Noninterest income:
Treasury management and other deposit service charges	813	427	1,611	829
Net gain (loss) on sale of securities	(121)	3	(108)	3
Tri-Net fees	1,024	325	1,664	853
Mortgage banking income	3,087	1,383	4,472	2,695
Other noninterest income	2,229	627	4,128	1,474
Total noninterest income	7,032	2,765	11,767	5,854
Noninterest expense:
Salaries and employee benefits	8,563	6,340	16,995	12,598
Data processing and software	1,862	810	3,336	1,608
Professional fees	501	344	1,043	819
Occupancy	809	535	1,692	1,056
Equipment	1,026	602	1,878	1,141
Regulatory fees	272	233	546	436
Merger related expenses	1,711	335	2,305	335
Amortization of intangibles	419	10	850	20
Other operating	1,307	796	2,551	1,573
Total noninterest expense	16,470	10,005	31,196	19,586
Income before income taxes	7,570	4,178	13,695	7,855
Income tax expense	1,814	665	3,160	1,148
Net income	$5,756	$3,513	$10,535	$6,707
Per share information:
Basic net income per share of common stock	$0.33	$0.30	$0.59	$0.57
Diluted net income per share of common stock	$0.31	$0.27	$0.56	$0.52
Weighted average shares outstanding:
Basic	17,663,992	11,845,822	17,723,286	11,755,535
Diluted	18,650,706	13,067,223	18,740,322	13,021,744

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$5,756	$3,513	$10,535	$6,707
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	2,125	(573)	5,390	(4,927)
Reclassification adjustment for (gains) losses included in net income	121	(3)	108	(3)
Tax effect	(588)	151	(1,438)	1,289
Net of tax	1,658	(425)	4,060	(3,641)
Unrealized losses on securities transferred to held-to-maturity:
Reclassification adjustment for losses included in net income	—	—	—	14
Tax effect	—	—	—	(4)
Net of tax	—	—	—	10
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	(461)	144	(701)	567
Reclassification adjustment for losses included in net income	165	224	362	475
Tax effect	(272)	(54)	(219)	(189)
Net of tax	(568)	314	(558)	853
Other comprehensive income (loss)	1,090	(111)	3,502	(2,778)
Comprehensive income	$6,846	$3,402	$14,037	$3,929

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands, except share data)

	Preferred	Common Stock, voting		Common Stock, nonvoting		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	stock	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	equity
Balance December 31, 2017	$878	11,449,465	$11,450	132,561	$133	$118,120	$18,892	$(2,527)	$146,946
Issuance of restricted common stock, net of forfeitures and withholdings to satisfy employee tax obligations	—	24,729	25	—	—	(354)	—	—	(329)
Stock-based compensation expense	—	—	—	—	—	305	—	—	305
Exercise of employee common stock options	—	61,822	62	—	—	238	—	—	300
Exercise of common stock warrants	—	104,781	104	—	—	838	—	—	942
Net income	—	—	—	—	—	—	3,194	—	3,194
Other comprehensive loss	—	—	—	—	—	—	—	(2,667)	(2,667)
Balance March 31, 2018	878	11,640,797	11,641	132,561	133	119,147	22,086	(5,194)	148,691
Issuance of restricted common stock, net of forfeitures and withholdings to satisfy employee tax obligations	—	5,419	5	—	—	(29)	—	—	(24)
Stock-based compensation expense	—	—	—	—	—	325	—	—	325
Exercise of employee common stock options	—	106,550	106	—	—	791	—	—	897
Exercise of common stock warrants	—	45,804	47	—	—	321	—	—	368
Common and preferred dividends declared	—	—	—	—	—	—	(513)	—	(513)
Net income	—	—	—	—	—	—	3,513	—	3,513
Other comprehensive loss	—	—	—	—	—	—	—	(111)	(111)
Balance June 30, 2018	$878	11,798,570	$11,799	132,561	$133	$120,555	$25,086	$(5,305)	$153,146

Balance December 31, 2018	$878	17,592,160	$17,592	132,561	$133	$211,789	$27,303	$(3,316)	$254,379
Issuance of restricted common stock, net of forfeitures and withholdings to satisfy employee tax obligations	—	13,801	14	—	—	(182)	—	—	(168)
Stock-based compensation expense	—	—	—	—	—	344	—	—	344
Exercise of employee common stock options	—	182,002	182	—	—	998	—	—	1,180
Repurchase of common stock	—	(155,400)	(155)	—	—	(2,276)	—	—	(2,431)
Common and preferred dividends declared	—	—	—	—	—	—	(744)	—	(744)
Net income	—	—	—	—	—	—	4,779	—	4,779
Other comprehensive income	—	—	—	—	—	—	—	2,412	2,412
Balance March 31, 2019	878	17,632,563	17,633	132,561	133	210,673	31,338	(904)	259,751
Issuance of restricted common stock, net of forfeitures and withholdings to satisfy employee tax obligations	—	(6,826)	(7)	—	—	(6)	—	—	(13)
Stock-based compensation expense	—	—	—	—	—	340	—	—	340
Exercise of employee common stock options	—	22,778	23	—	—	51	—	—	74
Repurchase of common stock	—	(219,600)	(220)	—	—	(3,185)	—	—	(3,405)
Common and preferred dividends declared	—	—	—	—	—	—	(929)	—	(929)
Net income	—	—	—	—	—	—	5,756	—	5,756
Other comprehensive income	—	—	—	—	—	—	—	1,090	1,090
Balance June 30, 2019	$878	17,428,915	$17,429	132,561	$133	$207,873	$36,165	$186	$262,664

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net income	$10,535	$6,707
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	886	846
Accretion of discounts on acquired loans and deferred fees	(1,106)	(653)
Depreciation and amortization	1,461	205
Net amortization of premiums on investment securities	400	541
Net (gain) loss on sale of securities	108	(3)
Mortgage banking income	(4,472)	(2,695)
Tri-Net fees	(1,664)	(853)
Net gain on sale of loans	(361)	—
Net gain on sale of other real estate owned	(3)	—
Stock-based compensation	684	630
Deferred income tax expense	342	124
Origination of loans held for sale	(327,460)	(261,924)
Proceeds from loans held for sale	301,585	274,245
Net increase in accrued interest receivable and other assets	(10,852)	(464)
Net increase in accrued interest payable and other liabilities	9,655	934
Net cash provided by (used in) operating activities	(20,262)	17,640
Cash flows from investing activities:
Activities in securities available-for-sale:
Purchases	(12,751)	(11,708)
Sales	54,133	5,778
Maturities, prepayments and calls	12,471	9,746
Purchase of restricted equity securities	(2,112)	(3)
Net increase in loans	(9,502)	(98,197)
Purchase of premises and equipment	(1,285)	(132)
Proceeds from sale of other real estate	127	—
Net cash provided by (used in) investing activities	41,081	(94,516)
Cash flows from financing activities:
Net increase in deposits	152,762	25,147
Proceeds from Federal Home Loan Bank advances	75,000	80,000
Payments on Federal Home Loan Bank advances	(190,000)	(55,000)
Repurchase of common stock	(5,836)	—
Exercise of common stock options and warrants, net of repurchase of restricted shares	1,073	2,154
Common and preferred stock dividends paid	(1,673)	—
Termination of interest rate swap agreement	(1,503)	—
Net cash provided by financing activities	29,823	52,301
Net increase (decrease) in cash and cash equivalents	50,642	(24,575)
Cash and cash equivalents at beginning of period	105,443	82,797
Cash and cash equivalents at end of period	$156,085	$58,222
Supplemental disclosures of cash paid:
Interest paid	$12,294	$6,452
Income taxes	251	176
Cash paid for operating lease liabilities	894	809
Supplemental disclosures of noncash transactions:
Transfer of loans to other real estate	$50	$—
Loans charged off to the allowance for loan losses	200	251
Dividends declared not paid	—	513

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the period ended June 30, 2019 include CapStar Financial Holdings, Inc. and its wholly owned subsidiary, CapStar Bank (the “Bank”, together referred to as the “Company”). Significant intercompany transactions and accounts are eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, determination of impairment of intangible assets, including goodwill, the valuation of our investment portfolio, loans held for sale, derivative assets and liabilities, deferred tax assets and estimated liabilities.

Loans Held For Sale and Fair Value Option

The Company classifies loans as loans held for sale when originated with the intent to sell.  As of April 1, 2019, the Company elected the fair value option for all residential mortgage loans originated with the intent to sell. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.  The Company has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments. The fair value of residential mortgage loans originated with the intent to sell is based on traded market prices of similar assets. Other loans held for sale that are recorded at lower of cost or fair value may be carried at fair value on a nonrecurring basis when the fair value is less than cost. For further information, see Note 13 - Fair Value.  The Company does not securitize mortgage loans.  If the Company sells loans with servicing rights retained, the carrying value of the mortgage loan sold is reduced by the amount allocated to the servicing right.   Fair values of residential mortgage loans held for sale are based on traded market prices of similar assets. The changes in fair value are recorded as a component of mortgage banking income and included gains of $0.9 million for the three and six months ended June 30, 2019. There were no loans held for sale recorded at fair value as of December 31, 2018. The following table summarizes the difference between the fair value and the aggregate unpaid principal balance for residential real estate loans held for sale as of June 30, 2019 (dollars in thousands):

	Fair Value	Aggregate Unpaid Principal Balance	Difference
June 30, 2019
Residential mortgage loans held for sale	$37,604	$36,692	$912

No residential mortgage loans held for sale were greater than 89 days past due or on nonaccrual status as of June 30, 2019 or December 31, 2018.

Subsequent Events

Accounting Standards Codification (“ASC”) 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated all events or transactions that occurred after June 30, 2019 through the date of the issued financial statements.

NOTE 2 – SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2019 and December 31, 2018 are summarized as follows (dollars in thousands):

	June 30, 2019				December 31, 2018
	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value
Securities available-for-sale:
U. S. government agency securities	$6,491	$41	$(55)	$6,477	$11,053	$—	$(347)	$10,706
State and municipal securities	49,911	1,665	(77)	51,499	62,142	765	(981)	61,926
Mortgage-backed securities	124,073	1,552	(785)	124,840	146,547	776	(3,165)	144,158
Asset-backed securities	3,402	—	(103)	3,299	15,437	4	(157)	15,284
Other debt securities	8,816	68	(42)	8,842	11,863	71	(200)	11,734
Total	$192,693	$3,326	$(1,062)	$194,957	$247,042	$1,616	$(4,850)	$243,808
Securities held-to-maturity:
State and municipal securities	$3,721	$99	$—	$3,820	$3,734	$54	$(3)	$3,785
Total	$3,721	$99	$—	$3,820	$3,734	$54	$(3)	$3,785

Security fair values are established by an independent pricing service as of the dates indicated. The difference between amortized cost and fair value reflects current interest rates and represents the potential gain (loss) had the portfolio been liquidated on those dates. Security gains (losses) are realized only in the event of dispositions prior to maturity or other-than-temporary impairment. Securities with unrealized losses as of June 30, 2019 and December 31, 2018, and the length of time they were in continuous loss positions as of such dates are as follows (dollars in thousands):

	Less than 12 months		12 months or more		Total
June 30, 2019	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
U. S. government agency securities	$—	$—	$3,715	$(55)	$3,715	$(55)
State and municipal securities	—	—	6,340	(77)	6,340	(77)
Mortgage-backed securities	3,002	(7)	61,711	(778)	64,713	(785)
Asset-backed securities	3,299	(103)	—	—	3,299	(103)
Other debt securities	985	(15)	2,489	(27)	3,474	(42)
Total temporarily impaired securities	$7,286	$(125)	$74,255	$(937)	$81,541	$(1,062)

December 31, 2018
U. S. government agency securities	$—	$—	$10,706	$(347)	$10,706	$(347)
State and municipal securities	13,455	(212)	17,376	(772)	30,831	(984)
Mortgage-backed securities	7,075	(17)	87,232	(3,148)	94,307	(3,165)
Asset-backed securities	8,262	(145)	2,439	(12)	10,701	(157)
Other debt securities	5,362	(200)	—	—	5,362	(200)
Total temporarily impaired securities	$34,154	$(574)	$117,753	$(4,279)	$151,907	$(4,853)

As noted in the table above, as of June 30, 2019, the Company had unrealized losses of $1.1 million in its investment securities portfolio. The unrealized losses associated with these investment securities are driven by changes in interest rates and are recorded as a component of equity. These investment securities will continue to be monitored as a part of our ongoing impairment analysis. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. If a shortfall in future cash flows is identified, a credit loss will be deemed to have occurred and will be recognized as a charge to earnings and a new cost basis for the security will be established. At June 30, 2019 and December 31, 2018, the Company had 59 and 127, respectively of securities in an unrealized loss position.

Because the Company currently does not intend to sell any investment securities that have an unrealized loss at June 30, 2019, and it is not more-likely-than-not that we will be required to sell these investment securities before recovery of their amortized cost bases, which may be at maturity, we do not consider these securities to be other-than-temporarily impaired at June 30, 2019.

Securities with a market value of $80.8 million at June 30, 2019 were pledged to collateralize public deposits, derivative positions and Federal Home Loan Bank advances.

Results from sales of debt and equity securities were as follows (dollars in thousands):

	Six Months Ended	Six Months Ended
	June 30, 2019	June 30, 2018
Proceeds	$54,133	$5,778
Gross gains	370	107
Gross losses	(478)	(104)

The amortized cost and fair value of securities at June 30, 2019, by contractual maturity, are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in less than one year	$6,794	$6,870	$998	$999
Due one to five years	24,757	25,289	2,723	2,821
Due five to ten years	30,966	32,009	—	—
Due beyond ten years	2,701	2,650	—	—
Mortgage-backed securities	124,073	124,840	—	—
Asset-backed securities	3,402	3,299	—	—
Total	$192,693	$194,957	$3,721	$3,820

NOTE 3 – LOANS AND ALLLOWANCE FOR LOAN LOSSES

A summary of the loan portfolio as of June 30, 2019 and December 31, 2018 follows (dollars in thousands):

	June 30, 2019	December 31, 2018
Commercial real estate	$594,812	$550,446
Consumer real estate	255,043	253,562
Construction and land development	123,901	174,670
Commercial and industrial	404,745	404,600
Consumer	26,704	25,615
Other	35,412	20,901
Total	1,440,617	1,429,794
Allowance for loan losses	(12,903)	(12,113)
Total loans, net	$1,427,714	$1,417,681

The adequacy of the allowance for loan losses (ALL) is assessed at the end of each quarter. The ALL includes a specific component related to loans that are individually evaluated for impairment and a general component related to loans that are segregated into homogeneous pools and collectively evaluated for impairment.  The ALL factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics, which are adjusted by management to reflect current events, trends, and conditions. The adjustments include consideration of the following:  changes in lending policies and procedures, economic conditions, nature and volume of the portfolio, experience of lending management, volume and severity of past due loans, quality of the loan review system, value of underlying collateral for collateral dependent loans, concentrations, and other external factors.

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

Loans not falling into the criteria above are considered to be pass-rated loans. The Company utilizes six loan grades within the pass risk rating.

The following tables present the loan balances by category as well as risk rating (dollars in thousands):

	Non-impaired Loans
June 30, 2019	Pass/Watch	Special Mention	Substandard	Total Non-impaired	Total Impaired Loans	Total
Commercial real estate	$592,071	$164	$1,228	$593,463	$1,349	$594,812
Consumer real estate	250,647	1,677	1,820	254,144	899	255,043
Construction and land development	123,710	50	17	123,777	124	123,901
Commercial and industrial	383,040	10,856	9,531	403,427	1,318	404,745
Consumer	26,661	—	4	26,665	39	26,704
Other	35,412	—	—	35,412	—	35,412
Total	$1,411,541	$12,747	$12,600	$1,436,888	$3,729	$1,440,617

December 31, 2018
Commercial real estate	$547,616	$177	$1,262	$549,055	$1,391	$550,446
Consumer real estate	249,273	1,676	1,691	252,640	922	253,562
Construction and land development	174,591	52	19	174,662	8	174,670
Commercial and industrial	388,719	7,790	6,545	403,054	1,546	404,600
Consumer	25,556	1	27	25,584	31	25,615
Other	20,901	—	—	20,901	—	20,901
Total	$1,406,656	$9,696	$9,544	$1,425,896	$3,898	$1,429,794

None of the Company’s loans had a risk rating of “Doubtful” as of June 30, 2019 or December 31, 2018.

The following tables detail the changes in the ALL for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Three Months Ended June 30, 2019
Balance, beginning of period	$3,514	$1,017	$2,366	$5,524	$139	$399	$12,959
Charged-off loans	—	—	—	(26)	(41)	(51)	(118)
Recoveries	6	13	—	14	22	7	62
Provision for loan losses	402	112	(633)	6	46	67	—
Balance, end of period	$3,922	$1,142	$1,733	$5,518	$166	$422	$12,903

Three Months Ended June 30, 2018
Balance, beginning of period	$3,512	$1,036	$1,742	$7,798	$122	$353	$14,563
Charged-off loans		—	—	(79)	(12)	—	(91)
Recoveries	6	1	—	53	4	—	64
Provision for loan losses	33	20	22	7	6	81	169
Balance, end of period	$3,551	$1,057	$1,764	$7,779	$120	$434	$14,705

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Six Months Ended June 30, 2019
Balance, beginning of period	$3,309	$1,005	$2,431	$5,036	$105	$227	$12,113
Charged-off loans	—	—	—	(26)	(78)	(96)	(200)
Recoveries	12	16		16	41	19	104
Provision for loan losses	601	121	(698)	492	98	272	886
Balance, end of period	$3,922	$1,142	$1,733	$5,518	$166	$422	$12,903

Six Months Ended June 30, 2018
Balance, beginning of period	$3,324	$1,063	$1,628	$7,209	$91	$406	$13,721
Charged-off loans	—	—	—	(226)	(25)	—	(251)
Recoveries	10	2	—	326	51	—	389
Provision for loan losses	217	(8)	136	470	3	28	846
Balance, end of period	$3,551	$1,057	$1,764	$7,779	$120	$434	$14,705

A breakdown of the ALL and the loan portfolio by loan category at June 30, 2019 and December 31, 2018 follows (dollars in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
June 30, 2019
Allowance for Loan Losses:
Collectively evaluated for impairment	$3,922	$1,142	$1,733	$5,348	$166	$422	$12,733
Individually evaluated for impairment	—	—	—	170	—	—	170
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Balances, end of period	$3,922	$1,142	$1,733	$5,518	$166	$422	$12,903
Loans:
Collectively evaluated for impairment	$593,463	$254,144	$123,777	$403,427	$26,665	$35,412	$1,436,888
Individually evaluated for impairment	1,238	213	117	616	8	—	2,192
Acquired with deteriorated credit quality	111	686	7	702	31	—	1,537
Balances, end of period	$594,812	$255,043	$123,901	$404,745	$26,704	$35,412	$1,440,617

December 31, 2018
Allowance for Loan Losses:
Collectively evaluated for impairment	$3,309	$1,005	$2,431	$5,036	$105	$227	$12,113
Individually evaluated for impairment	—	—	—	—	—	—	—
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Balances, end of period	$3,309	$1,005	$2,431	$5,036	$105	$227	$12,113
Loans:
Collectively evaluated for impairment	$549,055	$252,640	$174,662	$403,054	$25,584	$20,901	$1,425,896
Individually evaluated for impairment	1,278	183	—	817	—	—	2,278
Acquired with deteriorated credit quality	113	739	8	729	31	—	1,620
Balances, end of period	$550,446	$253,562	$174,670	$404,600	$25,615	$20,901	$1,429,794

The following table presents the allocation of the ALL for each respective loan category with the corresponding percentage of the ALL in each category to total loans, net of deferred fees as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019		December 31, 2018
	Amount	Percent of total loans	Amount	Percent of total loans
Commercial real estate	$3,922	0.27%	$3,309	0.23%
Consumer real estate	1,142	0.08	1,005	0.07
Construction and land development	1,733	0.12	2,431	0.17
Commercial and industrial	5,518	0.39	5,036	0.35
Consumer	166	0.01	105	0.01
Other	422	0.03	227	0.02
Total allowance for loan losses	$12,903	0.90%	$12,113	0.85%

The following table presents the Company’s impaired loans that were evaluated for specific loss allowance as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019			December 31, 2018
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial real estate	$1,349	$1,416	$—	$1,391	$1,775	$—
Consumer real estate	899	1,307	—	922	1,204	—
Construction and land development	124	151	—	8	18	—
Commercial and industrial	704	1,478	—	1,546	6,350	—
Consumer	39	68	—	31	56	—
Other	—	—	—	—	—	—
Subtotal	3,115	4,420	—	3,898	9,403	—
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—
Consumer real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	614	4,744	170	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	614	4,744	170	—	—	—
Total	$3,729	$9,164	$170	$3,898	$9,403	$—

The following table presents information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2019		June 30, 2018		June 30, 2019		June 30, 2018
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate	$1,356	$19	$1,181	$15	$1,365	$35	$1,189	$25
Consumer real estate	916	4	—	—	917	4	—	—
Construction and land development	128	1	—	—	128	1	—	—
Commercial and industrial	709	19	—	—	709	19	—	—
Consumer	44	—	—	—	44	—	—	—
Other	—	—	—	—	—	—	—	—
Subtotal	3,153	43	1,181	15	3,163	59	1,189	25
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—	—	—
Consumer real estate	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—
Commercial and industrial	732	—	5,425	31	760	—	5,345	118
Consumer	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
Subtotal	732	—	5,425	31	760	—	5,345	118
Total	$3,885	$43	$6,606	$46	$3,923	$59	$6,534	$143

Interest income recognized on a cash basis for impaired loans amounted to $15,000 and $25,000 for the three and six months ended June 30, 2018.  No interest income was recognized on a cash basis for impaired loans during the three or six months ended June 30, 2019.

The following table presents the aging of the recorded investment in past-due loans as of June 30, 2019 and December 31, 2018 by class of loans (dollars in thousands):

	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
June 30, 2019
Commercial real estate	$—	$1,307	$—	$1,307	$593,505	$594,812
Consumer real estate	378	947	733	2,058	252,985	255,043
Construction and land development	—	51	—	51	123,850	123,901
Commercial and industrial	89	271	614	974	403,771	404,745
Consumer	161	29	54	245	26,459	26,704
Other	—	—	—	—	35,412	35,412
Total	$628	$2,605	$1,402	$4,635	$1,435,982	$1,440,617

December 31, 2018
Commercial real estate	$300	$227	$—	$527	$549,919	$550,446
Consumer real estate	69	75	775	919	252,643	253,562
Construction and land development	—	—	—	—	174,670	174,670
Commercial and industrial	54	—	—	54	404,546	404,600
Consumer	52	—	43	95	25,520	25,615
Other	—	—	—	—	20,901	20,901
Total	$475	$302	$818	$1,595	$1,428,199	$1,429,794

The following table presents the recorded investment in non-accrual loans, past due loans over 89 days outstanding and accruing and troubled debt restructurings (“TDR”) by class of loans as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	Non-Accrual	Past Due Over 89 Days and Accruing	Troubled Debt Restructurings
June 30, 2019
Commercial real estate	$—	$—	$1,238
Consumer real estate	676	278	—
Construction and land development	124	—	—
Commercial and industrial	616	—	—
Consumer	27	24	—
Other	—	—	—
Total	$1,443	$302	$1,238

December 31, 2018
Commercial real estate	$—	$—	$1,391
Consumer real estate	1,187	214	—
Construction and land development	19	—	—
Commercial and industrial	817	—	—
Consumer	55	—	—
Other	—	—	—
Total	$2,078	$214	$1,391

As of June 30, 2019 and December 31, 2018, all loans classified as nonperforming were deemed to be impaired.

As of June 30, 2019 and December 31, 2018, the Company had a recorded investment in TDR of $1.2 million and $1.4 million, respectively. The Company had no specific allowance for those loans at June 30, 2019 or December 31, 2018 and there were no commitments to lend additional amounts.  Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Bank’s loan policy.  Loans accounted for as TDR are individually evaluated for impairment.

There were no new TDR identified during the three or six months ended June 30, 2019 or 2018.  There were no TDR for which there was a payment default within twelve months following the modification during the three or six months ended June 30, 2019 or 2018.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

Acquired Loans

The following table presents changes in the carrying value of purchased credit impaired (“PCI”) loans (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Balance at beginning of period	$1,608	$1,620
Change due to payments received and accretion	(71)	(83)
Change due to loan charge-offs	—	—
Other	—	—
Balance at end of period	$1,537	$1,537

The following table presents changes in the accretable yield for PCI loans (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Balance at beginning of period	$438	$440
Accretion	(33)	(45)
Reclassification from (to) nonaccretable difference	—	—
Other, net		10
Balance at end of period	$405	$405

PCI loans had no impact on the ALL for the three or six months ended June 30, 2019 or 2018.

NOTE 4 – PREMISES AND EQUIPMENT

The Company leases certain premises and equipment under operating leases.  At June 30, 2019, the Company had lease liabilities totaling $12.9 million and right-of-use assets totaling $12.2 million related to these leases.  Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively.  At June 30, 2019, the weighted average remaining lease term for operating leases was 11.1 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.53%.

Lease costs were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$455	$937
Short-term lease cost	—	—
Variable least cost	—	—
Total lease cost	$455	$937

Rent expense for the three and six months ended June 30, 2018, prior to the adoption of ASU 2016-02 was $415,000 and $809,000, respectively.

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the three or six months ended June 30, 2019 or 2018.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows (in thousands):

June 30, 2019
Lease payments due:
Within one year	$1,536
After one but within two years	1,553
After two but within three years	1,517
After three but within four years	1,457
After four but within five years	1,221
After five years	8,267
Total undiscounted cash flows	15,551
Discount on cash flows	(2,662)
Total lease liability	$12,889

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES

The Company had outstanding borrowings totaling of $10.0 million and $125.0 million at June 30, 2019 and December 31, 2018, respectively, via various advances. These advances are non-callable; interest payments are due monthly, with principal due at maturity.

The following is a summary of the contractual maturities and average effective rates of outstanding advances (dollars in thousands):

	June 30, 2019		December 31, 2018
Year	Amount	Interest Rates	Amount	Interest Rates
2019	$—	—	$125,000	2.48%
2020	10,000	2.42%	—	—
2021	—	—	—	—
2022	—	—	—	—
2023	—	—	—	—
Thereafter	—	—	—	—
Total	$10,000	2.42%	$125,000	2.48%

Advances from the FHLB are collateralized by investment securities with a market value of $4.1 million, FHLB stock and certain commercial and residential real estate mortgage loans totaling $728.5 million under a blanket mortgage collateral agreement.  At June 30, 2019, the amount of available credit from the FHLB totaled $150.7 million.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended June 30, 2019 and 2018 (dollars in thousands):

		Unrealized Gains	Unrealized
	Gains and	and Losses	Losses on
	Losses on	on Available	Securities
	Cash Flow	for Sale	Transferred to
	Hedges	Securities	Held to Maturity	Total
Six Months Ended June 30, 2019
Beginning Balance	$(2,636)	$(680)	$—	$(3,316)
Other comprehensive income (loss) before reclassification, net of tax	(205)	4,140	—	3,935
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(353)	(80)	—	(433)
Net current period other comprehensive income (loss)	(558)	4,060	—	3,502
Ending Balance	$(3,194)	$3,380	$—	$186

Six Months Ended June 30, 2018
Beginning Balance	$(3,679)	$1,162	$(10)	$(2,527)
Other comprehensive income (loss) before reclassification, net of tax	1,288	(3,643)	20	(2,335)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(435)	2	(10)	(443)
Net current period other comprehensive income (loss)	853	(3,641)	10	(2,778)
Ending Balance	$(2,826)	$(2,479)	$—	$(5,305)

The following were significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

					Affected Line Item
Details about Accumulated Other	Three Months Ended June 30,		Six Months Ended June 30,		in the Statement Where
Comprehensive Income (Loss) Components	2019	2018	2019	2018	Net Income is Presented
Unrealized losses on cash flow hedges	$(114)	$(111)	$(224)	$(218)	Interest expense - money market
	(51)	(113)	(138)	(257)	Interest expense - Federal Home Loan Bank advances
	—	16	9	40	Income tax benefit
	$(165)	$(208)	$(353)	$(435)	Net of tax
Unrealized gains (losses) on available- for-sale securities	$(121)	$3	$(108)	$3	Net gain (loss) on sale of securities
	32	(1)	28	(1)	Income tax benefit (expense)
	$(89)	$2	$(80)	$2	Net of tax
Unrealized losses on securities transferred to held-to-maturity	$—	$—	$—	$(14)	Interest income - securities
	—	—	—	4	Income tax benefit
	$—	$—	$—	$(10)	Net of tax

NOTE 7 – INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2019 was 24.0% and 23.1% compared to 15.9% and 14.6% for the three and six months ended June 30, 2018.  In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions, including income tax consequences. In addition to other changes, the guidance changes the accounting for excess tax benefits and tax deficiencies from generally being recognized in additional paid-in capital to recognition as income tax expense or benefit in the period they occur. The Company adopted the new guidance in the first quarter of 2017. As a result, the Company’s income tax expense was increased by $2,000 and decreased by $31,000 for the three and six months ended June 30, 2019, respectively, and decreased by $277,000 and $640,000 for the three and six months ended June 30, 2018, respectively.

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

The following table sets forth outstanding financial instruments whose contract amounts represent credit risk as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	Contract or notional amount
	June 30, 2019	December 31, 2018
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$702,007	$707,675
Standby letters of credit	11,124	12,273
Total	$713,131	$719,948

The Company is party to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims as of June 30, 2019, will not have a material impact on the financial statements of the Company.

NOTE 9 – DERIVATIVES

The Company utilizes derivative financial instruments, interest rate swaps and mortgage banking related derivatives, as part of its ongoing efforts to manage its interest rate risk exposure as well as the exposure for its customers.  The notional amount of the interest rate swaps does not represent amounts exchanged by the parties. The amount exchanged is determined by reference to the notional amount and the other terms of the individual interest rate swap agreements.

Interest Rate Swaps Designated as Cash Flow Hedges

There were no interest rate swaps designated as cash flow hedges as of June 30, 2019. Forward starting interest rate swaps with notional amounts totaling $20 million as of  December 31, 2018 were designated as cash flow hedges of certain liabilities and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness was included in net income. Therefore, the aggregate fair value of the swaps is recorded in other liabilities with changes in fair value recorded in other comprehensive income. The Company terminated an interest rate swap during the second quarter of 2019 with a notional amount of $20 million, which resulted in a termination fee of $1.5 million. Cash flow swaps that have been terminated resulting in cash settlement equal to previously unrealized gains or losses are included in accumulated other comprehensive income and are being amortized to net income over the remaining contractual terms of the swaps.

Summary information about the interest-rate swaps designated as cash flow hedges was as follows (dollars in thousands):

	June 30, 2019	December 31, 2018
Notional amounts	$—	$20,000
Weighted average pay rates	—	3.54%
Weighted average receive rates	—	3 month LIBOR
Weighted average maturity	—	4.5 years
Fair value	$—	$(836)
Amount of unrealized loss recognized in accumulated other comprehensive income, net of tax	$—	$(617)

Pursuant to its interest rate swap agreements, the Company pledged collateral to the counterparties in the form of investment securities with a market value of $1.9 million at June 30, 2019. There was no collateral posted from the counterparties to the Company as of June 30, 2019.

Other Interest Rate Swaps

The Company also enters into swaps to facilitate customer transactions and meet their financing needs.  Upon entering into these transactions the Company enters into offsetting positions with large U.S. financial institutions in order to minimize risk to the Company. A summary of the Company’s customer related interest rate swaps was as follows (dollars in thousands):

	June 30, 2019		December 31, 2018
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$27,940	$(741)	$29,126	$24
Pay variable/receive fixed swaps	27,940	741	29,126	(24)
Total	$55,880	$—	$58,252	$—

Mortgage Banking Derivatives

The Company enters into various derivative agreements with customers in the form of interest-rate lock commitments which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The derivatives are valued using a model that utilizes market interest rates and other unobservable inputs. Changes in the fair value of these commitments due to fluctuations in interest rates that are to be originated to our loans held for sale portfolio are economically hedged through the use of forward sale commitments of mortgage-backed securities. The gains and losses arising from this derivative activity are reflected in current period earnings under mortgage banking income. Interest rate lock commitments are valued using a model with significant unobservable market parameters. Forward sale commitments are valued based on quoted prices for similar assets in an active market with inputs that are observable.

The net gains (losses) relating to mortgage banking derivative instruments included in mortgage banking income were as follows (dollars in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Mortgage loan interest rate lock commitments	$592	$592
Mortgage-backed securities forward sales commitments	(353)	(353)
Total	$239	$239

There were no gains (losses) relating to mortgage banking derivative instruments for the three or six months ended June 30, 2018.

The amount and fair value of mortgage banking derivatives included in the consolidated balance sheets was as follows (dollars in thousands):

	June 30, 2019		December 31, 2018
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Included in other assets:
Mortgage loan interest rate lock commitments	$52,100	$592	$—	$—
Included in other liabilities:
Mortgage-backed securities forward sales commitments	$49,750	$(278)	$—	$—

NOTE 10 - STOCK OPTIONS AND RESTRICTED SHARES

During 2008, the board of directors of the Bank approved the CapStar Bank 2008 Stock Incentive Plan. Following the formation of CapStar Financial Holdings, Inc. in 2016, and in connection with the Share Exchange, the outstanding awards of restricted stock and stock options under the CapStar Bank 2008 Stock Incentive Plan were exchanged for similar awards of restricted stock and stock options issued by CapStar Financial Holdings, Inc. under the CapStar Financial Holdings, Inc. Stock Incentive Plan (the “Plan”), which the board of directors adopted in 2016. The Stock Incentive Plan provides for the grant of stock-based incentives, including stock options, restricted stock units, performance awards and restricted stock, to employees, directors and service providers that are subject to forfeiture until vesting conditions have been satisfied by the award recipient under the terms of the award.  The Plan is intended to help align the interests of employees and our shareholders and reward our employees for improved Company performance.  The Plan reserved 1,569,475 shares of stock for issuance of stock incentives. In April 2018 the board of directors reserved an additional 400,000 shares of stock for issuance of stock incentives.  Stock incentives include both restricted share and stock option grants.  Total shares issuable under the plan were 354,518 at June 30, 2019.

The Company has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows (dollars in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock-based compensation expense before income taxes	$340	$325	$684	$630
Less: deferred tax benefit	(89)	(85)	(179)	(165)
Reduction of net income	$251	$240	$505	$465

Restricted Shares

Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The fair value of each restricted stock grant is based on valuations performed by independent consultants. The recipients have the right to vote and receive dividends but cannot sell, transfer, assign, pledge, hypothecate, or otherwise encumber the restricted stock until the shares have vested. Restricted shares fully vest on the third anniversary of the grant date.  A summary of the changes in the Company’s nonvested restricted shares for the six months ended June 30, 2019 follows:

		Weighted
		Average
	Restricted	Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at beginning of period	157,616	$17.00
Granted	30,183	15.91
Vested	(55,650)	15.13
Forfeited	(11,801)	17.73
Nonvested at end of period	120,348	$17.52

As of June 30, 2019, there was $2.6 million of unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.9 years.  The total fair value of shares vested during the six months ended June 30, 2019 and 2018 was $0.9 million and $1.6 million.

Stock Options

Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant.  Option awards generally have a four year vesting period and a ten year contractual term.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the table below. Expected volatility is based on historical volatilities of the Company’s common stock. The expected term of options granted was calculated using the “simplified” method for plain vanilla options. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted in 2018.  The Company granted 50,000 options during 2019.

The fair value of options granted during 2019 was determined using the following weighted average assumptions as of the grant date.

2019
Dividend yield	1.35%
Expected term (in years)	6.50
Expected stock price volatility	29.55%
Risk-free interest rate	2.25%

A summary of the activity in stock options for the six months ended June 30, 2019 follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at beginning of period	507,903	$8.66
Granted	50,000	14.84
Exercised	(218,954)	6.68
Forfeited or expired	—	—
Outstanding at end of period	338,949	$10.86	4.8
Fully vested and expected to vest	338,508	$10.85	4.8
Exercisable at end of period	282,699	$10.10	3.8

Information related to stock options during each year follows:

	2019	2018
Intrinsic value of options exercised	$2,007,300	$2,081,344
Cash received from option exercises	1,253,233	2,186,420
Tax benefit realized from option exercises	14,979	544,063
Weighted average fair value of options granted	5.35	—

As of June 30, 2019, there was $0.3 million of unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 2.8 years.

NOTE 11 – REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by the Federal Reserve and the Bank is also subject to the regulatory capital requirements of the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that could, in that event, have a material adverse effect on the institutions’ financial statements. The relevant regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting principles. The capital classifications of the Company and the Bank are also subject to qualitative judgments by their regulators about components, risk weightings, and other factors. Those qualitative judgments could also affect the capital status of the Company and the Bank and the amount of dividends the Company and the Bank may distribute. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2019, the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

The Company’s and the Bank’s capital amounts and ratios as of June 30, 2019 and December 31, 2018 are presented in the following table (dollars in thousands).

	Actual		Minimum capital requirement (1)		Minimum to be well-capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2019:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$228,302	13.29%	$137,394	8.00%	N/A	N/A
CapStar Bank	213,170	12.41	137,368	8.00	$171,710	10.00
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	215,220	12.53	103,046	6.00	N/A	N/A
CapStar Bank	200,088	11.65	103,026	6.00	137,368	8.00
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	206,220	12.01	77,284	4.50	N/A	N/A
CapStar Bank	183,588	10.69	77,270	4.50	111,612	6.50
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	215,220	11.01	78,224	4.00	N/A	N/A
CapStar Bank	200,088	10.24	78,186	4.00	97,733	5.00

At December 31, 2018:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$222,030	12.84%	$138,336	8.00%	N/A	N/A
CapStar Bank	201,972	11.68	138,294	8.00	$172,868	10.00
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	209,738	12.13	103,752	6.00	N/A	N/A
CapStar Bank	189,680	10.97	103,721	6.00	138,294	8.00
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	200,738	11.61	77,814	4.50	N/A	N/A
CapStar Bank	173,180	10.02	77,791	4.50	112,364	6.50
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	209,738	11.06	75,867	4.00	N/A	N/A
CapStar Bank	189,680	10.01	75,828	4.00	94,785	5.00

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

NOTE 12 – EARNINGS PER SHARE

The following is a summary of the basic and diluted earnings per share calculation for the three and six months ended June 30, 2019 and 2018 (dollars in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Basic net income per share calculation:
Numerator – Net income	$5,756	$3,513	$10,535	$6,707
Denominator – Average common shares outstanding	17,663,992	11,845,822	17,723,286	11,755,535
Basic net income per share	$0.33	$0.30	$0.59	$0.57
Diluted net income per share calculation:
Numerator – Net income	$5,756	$3,513	$10,535	$6,707
Denominator – Average common shares outstanding	17,663,992	11,845,822	17,723,286	11,755,535
Dilutive shares contingently issuable	986,714	1,221,401	1,017,036	1,266,209
Average diluted common shares outstanding	18,650,706	13,067,223	18,740,322	13,021,744
Diluted net income per share	$0.31	$0.27	$0.56	$0.52

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

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Appraisals may be adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and/or management’s expertise and knowledge of the collateral. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.  The Company had no other real estate owned carried at fair value as of June 30, 2019 or December 31, 2018.

Loans Held For Sale: Loans held for sale are carried at either fair value, if elected, or the lower of cost or fair value on a pool-level basis. Origination fees and costs for loans held for sale recorded at lower of cost or market are capitalized in the basis of the loan and are included in the calculation of realized gains and losses upon sale.  Origination fees and costs are recognized in earnings at the time of origination for loans held for sale that are recorded at fair value.  Fair value is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 2).  There were no loans held for sale carried at fair value at December 31, 2018.

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

Derivatives-Mortgage Loan Interest Rate Lock Commitments:  Interest rate lock commitments that relate to the origination of mortgage loans that will be held for sale are recorded at fair value, determined as the amount that would be required to settle each derivative instrument at the balance sheet date. The fair value of the interest rate lock commitment is derived from the fair value of related mortgage loans, which is based on observable market data and includes the expected net future cash flows related to servicing of the loans.  In estimating the fair value of an interest rate lock commitment, the Company assigns a probability to the interest rate lock commitment based on an expectation that it will be exercised and the loan will be funded (a “pull through” rate).  The expected pull through rates are applied to the fair value of the unclosed mortgage pipeline, resulting in a Level 3 fair value classification. The pull through rate is a statistical analysis of our actual rate lock fallout history to determine the sensitivity of the residential mortgage loan pipeline compared to interest rate changes and other deterministic values. New market prices are applied based on updated loan characteristics and new fallout ratios (i.e., the inverse of the pull through rate) are applied accordingly. Significant increases (decreases) in the pull through rate in isolation result in a significantly higher (lower) fair value measurement. Changes to the fair value of interest rate lock commitments are recognized based on interest rate changes, changes in the probability that the commitment will be exercised, and the passage of time.

Derivatives-Mortgage-Backed Securities Forward Sales Commitments: The Company utilizes mortgage-backed securities forward sales commitments to hedge mortgage loan interest rate lock commitments.  Mortgage-backed securities forward sales commitments are recorded at fair value based on quoted prices for similar assets in an active market with inputs that are observable, resulting in a Level 2 fair value classification.

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair value measurements at June 30, 2019
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. government-sponsored agencies	$6,477	$—	$6,477	$—
Obligations of states and political subdivisions	51,499	—	51,499	—
Mortgage-backed securities-residential	124,840	—	124,840	—
Asset-backed securities	3,299	—	3,299	—
Other debt securities	8,842	—	8,842	—
Loans held for sale	37,604	—	37,604	—
Derivative assets:
Non-hedging derivatives:
Interest rate swaps - customer related	752	—	752	—
Mortgage loan interest rate lock commitments	592	—	—	592
Liabilities:
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps - customer related	(752)	—	(752)	—
Mortgage-backed securities forward sales commitments	(278)	—	(278)	—

	Fair value measurements at December 31, 2018
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. government-sponsored agencies	$10,706	$—	$10,706	$—
Obligations of states and political subdivisions	61,926	—	61,926	—
Mortgage-backed securities-residential	144,158	—	144,158	—
Asset-backed securities	15,284	—	15,284	—
Other debt securities	11,734	—	11,734	—
Derivative assets:
Non-hedging derivatives:
Interest rate swaps - customer related	494	—	494	—
Liabilities:
Derivative liabilities:
Cash flow hedges:
Interest rate swaps - cash flow hedges	(836)	—	(836)	—
Non-hedging derivatives:
Interest rate swaps - customer related	(494)	—	(494)	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2019 and 2018 (dollars in thousands):

	Mortgage Loan Interest Rate
	Lock Commitments
	2019	2018

Balance of recurring Level 3 assets at January 1st	$—	$—
Total gains or losses for the period:
Include in mortgage banking income	592	—
Balance of recurring Level 3 assets at June 30th	$592	$—

The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2019 (dollars in thousands).  There were no Level 3 fair value measurements at December 31, 2018.

				Range
	Fair	Valuation		(Weighted-
June 30, 2019	Value	Technique(s)	Unobservable Input(s)	Average)
Assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	$592	Consensus pricing	Origination pull-through rate	68% - 96% (80%)

Assets measured at fair value on a nonrecurring basis are summarized below (dollars in thousands): There were no assets measured at fair value on a nonrecurring basis at December 31, 2018.

Fair value measurements at June 30, 2019
Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(level 1)	(level 2)	(level 3)
Assets:
Impaired loans:
Commercial and industrial	$444	—	—	444

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis at June 30, 2019 (dollars in thousands):

				Range
	Fair	Valuation		(Weighted-
June 30, 2019	Value	Technique(s)	Unobservable Input(s)	Average)
Impaired loans:
Commercial and industrial	$444	Sales Comparison approach	Appraisal discounts	25%

Fair Value of Financial Instruments

The carrying value and estimated fair values of the Bank’s financial instruments at June 30, 2019 and December 31, 2018 were as follows (dollars in thousands):

	June 30, 2019		December 31, 2018
	Carrying		Carrying		Fair value
	amount	Fair value	amount	Fair value	level of input
Financial assets:
Cash and due from banks, interest-bearing deposits in financial institutions	$156,085	$156,085	$94,681	$94,681	Level 1
Federal funds sold	—	—	10,762	10,762	Level 1
Securities available-for-sale	194,957	194,957	243,808	243,808	Level 2
Securities held-to-maturity	3,721	3,820	3,734	3,785	Level 2
Loans held for sale	89,629	90,800	57,618	58,596	Level 2
Restricted equity securities	14,150	N/A	12,038	N/A	N/A
Loans	1,440,617	1,435,130	1,429,794	1,442,082	Level 3
Accrued interest receivable	6,045	6,045	5,964	5,964	Level 2
Other assets	35,157	35,157	34,489	34,489	Level 2 / Level 3
Financial liabilities:
Deposits	1,722,770	1,723,123	1,570,008	1,572,880	Level 3
Federal Home Loan Bank advances	10,000	10,000	125,000	126,548	Level 2
Other liabilities	1,606	1,606	2,753	2,753	Level 3

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a)	Cash and Due from Banks, Interest-Bearing Deposits in Financial Institutions

For these short‑term instruments, the carrying amount is a reasonable estimate of fair value.

(b)	Federal Funds Sold

Federal funds sold clear on a daily basis. For this reason, the carrying amount is a reasonable estimate of fair value.

(c)	Restricted Equity Securities

It is not practical to determine the fair value of restricted securities due to restrictions placed on their transferability.

(d)	Loans

In accordance with the prospective adoption of ASU 2016-01, the fair value of loans was measured using an exit price notion.  Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

(e)	Accrued Interest Receivable

The carrying amounts of accrued interest approximate fair value.

(f)	Other Assets

Included in other assets are bank owned life insurance and certain interest rate swap agreements. The fair values of interest rate swap agreements are based on independent pricing services that utilize pricing models with observable market inputs. For bank owned life insurance, the carrying amount is based on the cash surrender value and is a reasonable estimate of fair value.

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

Included in other liabilities are accrued interest payable and certain interest rate swap agreements. The fair values of interest rate swap agreements are based on independent pricing services that utilize pricing models with observable market inputs.  The carrying amounts of accrued interest approximate fair value.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our financial condition at June 30, 2019 and December 31, 2018 and our results of operations for the three and six months ended June 30, 2019 and 2018.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere in this Report and our Annual Report on Form 10-K for the year ended December 31, 2018.  Annualized results for interim periods may not be indicative of results for the full year or future periods.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our current expectations.  Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Report and the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. We assume no obligation to update any of these forward-looking statements except to the extent required by applicable law.

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

Overview

The second quarter of 2019 resulted in $0.31 diluted net income per share of common stock, an increase of 14.8% compared to the second quarter of 2018.  Annualized return on average assets was 1.15% for the second quarter of 2019 compared to 1.01% for the same period in 2018.

For the six months ended June 30, 2019, diluted net income per share of common stock was $0.56, an increase of 9.1% compared to the same period in 2018. Annualized return on average assets was 1.06% for the six months ended June 30, 2019 compared to 0.98% for the same period in 2018.

At June 30, 2019, loans increased to $1.44 billion, as compared to $1.43 billion at December 31, 2018.  Total deposits increased to $1.72 billion at June 30, 2019 from $1.57 billion at December 31, 2018.

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

Net interest income increased $5.4 million, or 46.8%, for the three months ended June 30, 2019 compared to the same period in 2018 and increased $11.6 million, or 51.6%, for the six months ended June 30, 2019 compared to the same period in 2018.  Net interest margin increased to 3.68% for the three months ended June 30, 2019, compared with 3.46% for the same period of 2018 and increased to 3.71% for the six months ended June 30, 2019, compared with 3.43% for the same period of 2018.  The positive effects of increased yields on earning assets were partially offset by the negative effects of increasing deposit costs.

No provision for loan losses was recorded for the second quarter of 2019 compared to $0.2 million during the comparable period of 2018.  Provision for loan losses for the six months ended June 30, 2019 and 2018 were $0.9 million and $0.8 million, respectively. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for the estimated probable inherent losses on outstanding loans. Our allowance for loan losses at June 30, 2019 was 0.90% of total loans, compared with 0.85% of total loans at December 31, 2018.

Total non-interest income for the second quarter of 2019 increased $4.3 million, or 154.3%, compared with the same period in 2018, and comprised 23% of total revenues.  For the six months ended June 30, 2019, total non-interest income increased $5.9 million, or 101.0%, compared with the same period in 2018, and comprised 20% of total revenues.  These increases were primarily the result of higher mortgage banking income, Tri-Net fees and interchanges fees resulting from our acquisition of Athens.

As we grew our team and expanded into East Tennessee with the Athens acquisition, total non-interest expense for the three and six months ended June 30, 2019 increased $6.5 million, or 64.6%, and $11.6 million, or 59.3%, respectively, compared with the same periods in 2018. Included in noninterest expense for the three and six months ended June 30, 2019 were $1.7 million and $2.3 million, respectively, of pretax merger related charges related to the acquisition of Athens compared to $0.3 million for the three and six months ended June 30, 2018. Our efficiency ratio for the three months ended June 30, 2019 was 68.5% compared to 69.7% for the same period in 2018.  For the six months ended June 30, 2019 our efficiency ratio was 68.2% compared to 69.2% for the same period in 2018.

Our effective tax rate for the three and six months ended June 30, 2019 was 24.0% and 23.1%, respectively, compared to 15.9% and 14.6% for the same periods in 2018.  The increase in the effective tax rate is largely the result of the decreasing ratio of excess tax benefits from stock compensation to income before income taxes.

Tangible common equity, a non-GAAP measure, is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. The ratio of tangible common equity to total tangible assets was 10.56% as of June 30, 2019, compared with 10.39% at December 31, 2018.  See “—Non-GAAP Financial Measures” for details on reconciliations to the most directly comparable U.S. GAAP measures.

The following sections provide more details on subjects presented in this overview.

(a)	Results of Operations

The following is a summary of our results of operations:

			2019 - 2018			2019 - 2018
	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Increase	June 30,		Increase
	2019	2018	(Decrease)	2019	2018	(Decrease)
Interest income	$23,158	$15,354	50.8%	$46,125	$29,098	58.5%
Interest expense	6,150	3,767	63.3%	12,115	6,665	81.8%
Net interest income	17,008	11,587	46.8%	34,010	22,433	51.6%
Provision for loan losses	—	169	(100.0)%	886	846	4.7%
Net interest income after provision for loan losses	17,008	11,418	49.0%	33,124	21,587	53.4%
Noninterest income	7,032	2,765	154.3%	11,767	5,854	101.0%
Noninterest expense	16,470	10,005	64.6%	31,196	19,586	59.3%
Net income before income taxes	7,570	4,178	81.2%	13,695	7,855	74.3%
Income tax expense	1,814	665	172.6%	3,160	1,148	175.2%
Net income	$5,756	$3,513	63.9%	$10,535	$6,707	57.1%

Basic net income per share of common stock	$0.33	$0.30	9.9%	$0.59	$0.57	4.2%
Fully diluted net income per share of common stock	$0.31	$0.27	14.8%	$0.56	$0.52	9.1%

Annualized return on average assets and annualized return on average shareholders’ equity were 1.15% and 8.84%, respectively, for the second quarter of 2019, compared with 1.01% and 9.30%, respectively, for the same period in 2018.

Annualized return on average assets and annualized return on average shareholders’ equity were 1.06% and 8.20%, respectively, for the six months ended June 30, 2019, compared with 0.98% and 9.02%, respectively, for the same period in 2018.

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

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended June 30,
	2019			2018
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$1,469,210	$19,931	5.44%	$1,041,835	$13,090	5.04%
Loans held for sale	91,585	1,068	4.68%	58,297	706	4.86%
Securities:
Taxable investment securities (2)	175,742	1,379	3.14%	155,552	1,071	2.76%
Investment securities exempt from federal income tax (3)	52,541	363	3.50%	42,381	257	3.07%
Total securities	228,283	1,742	3.22%	197,933	1,328	2.82%
Cash balances in other banks	75,485	411	2.18%	50,335	211	1.68%
Funds sold	767	6	2.96%	2,898	19	2.57%
Total interest-earning assets	1,865,330	23,158	5.00%	1,351,298	15,354	4.58%
Noninterest-earning assets	138,877			45,061
Total assets	$2,004,207			$1,396,359
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$467,326	1,827	1.57%	$279,705	892	1.28%
Savings and money market deposits	479,012	1,782	1.49%	428,330	1,413	1.32%
Time deposits	417,873	2,217	2.13%	193,041	834	1.73%
Total interest-bearing deposits	1,364,211	5,826	1.71%	901,076	3,139	1.40%
Borrowings and repurchase agreements	42,117	324	3.09%	99,286	628	2.53%
Total interest-bearing liabilities	1,406,328	6,150	1.75%	1,000,362	3,767	1.51%
Noninterest-bearing deposits	314,029			237,324
Total funding sources	1,720,357			1,237,686
Noninterest-bearing liabilities	22,653			7,138
Shareholders’ equity	261,197			151,535
Total liabilities and shareholders’ equity	$2,004,207			$1,396,359
Net interest spread (4)			3.25%			3.07%
Net interest income/margin (5)		$17,008	3.68%		$11,587	3.46%

(1)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)	Taxable investment securities include restricted equity securities.
(3)	Yields on tax exempt securities are shown on a tax equivalent basis.
(4)	Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.
(5)	Net interest margin is annualized net interest income calculated on a tax equivalent basis divided by total average interest-earning assets for the period.

	For the Six Months Ended June 30,
	2019			2018
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$1,465,473	$39,718	5.47%	$1,012,827	$24,574	4.89%
Loans held for sale	79,301	1,873	4.76%	63,163	1,456	4.65%
Securities:
Taxable investment securities (2)	185,533	2,913	3.14%	155,918	2,080	2.67%
Investment securities exempt from federal income tax (3)	54,360	739	3.44%	44,671	538	3.05%
Total securities	239,893	3,652	3.21%	200,589	2,618	2.75%
Cash balances in other banks	70,936	857	2.44%	49,465	411	1.68%
Funds sold	1,419	25	3.52%	3,216	39	2.41%
Total interest-earning assets	1,857,022	46,125	5.03%	1,329,260	29,098	4.44%
Noninterest-earning assets	139,364			44,610
Total assets	$1,996,386			$1,373,870
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$450,830	3,420	1.53%	$283,002	1,646	1.17%
Savings and money market deposits	484,470	3,500	1.46%	404,064	2,418	1.21%
Time deposits	396,588	4,030	2.05%	184,074	1,483	1.62%
Total interest-bearing deposits	1,331,888	10,950	1.66%	871,140	5,547	1.28%
Borrowings and repurchase agreements	80,496	1,165	2.92%	92,006	1,118	2.45%
Total interest-bearing liabilities	1,412,384	12,115	1.73%	963,146	6,665	1.40%
Noninterest-bearing deposits	301,638			253,727
Total funding sources	1,714,022			1,216,873
Noninterest-bearing liabilities	23,202			7,083
Shareholders’ equity	259,162			149,914
Total liabilities and shareholders’ equity	$1,996,386			$1,373,870
Net interest spread (4)			3.30%			3.04%
Net interest income/margin (5)		$34,010	3.71%		$22,433	3.43%

(1)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)	Taxable investment securities include restricted equity securities.
(3)	Yields on tax exempt securities are shown on a tax equivalent basis.
(4)	Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.
(5)	Net interest margin is annualized net interest income calculated on a tax equivalent basis divided by total average interest-earning assets for the period.

Our net interest margin was 3.68% and 3.46% for the second quarter of 2019 and 2018, respectively.  For the six months ended June 30, 2019 and 2018, our net interest margin was 3.71% and 3.43%, respectively.  The increase in net interest margin for both periods was primarily due to rising yields on earning assets partially offset by rising deposit costs.

For the second quarter of 2019 and 2018, average loan yields increased from 5.04% to 5.44% which was primarily driven by increases in short-term interest rate indexes affecting the variable rate portion of our loan portfolio, partially offset by competitive pricing pressures.  For the six months ended June 30, 2019 and 2018, average loan yields increased from 4.89% to 5.47%. From December 31, 2017 to June 30, 2019, the LIBOR – 1 month interest rate increased from 1.56% to 2.40%.  Approximately 55% of our loan portfolio is variable in nature.

Average loans for the three and six months ended June 30, 2019 increased 41.0% and 41.8%, respectively compared to the similar periods in 2018 as a result of the Athens acquisition, adding new bankers in the Nashville MSA and continued focus on attracting new clients.

For the second quarter of 2018 and 2019, average security yields increased from 2.82% to 3.22% and from 2.75% to 3.21% for the six months ended June 30, 2018 and 2019, respectively, primarily due to increases in the LIBOR rate on the variable rate portion of our securities portfolio.  The resulting yield on average interest-earning assets increased 42 basis points for the second quarter of 2019 compared to the similar period in 2018 and 59 basis points for the six months ended June 30, 2019 compared to the similar period of 2018.

We funded our growth in loans through an increase in funding sources of 39.0% and 40.9% for the three and six months ended June 30, 2019 compared to the similar periods in 2018. The primary driver of our increased funding sources was growth in our average deposits of 47.4% and 45.5% for the three and six months ended June 30, 2019 compared to the similar periods in 2018 which was largely driven by the acquisition.  Average non-interest bearing deposits increased 32.3% and 18.9% for the three and six months ended June 30, 2019 compared to the similar period in 2018.

The average rate paid on interest-bearing liabilities was 1.75% for the second quarter of 2019, as compared to 1.51% for the same period in 2018. For the six months ended June 30, 2019 and 2018, the average rate paid on interest-bearing liabilities was 1.73% and 1.40%, respectively.  These increases were due to the increases in the Fed Funds rate which increased from 1.33% at December 31, 2017 to 2.40% at June 30, 2019. We passed along a portion of this 107 basis point rate increase to our clients.

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

At June 30, 2019, our EAR static simulation results indicated that our balance sheet is asset sensitive to parallel shifts in interest rates. This indicates that our assets generally reprice faster than our liabilities, which results in a favorable impact to net interest income when market interest rates increase. Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity and decay rates, and key rate drivers. Because of the inherent use of these estimates and assumptions in the model, our actual results may, and most likely will, differ from our static EAR results. In addition, static EAR results do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates or client behavior. For example, as part of our asset/liability management strategy, management has the ability to increase asset duration and/or decrease liability duration in order to reduce asset sensitivity, or to decrease asset duration and/or increase liability duration in order to increase asset sensitivity.

The following table illustrates the results of our EAR analysis to determine the extent to which our net interest income over the next 12 months would change if prevailing interest rates increased or decreased by the specified amounts.

Net interest income change
Increase 200bp	2.6%
Increase 100bp	1.5
Decrease 100bp	(3.7)
Decrease 200bp	(10.7)

Provision for Loan Losses

Our policy is to maintain an allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses, which is a charge to earnings, is decreased by charge-offs and is increased by loan recoveries. Our allowance for loan losses as a percentage of total loans was 0.90% and 0.85% at June 30, 2019 and December 31, 2018, respectively.

The provision for loan losses amounted to $0.0 million and $0.9 million, respectively, for the three and six months ended June 30, 2019 compared to $0.2 million and $0.8 million, respectively, for the three and six months ended June 30, 2018. Provision expense is impacted by the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs.

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at June 30, 2019. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate markets, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.  See “Notes to Consolidated Financial Statements (Unaudited) — Note 3 — Loans and Allowance for Loan Losses” for additional information on our allowance for loan losses.

Noninterest Income

In addition to net interest income, we generate other types of recurring noninterest income from our lines of business. Our banking operations generate revenue from service charges and fees on deposit accounts. We have a mortgage banking division that generates revenue from originating and selling mortgages, a division that originates and sells commercial real estate loans (Tri-Net), and we have a revenue-sharing relationship with a registered broker-dealer, which generates wealth management fees. In addition to these types of recurring noninterest income, we own insurance on several key employees and record income on the increase in the cash surrender value of these policies.

The following table sets forth the principal components of noninterest income for the periods indicated.

			2019 - 2018			2019 - 2018
	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Increase	June 30,		Increase
	2019	2018	(Decrease)	2019	2018	(Decrease)
Noninterest income:
Treasury management and other deposit service charges	$813	$427	90.5%	$1,611	$829	94.4%
Net gain (loss) on sale of securities	(121)	3	(4205.2)%	(108)	3	(3699.3)%
Tri-Net fees	1,024	325	215.0%	1,664	853	95.1%
Mortgage banking income	3,087	1,383	123.3%	4,472	2,695	65.9%
Other noninterest income	2,229	627	255.0%	4,128	1,474	180.1%
Total noninterest income	$7,032	$2,765	154.3%	$11,767	$5,854	101.0%

The increase in treasury management and other deposit service charges for the three and six months ended June 30, 2019 compared to the same periods in 2018 was driven primarily by our acquisition of Athens and by transaction volume, which can fluctuate from period to period.  Growth in the volume of our commercial and consumer deposit accounts was the primary contributor to the increase.

Tri-Net fees are generated from originating and selling commercial real estate loans to third-party investors.  All of these loan sales transfer servicing rights to the buyer.  The volume of loan sales fluctuates from period to period based on various factors, including, but not limited to, market conditions and our need for liquidity.

Mortgage banking income consists of mortgage fee income from the origination and sale of mortgage loans.  These mortgage fees are for loans that we originated in our markets that are subsequently sold to third-party investors.  Mortgage origination fees will fluctuate from quarter to quarter as the interest rate environment changes.  During the second quarter of 2019 we implemented a hedging program for residential mortgage loans originated with the intent to sell.  In connection with this program, we elected the fair value option for this portfolio resulting in an additional $0.9 million of mortgage banking income for the three and six months ended June 30, 2019.

Other noninterest income primarily consists of loan related fees, interchange income and wealth management income.  The increase from 2018 to 2019 was primarily due to organic growth and our acquisition of Athens.

Noninterest Expense

Our total noninterest expense increase reflects expenses that we have incurred as we build the foundation to support our recent growth and enable us to execute our growth strategy. The following table presents the primary components of noninterest expense for the periods indicated.

			2019 - 2018			2019 - 2018
	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Increase	June 30,		Increase
	2019	2018	(Decrease)	2019	2018	(Decrease)
Noninterest expense:
Salaries and employee benefits	$8,563	$6,340	35.1%	$16,995	$12,598	34.9%
Data processing and software	1,862	810	130.0%	3,336	1,608	107.5%
Professional fees	501	344	45.4%	1,043	819	27.5%
Occupancy	809	535	51.3%	1,692	1,056	60.3%
Equipment	1,026	602	70.4%	1,878	1,141	64.5%
Regulatory fees	272	233	17.0%	546	436	25.3%
Merger related expenses	1,711	335	411.3%	2,305	335	588.7%
Amortization of intangibles	419	10	4163.9%	850	20	4220.5%
Other operating	1,307	796	64.0%	2,551	1,573	62.1%
Total noninterest expense	$16,470	$10,005	64.6%	$31,196	$19,586	59.3%

Salaries and employee benefits increased 35.1% and 34.9%, respectively, for the three and six months ended June 30, 2019 compared to the similar periods in 2018. The increase is primarily related to the addition of personnel associated with our acquisition of Athens and continued expansion in the Nashville MSA. The number of full-time employees increased from 175 at January 1, 2018 to 290 at June 30, 2019.

Data processing and software expense increased during the periods presented due to an increase in the volume of transactions from organic growth and costs associated with running dual systems related to our acquisition of Athens.  The Athens related systems conversion occurred during April 2019.

The increase in occupancy expense and equipment expense for each of the periods presented is due to our acquisition of Athens and relocating our Brentwood branch location at the beginning of 2019.

Merger related expenses are the result of our acquisition with Athens. Amortization of intangibles increased from 2018 to 2019 due to the new core deposit intangible recorded in connection with the Athens acquisition.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 68.5% for the three months ended June 30, 2019 compared to 69.7% for the same period 2018.  For the six months ended June 30, 2019 and 2018, our efficiency ratio was 68.2% and 69.2%, respectively. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. For the six months ended June 30, 2019, our revenue base (net interest income plus noninterest income) grew at a rate of approximately 1.0 times our noninterest expense.

Income Tax Provision

During the three and six months ended June 30, 2019, we recorded income tax expense of $1.8 million and $3.2 million, respectively, compared to $0.7 million and $1.1 million, respectively, for the three and six months ended June 30, 2018. Our income tax expense for the six months ended June 30, 2019 reflects an effective income tax rate of 23.1% compared to 14.6% for the same period in 2018.  Our effective tax rate differs from the statutory tax rate by our investments in municipal securities, company owned life insurance, state tax credits, certain non-deductible expenses, and the recognition of excess tax benefits related to stock compensation.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions, including income tax consequences. In addition to other changes, the guidance changes the accounting for excess tax benefits and tax deficiencies from generally being recognized in additional paid-in capital to recognition as income tax expense or benefit in the period they occur. As a result, our income tax expense was increased by $2,000 and reduced by $31,000 for the three and six months ended June 30, 2019, respectively, and reduced by $277,000 and $640,000 for the three and six months ended June 30, 2018, respectively.

(b)	Financial Condition

Balance Sheet

Total assets increased $54.5 million, or 2.8%, from $1.96 billion on December 31, 2018 to $2.02 billion on June 30, 2019. Loans grew $10.8 million, or 0.8%, in the first six months of 2019, cash increased $50.6 million, or 48.0%, offset by a decrease in securities of $48.9 million, or 20% for the same period. Loans held for sale increased $32.0 million, or 55.6%, during the first six months of 2019.

Total liabilities increased $46.2 million, or 2.7%, from $1.71 billion on December 31, 2018 to $1.76 billion on June 30, 2019. Deposits increased $152.8 million, or 9.7% over the same period of time.  We utilized this growth in deposits to decrease our Federal Home Loan Bank advances $115.0 million during the first six months of 2019.

Loans and Leases

The composition of loans and leases at June 30, 2019 and December 31, 2018 and the percentage of each classification to total loans are summarized as follows:

	June 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Commercial real estate	$594,812	41.2%	$550,446	38.5%
Consumer real estate	255,043	17.7%	253,562	17.7%
Construction and land development	123,901	8.6%	174,670	12.2%
Commercial and industrial	404,745	28.1%	404,600	28.3%
Consumer	26,704	1.9%	25,615	1.8%
Other	35,412	2.5%	20,901	1.5%
Total loans	$1,440,617	100.0%	$1,429,794	100.0%

At June 30, 2019, our loan portfolio composition remained relatively consistent with the composition at December 31, 2018. The commercial real estate category contains owner-occupied loans which are similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. As of June 30, 2019 and December 31, 2018, owner-occupied commercial real estate loans were $173.3 million and $141.9 million, respectively.

Non-Performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

	June 30, 2019	December 31, 2018
Non-accrual loans	$1,443	$2,078
Troubled debt restructurings	1,238	1,391
Loans past due over 89 days and still accruing	302	214

Non-performing loans	1,443	2,078
Foreclosed real estate	914	988
Non-performing assets	$2,357	$3,066
Non-performing loans as a percentage of total loans	0.10%	0.15%
Non-performing assets as a percentage of total assets	0.12%	0.16%

The following table sets forth the major classifications of non-accrual loans:

	June 30, 2019	December 31, 2018
Commercial real estate	$—	$—
Consumer real estate	676	1,187
Construction and land development	124	19
Commercial and industrial	616	817
Consumer	27	55
Other	—	—
Total loans	$1,443	$2,078

(c)	Liquidity

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

Our most liquid assets are comprised of cash and due from banks, available-for-sale marketable investment securities and federal funds sold. The fair value of the available-for-sale investment portfolio was $195.0 million at June 30, 2019. We pledge portions of our investment securities portfolio to secure public fund deposits, derivative positions and Federal Home Loan Bank (“FHLB”) advances. At June 30, 2019, total investment securities pledged for these purposes comprised 41% of the estimated fair value of the entire investment portfolio, leaving $118.0 million of unpledged securities.

We have a large base of non-maturity customer deposits, defined as demand, savings, and money market deposit accounts. At June 30, 2019, such deposits totaled $1.3 billion and represented 77% of our total deposits.

Other sources of funds available to meet daily needs include FHLB advances. As a member of the FHLB of Cincinnati, the Company has access to credit products offered by the FHLB. The Company views these borrowings as a low cost alternative to other time deposits. At June 30, 2019, available credit from the FHLB totaled $150.7 million. Additionally, we had available federal funds purchased lines with correspondent banks totaling $110.0 million at June 30, 2019.

The principal source of cash for CapStar Financial Holdings, Inc. (the “Parent Company”) is dividends paid to it as the sole shareholder of the Bank. At June 30, 2019, the Bank was able to pay up to $26.2 million in dividends to the Parent Company without regulatory approval subject to the ongoing capital requirements of the Bank.

Accordingly, management believes that our funding sources are at sufficient levels to satisfy our expected short-term and long-term liquidity needs.

(d)	Capital Resources

At June 30, 2019, shareholders’ equity totaled $262.7 million, an increase of $8.3 million since December 31, 2018. Accordingly, as of June 30, 2019, the Company and the Bank were well-capitalized under the regulatory framework for prompt corrective action.  See the Consolidated Statement of Changes in Shareholders’ Equity for further detail of the changes in equity since the end of 2018.

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

(dollars in thousands, except per share data)	June 30, 2019	December 31, 2018
Total equity	$262,664	$254,379
Less core deposit intangible	(7,689)	(8,538)
Less goodwill	(37,510)	(37,510)
Less preferred stock	(878)	(878)
Less preferred stock additional paid-in capital	(8,122)	(8,122)
Tangible common equity	$208,465	$199,331

Total assets	$2,018,421	$1,963,883
Less core deposit intangible	(7,689)	(8,538)
Less goodwill	(37,510)	(37,510)
Total tangible assets	$1,973,222	$1,917,835

Total shareholders' equity to total assets	13.01%	12.95%
Tangible common equity ratio	10.56%	10.39%
Total shares of common stock outstanding	17,561,476	17,724,721
Book value per share of common stock	$14.44	$13.84
Tangible book value per share of common stock	11.87	11.25

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information required by this item is included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Interest Rate Simulation Sensitivity Analysis” of this Report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The following table shows information relating to the repurchase of shares of common stock by the Company during the three months ended June 30, 2019.

	Total number of shares purchased (1)		Average price paid per share	Total number of shares purchased as part of publicly announced plan (2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plan
April 1 - April 30	95,959	(3)	$15.49	94,600	$4.09 million
May 1 - May 31	20,174	(4)	14.78	6,000	$4.00 million
June 1 - June 30	119,000		15.55	119,000	$2.15 million
Total	235,133	(5)	$15.46	219,600	$2.15 million

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

(3)	The Company acquired 1,359 shares through withholdings to pay taxes due upon the vesting of restricted shares.
(4)	The Company acquired 14,174 shares through withholdings to cover proceeds due upon the exercise of stock options.
(5)	The Company acquired 15,533 total shares through withholdings to pay taxes due upon the vesting of restricted shares and withholdings to cover proceeds due upon the exercise of stock options.

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

Eighth Amended and Restated Executive Employment Agreement, by and among the Company and Claire W. Tucker, dated as of May 13, 2019 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on form 8-K filed on May 17, 2019)

10.2†

Executive Employment Agreement, by and among the Company, the Bank and Timothy K. Schools, dated May 13, 2019 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 17, 2019)

10.3*†	CapStar Financial Holdings, Inc. Non-Qualified Stock Option Agreement by and between the Company and Timothy K. Schools, dated May 22, 2019.

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

32.1	Certification of Chief Executive Officer of CapStar Financial Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

32.2	Certification of Chief Financial Officer of CapStar Financial Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101.INS	XBRL Instance Document.*

101.SCH	XBRL Taxonomy Extension Schema Document.*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.*

101.DEF	XBRL Taxonomy Extension Definition Document.* ___________________________________________________________________________
*	Filed with this Quarterly Report on Form 10-Q.
**	Furnished with this Quarterly Report on Form 10-Q.
†	Represents a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTAR FINANCIAL HOLDINGS, INC.
By:	/s/ Robert B. Anderson
Robert B. Anderson
Chief Financial Officer and Chief Administrative Officer
(Duly Authorized Officer and Principal Financial Officer)

Date:  August 7, 2019