Form 10-Q
period 2019-09-30
CapStar Financial Holdings, Inc.
filed 2019-11-06
CIK 1676479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $1.00 par value per share	CSTR	Nasdaq Global Select Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☒
Non-Accelerated Filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Shares outstanding as of October 31, 2019
Common Stock, par value $1.00 per share	18,357,921

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements.

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30, 2019
	(unaudited)	December 31, 2018
Assets
Cash and due from banks	$24,289	$17,967
Interest-bearing deposits in financial institutions	129,732	76,714
Federal funds sold	—	10,762
Total cash and cash equivalents	154,021	105,443
Securities available-for-sale, at fair value	203,500	243,808
Securities held-to-maturity, fair value of $3,412, and $3,785 at September 30, 2019 and December 31, 2018, respectively	3,319	3,734
Loans held for sale (includes $45,988 and $0 measured at fair value at September 30, 2019 and December 31, 2018, respectively)	129,613	57,618
Loans	1,411,768	1,429,794
Less allowance for loan losses	(12,828)	(12,113)
Loans, net	1,398,940	1,417,681
Premises and equipment, net	19,416	18,821
Restricted equity securities	13,900	12,038
Accrued interest receivable	5,780	5,964
Goodwill	37,510	37,510
Core deposit intangible, net	7,280	8,538
Other real estate owned, net	914	988
Other assets	59,718	51,740
Total assets	$2,033,911	$1,963,883
Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$352,266	$289,552
Interest-bearing	562,516	434,921
Savings and money market accounts	509,753	497,108
Time	307,228	348,427
Total deposits	1,731,763	1,570,008
Federal Home Loan Bank advances	10,000	125,000
Other liabilities	24,066	14,496
Total liabilities	1,765,829	1,709,504
Shareholders’ equity:
Series A convertible preferred stock, $1 par value; 5,000,000 shares authorized; 0 and 878,048 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	878
Common stock, voting, $1 par value; 20,000,000 shares authorized; 18,343,403 and 17,592,160 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	18,343	17,592
Common stock, nonvoting, $1 par value; 5,000,000 shares authorized; 0 and 132,561 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	—	133
Additional paid-in capital	206,757	211,789
Retained earnings	41,710	27,303
Accumulated other comprehensive income (loss), net of income tax	1,272	(3,316)
Total shareholders’ equity	268,082	254,379
Total liabilities and shareholders’ equity	$2,033,911	$1,963,883

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Interest income:
Loans, including fees	$21,005	$14,167	$62,596	$40,197
Securities:
Taxable	1,028	951	3,540	2,775
Tax-exempt	354	248	1,093	784
Federal funds sold	1	17	26	56
Restricted equity securities	183	132	584	389
Interest-bearing deposits in financial institutions	645	267	1,502	679
Total interest income	23,216	15,782	69,341	44,880
Interest expense:
Interest-bearing deposits	2,102	1,146	5,523	2,793
Savings and money market accounts	1,944	1,409	5,445	3,827
Time deposits	1,887	985	5,917	2,468
Federal funds purchased	—	1	4	3
Securities sold under agreements to repurchase	—	—	5	—
Federal Home Loan Bank advances	127	698	1,281	1,813
Total interest expense	6,060	4,239	18,175	10,904
Net interest income	17,156	11,543	51,166	33,976
Provision for loan losses	(125)	481	761	1,328
Net interest income after provision for loan losses	17,281	11,062	50,405	32,648
Noninterest income:
Treasury management and other deposit service charges	788	528	2,399	1,357
Net gain (loss) on sale of securities	—	(1)	(108)	2
Tri-Net fees	847	373	2,511	1,227
Mortgage banking income	2,679	1,634	7,151	4,329
Other noninterest income	2,474	684	6,602	2,157
Total noninterest income	6,788	3,218	18,555	9,072
Noninterest expense:
Salaries and employee benefits	9,229	6,514	26,224	19,111
Data processing and software	1,790	803	5,126	2,411
Professional fees	528	255	1,571	1,074
Occupancy	858	544	2,550	1,600
Equipment	1,012	520	2,890	1,661
Regulatory fees	18	228	564	664
Merger related expenses	187	540	2,491	875
Amortization of intangibles	408	3	1,258	23
Other operating	1,501	663	4,054	2,236
Total noninterest expense	15,531	10,070	46,728	29,655
Income before income taxes	8,538	4,210	22,232	12,065
Income tax expense	2,072	554	5,231	1,702
Net income	$6,466	$3,656	$17,001	$10,363
Per share information:
Basic net income per share of common stock	$0.36	$0.30	$0.96	$0.87
Diluted net income per share of common stock	$0.35	$0.28	$0.91	$0.79
Weighted average shares outstanding:
Basic	17,741,778	12,040,229	17,729,518	11,851,476
Diluted	18,532,479	13,113,775	18,670,280	13,052,758

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$6,466	$3,656	$17,001	$10,363
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	1,112	(1,193)	6,502	(6,120)
Reclassification adjustment for (gains) losses included in net income	—	1	108	(2)
Tax effect	(291)	312	(1,729)	1,600
Net of tax	821	(880)	4,881	(4,522)
Unrealized losses on securities transferred to held-to-maturity:
Reclassification adjustment for losses included in net income	—	—	—	14
Tax effect	—	—	—	(4)
Net of tax	—	—	—	10
Unrealized gains (losses) on cash flow hedges:
Unrealized holding gains (losses) arising during the period	—	129	(702)	697
Reclassification adjustment for losses included in net income	265	224	627	698
Tax effect	—	(50)	(218)	(237)
Net of tax	265	303	(293)	1,158
Other comprehensive income (loss)	1,086	(577)	4,588	(3,354)
Comprehensive income	$7,552	$3,079	$21,589	$7,009

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands, except share data)

	Preferred	Common Stock, voting		Common Stock, nonvoting		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	stock	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	equity
Balance December 31, 2018	$878	17,592,160	$17,592	132,561	$133	$211,789	$27,303	$(3,316)	$254,379
Net issuance of restricted common stock	—	13,801	14	—	—	(182)	—	—	(168)
Stock-based compensation expense	—	—	—	—	—	344	—	—	344
Net exercise of common stock options	—	182,002	182	—	—	998	—	—	1,180
Repurchase of common stock	—	(155,400)	(155)	—	—	(2,276)	—	—	(2,431)
Common and preferred dividends declared	—	—	—	—	—	—	(744)	—	(744)
Net income	—	—	—	—	—	—	4,779	—	4,779
Other comprehensive income	—	—	—	—	—	—	—	2,412	2,412
Balance March 31, 2019	878	17,632,563	17,633	132,561	133	210,673	31,338	(904)	259,751
Net issuance of restricted common stock	—	(6,826)	(7)	—	—	(6)	—	—	(13)
Stock-based compensation expense	—	—	—	—	—	340	—	—	340
Net exercise of common stock options	—	22,778	23	—	—	51	—	—	74
Repurchase of common stock	—	(219,600)	(220)	—	—	(3,185)	—	—	(3,405)
Common and preferred dividends declared	—	—	—	—	—	—	(929)	—	(929)
Net income	—	—	—	—	—	—	5,756	—	5,756
Other comprehensive income	—	—	—	—	—	—	—	1,090	1,090
Balance June 30, 2019	878	17,428,915	17,429	132,561	133	207,873	36,165	186	262,664
Net issuance of restricted common stock	—	(5,335)	(6)	—	—	(28)	—	—	(34)
Stock-based compensation expense	—	—	—	—	—	351	—	—	351
Net exercise of common stock options	—	39,000	39	—	—	431	—	—	470
Conversion of preferred stock to common stock	(878)	878,048	878	—	—	—	—	—	—
Conversion of non-voting common stock to common stock	—	132,561	133	(132,561)	(133)	—	—	—	—
Repurchase of common stock	—	(129,786)	(130)	—	—	(1,870)	—	—	(2,000)
Common and preferred dividends declared	—	—	—	—	—	—	(921)	—	(921)
Net income	—	—	—	—	—	—	6,466	—	6,466
Other comprehensive income	—	—	—	—	—	—	—	1,086	1,086
Balance September 30, 2019	$—	18,343,403	$18,343	—	$—	$206,757	$41,710	$1,272	$268,082

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands, except share data)

	Preferred	Common Stock, voting		Common Stock, nonvoting		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	stock	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	equity
Balance December 31, 2017	$878	11,449,465	$11,450	132,561	$133	$118,120	$18,892	$(2,527)	$146,946
Net issuance of restricted common stock	—	24,729	25	—	—	(354)	—	—	(329)
Stock-based compensation expense	—	—	—	—	—	305	—	—	305
Net exercise of common stock options	—	61,822	62	—	—	238	—	—	300
Exercise of common stock warrants	—	104,781	104	—	—	838	—	—	942
Net income	—	—	—	—	—	—	3,194	—	3,194
Other comprehensive loss	—	—	—	—	—	—	—	(2,666)	(2,666)
Balance March 31, 2018	878	11,640,797	11,641	132,561	133	119,147	22,086	(5,193)	148,692
Net issuance of restricted common stock	—	5,419	5	—	—	(29)	—	—	(24)
Stock-based compensation expense	—	—	—	—	—	325	—	—	325
Net exercise of common stock options	—	106,550	106	—	—	791	—	—	897
Exercise of common stock warrants	—	45,804	47	—	—	321	—	—	368
Common and preferred dividends declared	—	—	—	—	—	—	(514)	—	(514)
Net income	—	—	—	—	—	—	3,513	—	3,513
Other comprehensive loss	—	—	—	—	—	—	—	(111)	(111)
Balance June 30, 2018	878	11,798,570	11,799	132,561	133	120,555	25,085	(5,304)	153,146
Net issuance of restricted common stock	—	(6,953)	(7)	—	—	(60)	—	—	(67)
Stock-based compensation expense	—	—	—	—	—	310	—	—	310
Net exercise of common stock options	—	165,354	166	—	—	580	—	—	746
Exercise of common stock warrants	—	35,590	35	—	—	261	—	—	296
Common and preferred dividends declared	—	—	—	—	—	—	—	—	—
Net income	—	—	—	—	—	—	3,656	—	3,656
Other comprehensive loss	—	—	—	—	—	—	—	(577)	(577)
Balance September 30, 2018	$878	11,992,561	$11,993	132,561	$133	$121,646	$28,741	$(5,881)	$157,510

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net income	$17,001	$10,363
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	761	1,328
Accretion of discounts on acquired loans and deferred fees	(1,908)	(948)
Depreciation and amortization	2,192	303
Net amortization of premiums on investment securities	577	803
Net (gain) loss on sale of securities	108	(2)
Mortgage banking income	(7,151)	(4,329)
Tri-Net fees	(2,511)	(1,227)
Net gain on sale of loans	(823)	(6)
Net gain on sale of other real estate owned	(3)	—
Stock-based compensation	1,035	940
Deferred income tax expense	874	406
Origination of loans held for sale	(594,982)	(395,851)
Proceeds from loans held for sale	532,649	425,007
Net increase in accrued interest receivable and other assets	(10,625)	(1,974)
Net increase in accrued interest payable and other liabilities	10,979	1,766
Net cash provided by (used in) operating activities	(51,827)	36,579
Cash flows from investing activities:
Activities in securities available-for-sale:
Purchases	(27,342)	(22,127)
Sales	54,133	5,778
Maturities, prepayments and calls	19,460	14,611
Activities in securities held-to-maturity:
Maturities, prepayments and calls	396	—
Purchase of restricted equity securities	(1,862)	(11)
Net decrease (increase) in loans	20,661	(125,216)
Purchase of premises and equipment	(1,520)	(3,980)
Proceeds from sale of other real estate owned	127	—
Net cash provided by (used in) investing activities	64,053	(130,945)
Cash flows from financing activities:
Net increase in deposits	161,755	6,537
Proceeds from Federal Home Loan Bank advances	75,000	110,000
Payments on Federal Home Loan Bank advances	(190,000)	(55,000)
Repurchase of common stock	(7,836)	—
Exercise of common stock options and warrants, net of repurchase of restricted shares	1,509	3,129
Common and preferred stock dividends paid	(2,573)	(508)
Termination of interest rate swap agreement	(1,503)	—
Net cash provided by financing activities	36,352	64,158
Net increase (decrease) in cash and cash equivalents	48,578	(30,208)
Cash and cash equivalents at beginning of period	105,443	82,797
Cash and cash equivalents at end of period	$154,021	$52,589
Supplemental disclosures of cash paid:
Interest paid	$18,565	$10,624
Income taxes	314	942
Cash paid for operating lease liabilities	1,338	1,216
Supplemental disclosures of noncash transactions:
Transfer of loans to other real estate	$50	$—
Loans charged off to the allowance for loan losses	532	251
Conversion of preferred stock and non-voting common stock	1,011	—

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the period ended September 30, 2019 include CapStar Financial Holdings, Inc. and its wholly owned subsidiary, CapStar Bank (the “Bank”, together referred to as the “Company”). Significant intercompany transactions and accounts are eliminated in consolidation.

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

Loans Held For Sale and Fair Value Option

The Company classifies loans as loans held for sale when originated with the intent to sell.  As of April 1, 2019, the Company elected the fair value option for all residential mortgage loans originated with the intent to sell. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.  The Company has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments. The fair value of residential mortgage loans originated with the intent to sell is based on traded market prices of similar assets. Other loans held for sale that are recorded at lower of cost or fair value may be carried at fair value on a nonrecurring basis when the fair value is less than cost. For further information, see Note 13 - Fair Value.  The Company does not securitize mortgage loans.  If the Company sells loans with servicing rights retained, the carrying value of the mortgage loan sold is reduced by the amount allocated to the servicing right.   Fair values of residential mortgage loans held for sale are based on traded market prices of similar assets. The changes in fair value are recorded as a component of mortgage banking income and included gains (losses) of $(0.2) million and $0.7 million for the three and nine months ended September 30, 2019, respectively. There were no loans held for sale recorded at fair value as of December 31, 2018. The following table summarizes the difference between the fair value and the aggregate unpaid principal balance for residential real estate loans held for sale as of September 30, 2019 (dollars in thousands):

	Fair Value	Aggregate Unpaid Principal Balance	Difference
September 30, 2019
Residential mortgage loans held for sale	$45,988	$45,296	$692

$0.2 million of residential mortgage loans held for sale were greater than 89 days past due and accruing or on nonaccrual status as of September 30, 2019. There were no residential mortgage loans held for sale greater than 89 days past due and accruing or on nonaccrual status as of December 31, 2018.

Subsequent Events

Accounting Standards Codification (“ASC”) 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated all events or transactions that occurred after September 30, 2019 through the date of the issued financial statements.

NOTE 2 – SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2019 and December 31, 2018 are summarized as follows (dollars in thousands):

	September 30, 2019				December 31, 2018
	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value
Securities available-for-sale:
U. S. government agency securities	$9,241	$13	$(24)	$9,230	$11,053	$—	$(347)	$10,706
State and municipal securities	49,369	2,094	(20)	51,443	62,142	765	(981)	61,926
Mortgage-backed securities	128,332	1,828	(469)	129,691	146,547	776	(3,165)	144,158
Asset-backed securities	3,369	—	(136)	3,233	15,437	4	(157)	15,284
Other debt securities	9,813	106	(16)	9,903	11,863	71	(200)	11,734
Total	$200,124	$4,041	$(665)	$203,500	$247,042	$1,616	$(4,850)	$243,808
Securities held-to-maturity:
State and municipal securities	$3,319	$93	$—	$3,412	$3,734	$54	$(3)	$3,785
Total	$3,319	$93	$—	$3,412	$3,734	$54	$(3)	$3,785

Security fair values are established by an independent pricing service as of the dates indicated. The difference between amortized cost and fair value reflects current interest rates and represents the potential gain (loss) had the portfolio been liquidated on those dates. Security gains (losses) are realized only in the event of dispositions prior to maturity or other-than-temporary impairment. Securities with unrealized losses as of September 30, 2019 and December 31, 2018, and the length of time they were in continuous loss positions as of such dates are as follows (dollars in thousands):

	Less than 12 months		12 months or more		Total
September 30, 2019	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
U. S. government agency securities	$1,990	$(3)	$1,660	$(21)	$3,650	$(24)
State and municipal securities	2,358	(11)	816	(9)	3,174	(20)
Mortgage-backed securities	16,791	(51)	36,151	(418)	52,942	(469)
Asset-backed securities	3,233	(136)	—	—	3,233	(136)
Other debt securities	—	—	1,487	(16)	1,487	(16)
Total temporarily impaired securities	$24,372	$(201)	$40,114	$(464)	$64,486	$(665)

December 31, 2018
U. S. government agency securities	$—	$—	$10,706	$(347)	$10,706	$(347)
State and municipal securities	13,455	(212)	17,376	(772)	30,831	(984)
Mortgage-backed securities	7,075	(17)	87,232	(3,148)	94,307	(3,165)
Asset-backed securities	8,262	(145)	2,439	(12)	10,701	(157)
Other debt securities	5,362	(200)	—	—	5,362	(200)
Total temporarily impaired securities	$34,154	$(574)	$117,753	$(4,279)	$151,907	$(4,853)

As noted in the table above, as of September 30, 2019, the Company had unrealized losses of $0.7 million in its investment securities portfolio. The unrealized losses associated with these investment securities are driven by changes in interest rates and are recorded as a component of equity. These investment securities will continue to be monitored as a part of our ongoing impairment analysis. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. If a shortfall in future cash flows is identified, a credit loss will be deemed to have occurred and will be recognized as a charge to earnings and a new cost basis for the security will be established. At September 30, 2019 and December 31, 2018, the Company had 45 and 127, respectively of securities in an unrealized loss position.

Because the Company currently does not intend to sell any investment securities that have an unrealized loss at September 30, 2019, and it is not more-likely-than-not that we will be required to sell these investment securities before recovery of their amortized cost bases, which may be at maturity, we do not consider these securities to be other-than-temporarily impaired at September 30, 2019.

Securities with a market value of $80.6 million at September 30, 2019 were pledged to collateralize public deposits, derivative positions and Federal Home Loan Bank advances.

Results from sales of debt and equity securities were as follows (dollars in thousands):

	Nine Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2018
Proceeds	$54,133	$5,778
Gross gains	370	107
Gross losses	(478)	(105)

The amortized cost and fair value of securities at September 30, 2019, by contractual maturity, are shown below (dollars in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in less than one year	$7,881	$7,963	$881	$884
Due one to five years	28,994	29,698	2,438	2,528
Due five to ten years	31,353	32,721	—	—
Due beyond ten years	195	194	—	—
Mortgage-backed securities	128,332	129,691	—	—
Asset-backed securities	3,369	3,233	—	—
Total	$200,124	$203,500	$3,319	$3,412

NOTE 3 – LOANS AND ALLLOWANCE FOR LOAN LOSSES

A summary of the loan portfolio as of September 30, 2019 and December 31, 2018 follows (dollars in thousands):

	September 30, 2019	December 31, 2018
Commercial real estate	$576,748	$550,446
Consumer real estate	254,736	253,562
Construction and land development	132,222	174,670
Commercial and industrial	382,816	404,600
Consumer	29,059	25,615
Other	36,187	20,901
Total	1,411,768	1,429,794
Allowance for loan losses	(12,828)	(12,113)
Total loans, net	$1,398,940	$1,417,681

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

Loans not falling into the criteria above are considered to be pass-rated loans. The Company utilizes six loan grades within the pass risk rating.

The following tables present the loan balances by category as well as risk rating (dollars in thousands):

	Non-impaired Loans
September 30, 2019	Pass/Watch	Special Mention	Substandard	Total Non-impaired	Total Impaired Loans	Total
Commercial real estate	$563,862	$6,631	$3,635	$574,128	$2,620	$576,748
Consumer real estate	249,952	1,656	1,806	253,414	1,322	254,736
Construction and land development	132,036	49	17	132,102	120	132,222
Commercial and industrial	364,003	12,950	4,285	381,238	1,578	382,816
Consumer	28,997	7	20	29,024	35	29,059
Other	36,187	—	—	36,187	—	36,187
Total	$1,375,037	$21,293	$9,763	$1,406,093	$5,675	$1,411,768

December 31, 2018
Commercial real estate	$547,616	$177	$1,262	$549,055	$1,391	$550,446
Consumer real estate	249,273	1,676	1,691	252,640	922	253,562
Construction and land development	174,591	52	19	174,662	8	174,670
Commercial and industrial	388,719	7,790	6,545	403,054	1,546	404,600
Consumer	25,556	1	27	25,584	31	25,615
Other	20,901	—	—	20,901	—	20,901
Total	$1,406,656	$9,696	$9,544	$1,425,896	$3,898	$1,429,794

The following tables detail the changes in the ALL for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Three Months Ended September 30, 2019
Balance, beginning of period	$3,922	$1,142	$1,733	$5,518	$166	$422	$12,903
Charged-off loans	—	—	—	(282)	(30)	(20)	(332)
Recoveries	4	2	—	356	18	2	382
Provision for loan losses	(36)	101	209	(468)	53	16	(125)
Balance, end of period	$3,890	$1,245	$1,942	$5,124	$207	$420	$12,828

Three Months Ended September 30, 2018
Balance, beginning of period	$3,551	$1,057	$1,764	$7,779	$120	$434	$14,705
Charged-off loans	—	—	—	—	—	—	—
Recoveries	6	1	—	22	3	—	32
Provision for loan losses	(412)	(75)	449	767	(30)	(218)	481
Balance, end of period	$3,145	$983	$2,213	$8,568	$93	$216	$15,218

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Nine Months Ended September 30, 2019
Balance, beginning of period	$3,309	$1,005	$2,431	$5,036	$105	$227	$12,113
Charged-off loans	—	—	—	(308)	(109)	(115)	(532)
Recoveries	16	18	—	371	60	21	486
Provision for loan losses	565	222	(489)	25	151	287	761
Balance, end of period	$3,890	$1,245	$1,942	$5,124	$207	$420	$12,828

Nine Months Ended September 30, 2018
Balance, beginning of period	$3,324	$1,063	$1,628	$7,209	$91	$406	$13,721
Charged-off loans	—	—	—	(226)	(25)	—	(251)
Recoveries	16	4	—	348	52	—	420
Provision for loan losses	(195)	(84)	585	1,237	(25)	(190)	1,328
Balance, end of period	$3,145	$983	$2,213	$8,568	$93	$216	$15,218

A breakdown of the ALL and the loan portfolio by loan category at September 30, 2019 and December 31, 2018 follows (dollars in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
September 30, 2019
Allowance for Loan Losses:
Collectively evaluated for impairment	$3,890	$1,245	$1,942	$5,124	$207	$420	$12,828
Individually evaluated for impairment	—	—	—	—	—	—	—
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Balances, end of period	$3,890	$1,245	$1,942	$5,124	$207	$420	$12,828
Loans:
Collectively evaluated for impairment	$574,128	$253,414	$132,102	$381,238	$29,024	$36,187	$1,406,093
Individually evaluated for impairment	2,510	664	115	740	11	—	4,040
Acquired with deteriorated credit quality	110	658	5	838	24	—	1,635
Balances, end of period	$576,748	$254,736	$132,222	$382,816	$29,059	$36,187	$1,411,768

December 31, 2018
Allowance for Loan Losses:
Collectively evaluated for impairment	$3,309	$1,005	$2,431	$5,036	$105	$227	$12,113
Individually evaluated for impairment	—	—	—	—	—	—	—
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Balances, end of period	$3,309	$1,005	$2,431	$5,036	$105	$227	$12,113
Loans:
Collectively evaluated for impairment	$549,055	$252,640	$174,662	$403,054	$25,584	$20,901	$1,425,896
Individually evaluated for impairment	1,278	183	—	817	—	—	2,278
Acquired with deteriorated credit quality	113	739	8	729	31	—	1,620
Balances, end of period	$550,446	$253,562	$174,670	$404,600	$25,615	$20,901	$1,429,794

The following table presents the allocation of the ALL for each respective loan category with the corresponding percentage of the ALL in each category to total loans, net of deferred fees as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019		December 31, 2018
	Amount	Percent of total loans	Amount	Percent of total loans
Commercial real estate	$3,890	0.28%	$3,309	0.23%
Consumer real estate	1,245	0.09	1,005	0.07
Construction and land development	1,942	0.14	2,431	0.17
Commercial and industrial	5,124	0.36	5,036	0.35
Consumer	207	0.01	105	0.01
Other	420	0.03	227	0.02
Total allowance for loan losses	$12,828	0.91%	$12,113	0.85%

The following table presents the Company’s impaired loans that were evaluated for specific loss allowance as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30, 2019			December 31, 2018
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial real estate	$2,620	$2,937	$—	$1,391	$1,775	$—
Consumer real estate	1,322	1,747	—	922	1,204	—
Construction and land development	120	149	—	8	18	—
Commercial and industrial	1,578	7,009	—	1,546	6,350	—
Consumer	35	64	—	31	56	—
Other	—	—	—	—	—	—
Subtotal	5,675	11,906	—	3,898	9,403	—
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—
Consumer real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	—	—	—	—	—	—
Total	$5,675	$11,906	$—	$3,898	$9,403	$—

The following table presents information related to the average recorded investment and interest income recognized on impaired loans for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2019		September 30, 2018		September 30, 2019		September 30, 2018
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate	$2,578	$42	$1,159	$15	$2,588	$125	$1,189	$25
Consumer real estate	1,175	10	92	—	1,230	43	92	3
Construction and land development	115	—	—	—	124	4	—	—
Commercial and industrial	1,257	18	—	—	1,553	63	—	—
Consumer	25	—	100	—	37	2	100	3
Other	—	—	—	—	—	—	—	—
Subtotal	5,150	70	1,351	15	5,532	237	1,381	31
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—	—	—
Consumer real estate	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	5,419	—	—	—	5,369	118
Consumer	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
Subtotal	—	—	5,419	—	—	—	5,369	118
Total	$5,150	$70	$6,770	$15	$5,532	$237	$6,750	$149

Interest income recognized on a cash basis for impaired loans amounted to $15,000 and $25,000 for the three and nine months ended September 30, 2018.  No interest income was recognized on a cash basis for impaired loans during the three or nine months ended September 30, 2019.

The following table presents the aging of the recorded investment in past-due loans as of September 30, 2019 and December 31, 2018 by class of loans (dollars in thousands):

	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
September 30, 2019
Commercial real estate	$216	$1,227	$—	$1,443	$575,305	$576,748
Consumer real estate	885	403	1,083	2,371	252,365	254,736
Construction and land development	—	—	—	—	132,222	132,222
Commercial and industrial	4,459	18	591	5,068	377,748	382,816
Consumer	129	6	13	148	28,911	29,059
Other	293	—	—	293	35,894	36,187
Total	$5,982	$1,654	$1,687	$9,323	$1,402,445	$1,411,768

December 31, 2018
Commercial real estate	$300	$227	$—	$527	$549,919	$550,446
Consumer real estate	69	75	775	919	252,643	253,562
Construction and land development	—	—	—	—	174,670	174,670
Commercial and industrial	54	—	—	54	404,546	404,600
Consumer	52	—	43	95	25,520	25,615
Other	—	—	—	—	20,901	20,901
Total	$475	$302	$818	$1,595	$1,428,199	$1,429,794

The following table presents the recorded investment in non-accrual loans, past due loans over 89 days outstanding and accruing and troubled debt restructurings (“TDR”) by class of loans as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	Non-Accrual	Past Due Over 89 Days and Accruing	Troubled Debt Restructurings
September 30, 2019
Commercial real estate	$—	$—	$2,454
Consumer real estate	1,098	293	—
Construction and land development	120	—	—
Commercial and industrial	458	258	271
Consumer	25	—	—
Other	—	—	—
Total	$1,701	$551	$2,725

December 31, 2018
Commercial real estate	$—	$—	$1,391
Consumer real estate	1,187	214	—
Construction and land development	19	—	—
Commercial and industrial	817	—	—
Consumer	55	—	—
Other	—	—	—
Total	$2,078	$214	$1,391

As of September 30, 2019 and December 31, 2018, all loans classified as nonperforming were deemed to be impaired.

As of September 30, 2019 and December 31, 2018, the Company had a recorded investment in TDR of $2.7 million and $1.4 million, respectively. The Company had no specific allowance for those loans at September 30, 2019 or December 31, 2018 and there were no commitments to lend additional amounts.  Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Bank’s loan policy.  Loans accounted for as TDR are individually evaluated for impairment.

The following table presents loans by class modified as TDR that occurred during the three and nine months ended September 30, 2019 (dollars in thousands).  There were no new TDR identified during the three or nine months ended September 30, 2018.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	Number of contracts	Pre modification outstanding recorded investment	Post modification outstanding recorded investment, net of related allowance	Number of contracts	Pre modification outstanding recorded investment	Post modification outstanding recorded investment, net of related allowance
2019
Commercial real estate	1	$1,228	$1,228	1	$1,228	$1,228
Consumer real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	1	271	271	1	271	271
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total	2	$1,499	$1,499	2	$1,499	$1,499

There were no TDR for which there was a payment default within twelve months following the modification during the three or nine months ended September 30, 2019 or 2018.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

Acquired Loans

The following table presents changes in the carrying value of purchased credit impaired (“PCI”) loans (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Balance at beginning of period	$1,537	$1,620
Change due to payments received and accretion	98	15
Change due to loan charge-offs	—	—
Other	—	—
Balance at end of period	$1,635	$1,635

The following table presents changes in the accretable yield for PCI loans (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Balance at beginning of period	$405	$440
Accretion	(145)	(190)
Reclassification from (to) nonaccretable difference	370	370
Other, net	—	10
Balance at end of period	$630	$630

PCI loans had no impact on the ALL for the three or nine months ended September 30, 2019 or 2018.

NOTE 4 – LEASES

The Company leases certain premises and equipment under operating leases.  At September 30, 2019, the Company had lease liabilities totaling $12.6 million and right-of-use assets totaling $11.9 million related to these leases.  Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively.  At September 30, 2019, the weighted average remaining lease term for operating leases was 10.8 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.53%.

Lease costs were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$464	$1,402
Short-term lease cost	—	—
Variable least cost	—	—
Total lease cost	$464	$1,402

Rent expense for the three and nine months ended September 30, 2018, prior to the adoption of ASU 2016-02 was $407,000 and $1,216,000, respectively.

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the three or nine months ended September 30, 2019 or 2018.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows (in thousands):

September 30, 2019
Lease payments due:
2019 (excluding the nine months ended September 30, 2019)	$382
2020	1,539
2021	1,567
2022	1,453
2023	1,402
2024 and thereafter	8,820
Total undiscounted cash flows	15,163
Discount on cash flows	(2,545)
Total lease liability	$12,618

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES

The Company had outstanding borrowings totaling of $10.0 million and $125.0 million at September 30, 2019 and December 31, 2018, respectively, via various advances. These advances are non-callable; interest payments are due monthly, with principal due at maturity.

The following is a summary of the contractual maturities and average effective rates of outstanding advances (dollars in thousands):

	September 30, 2019		December 31, 2018
Year	Amount	Interest Rates	Amount	Interest Rates
2019	$—	—	$125,000	2.48%
2020	10,000	2.20%	—	—
2021	—	—	—	—
2022	—	—	—	—
2023	—	—	—	—
Thereafter	—	—	—	—
Total	$10,000	2.20%	$125,000	2.48%

Advances from the FHLB are collateralized by investment securities with a market value of $4.1 million, FHLB stock and certain commercial and residential real estate mortgage loans totaling $695.3 million under a blanket mortgage collateral agreement.  At September 30, 2019, the amount of available credit from the FHLB totaled $212.4 million.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

		Unrealized Gains	Unrealized
	Gains and	and Losses	Losses on
	Losses on	on Available	Securities
	Cash Flow	for Sale	Transferred to
	Hedges	Securities	Held to Maturity	Total
Nine Months Ended September 30, 2019
Beginning Balance	$(2,636)	$(680)	$—	$(3,316)
Other comprehensive income (loss) before reclassification, net of tax	325	4,961	—	5,286
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(618)	(80)	—	(698)
Net current period other comprehensive income (loss)	(293)	4,881	—	4,588
Ending Balance	$(2,929)	$4,201	$—	$1,272

Nine Months Ended September 30, 2018
Beginning Balance	$(3,679)	$1,162	$(10)	$(2,527)
Other comprehensive income (loss) before reclassification, net of tax	1,800	(4,521)	—	(2,721)
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(642)	(1)	10	(633)
Net current period other comprehensive income (loss)	1,158	(4,522)	10	(3,354)
Ending Balance	$(2,521)	$(3,360)	$—	$(5,881)

The following were significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

					Affected Line Item
Details about Accumulated Other	Three Months Ended September 30,		Nine Months Ended September 30,		in the Statement Where
Comprehensive Income (Loss) Components	2019	2018	2019	2018	Net Income is Presented
Unrealized losses on cash flow hedges	$(212)	$(111)	$(436)	$(330)	Interest expense - money market
	(53)	(108)	(191)	(368)	Interest expense - Federal Home Loan Bank advances
	—	16	9	56	Income tax benefit
	$(265)	$(203)	$(618)	$(642)	Net of tax
Unrealized gains (losses) on available- for-sale securities	$—	$(1)	$(108)	$2	Net gain (loss) on sale of securities
	—	—	28	(1)	Income tax benefit
	$—	$(1)	$(80)	$1	Net of tax
Unrealized losses on securities transferred to held-to-maturity	$—	$—	$—	$14	Interest income - securities
	—	—	—	(4)	Income tax benefit
	$—	$—	$—	$10	Net of tax

NOTE 7 – INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2019 was 24.3% and 23.5% compared to 13.2% and 14.1% for the three and nine months ended September 30, 2018.  In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions, including income tax consequences. In addition to other changes, the guidance changes the accounting for excess tax benefits and tax deficiencies from generally being recognized in additional paid-in capital to recognition as income tax expense or benefit in the period they occur. The Company adopted the new guidance in the first quarter of 2017. As a result, the Company’s income tax expense was decreased by $23,000 and $54,000 for the three and nine months ended September 30, 2019, respectively, and decreased by $422,000 and $1,062,000 for the three and nine months ended September 30, 2018, respectively.

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

The following table sets forth outstanding financial instruments whose contract amounts represent credit risk as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	Contract or notional amount
	September 30, 2019	December 31, 2018
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$707,228	$707,675
Standby letters of credit	10,415	12,273
Total	$717,643	$719,948

The Company is party to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims as of September 30, 2019, will not have a material impact on the financial statements of the Company.

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

Interest Rate Swaps Designated as Cash Flow Hedges

There were no interest rate swaps designated as cash flow hedges as of September 30, 2019. Forward starting interest rate swaps with notional amounts totaling $20 million as of  December 31, 2018 were designated as cash flow hedges of certain liabilities and were determined to be fully effective during all periods presented. As such, no amount of ineffectiveness was included in net income. Therefore, the aggregate fair value of the swaps is recorded in other liabilities with changes in fair value recorded in other comprehensive income. The Company terminated an interest rate swap during the second quarter of 2019 with a notional amount of $20 million, which resulted in a termination fee of $1.5 million. Cash flow swaps that have been terminated resulting in cash settlement equal to previously unrealized gains or losses are included in accumulated other comprehensive income and are being amortized to net income over the remaining contractual terms of the swaps.

Summary information about the interest-rate swaps designated as cash flow hedges was as follows (dollars in thousands):

	September 30, 2019	December 31, 2018
Notional amounts	$—	$20,000
Weighted average pay rates	—	3.54%
Weighted average receive rates	—	3 month LIBOR
Weighted average maturity	—	4.5 years
Fair value	$—	$(836)
Amount of unrealized loss recognized in accumulated other comprehensive income, net of tax	$—	$(617)

Pursuant to its interest rate swap agreements, the Company pledged collateral to the counterparties in the form of investment securities with a market value of $2.0 million at December 31, 2018. There was no collateral posted from the counterparties to the Company as of September 30, 2019.

Other Interest Rate Swaps

The Company also enters into swaps to facilitate customer transactions and meet their financing needs.  Upon entering into these transactions the Company enters into offsetting positions with large U.S. financial institutions in order to minimize risk to the Company. A summary of the Company’s customer related interest rate swaps was as follows (dollars in thousands):

	September 30, 2019		December 31, 2018
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$27,487	$(905)	$29,126	$24
Pay variable/receive fixed swaps	27,487	905	29,126	(24)
Total	$54,974	$—	$58,252	$—

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

The net gains (losses) relating to mortgage banking derivative instruments included in mortgage banking income were as follows (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Mortgage loan interest rate lock commitments	$214	$807
Mortgage-backed securities forward sales commitments	(311)	(664)
Total	$(97)	$143

There were no gains or losses relating to mortgage banking derivative instruments for the three or nine months ended September 30, 2018.

The amount and fair value of mortgage banking derivatives included in the consolidated balance sheets was as follows (dollars in thousands):

	September 30, 2019		December 31, 2018
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Included in other assets:
Mortgage loan interest rate lock commitments	$67,565	$807	$—	$—
Included in other liabilities:
Mortgage-backed securities forward sales commitments	$53,500	$(83)	$—	$—

NOTE 10 - STOCK OPTIONS AND RESTRICTED SHARES

During 2008, the board of directors of the Bank approved the CapStar Bank 2008 Stock Incentive Plan. Following the formation of CapStar Financial Holdings, Inc. in 2016, and in connection with the Share Exchange, the outstanding awards of restricted stock and stock options under the CapStar Bank 2008 Stock Incentive Plan were exchanged for similar awards of restricted stock and stock options issued by CapStar Financial Holdings, Inc. under the CapStar Financial Holdings, Inc. Stock Incentive Plan (the “Plan”), which the board of directors adopted in 2016. The Stock Incentive Plan provides for the grant of stock-based incentives, including stock options, restricted stock units, performance awards and restricted stock, to employees, directors and service providers that are subject to forfeiture until vesting conditions have been satisfied by the award recipient under the terms of the award.  The Plan is intended to help align the interests of employees and our shareholders and reward our employees for improved Company performance.  The Plan reserved 1,569,475 shares of stock for issuance of stock incentives. In April 2018 the board of directors reserved an additional 400,000 shares of stock for issuance of stock incentives.  Stock incentives include both restricted share and stock option grants.  Total shares issuable under the plan were 357,852 at September 30, 2019.

The Company has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock-based compensation expense before income taxes	$351	$310	$1,035	$940
Less: deferred tax benefit	(92)	(81)	(271)	(246)
Reduction of net income	$259	$229	$764	$694

Restricted Shares

Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The fair value of each restricted stock grant is based on valuations performed by independent consultants. The recipients have the right to vote and receive dividends but cannot sell, transfer, assign, pledge, hypothecate, or otherwise encumber the restricted stock until the shares have vested. Restricted shares fully vest on the third anniversary of the grant date.  A summary of the changes in the Company’s nonvested restricted shares for the nine months ended September 30, 2019 follows:

		Weighted
		Average
	Restricted	Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at beginning of period	157,616	$17.00
Granted	31,683	15.86
Vested	(64,178)	15.17
Forfeited	(16,635)	17.87
Nonvested at end of period	108,486	$17.62

As of September 30, 2019, there was $2.2 million of unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.7 years.  The total fair value of shares vested during the nine months ended September 30, 2019 and 2018 was $1.0 million and $1.9 million, respectively.

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

The fair value of options granted during 2019 was determined using the following weighted average assumptions as of the grant date.

2019
Dividend yield	1.35%
Expected term (in years)	6.50
Expected stock price volatility	29.55%
Risk-free interest rate	2.25%

A summary of the activity in stock options for the nine months ended September 30, 2019 follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at beginning of period	507,903	$8.66
Granted	50,000	14.84
Exercised	(257,954)	7.34
Forfeited or expired	—	—
Outstanding at end of period	299,949	$10.83	5.0
Fully vested and expected to vest	299,668	$10.83	5.0
Exercisable at end of period	243,699	$9.95	4.0

Information related to stock options during each year follows:

	2019	2018
Intrinsic value of options exercised	$2,208,930	$4,282,055
Cash received from option exercises	1,723,704	5,144,090
Tax benefit realized from option exercises	37,468	1,119,329
Weighted average fair value of options granted	5.35	—

As of September 30, 2019, there was $0.2 million of unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 2.6 years.

NOTE 11 – REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by the Federal Reserve and the Bank is also subject to the regulatory capital requirements of the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that could, in that event, have a material adverse effect on the institutions’ financial statements. The relevant regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting principles. The capital classifications of the Company and the Bank are also subject to qualitative judgments by their regulators about components, risk weightings, and other factors. Those qualitative judgments could also affect the capital status of the Company and the Bank and the amount of dividends the Company and the Bank may distribute. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of September 30, 2019, the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

The Company’s and the Bank’s capital amounts and ratios as of September 30, 2019 and December 31, 2018 are presented in the following table (dollars in thousands).

	Actual		Minimum capital requirement (1)		Minimum to be well-capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2019:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$232,896	13.46%	$138,398	8.00%	N/A	N/A
CapStar Bank	219,513	12.69	138,351	8.00	$172,939	10.00
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	219,889	12.71	103,799	6.00	N/A	N/A
CapStar Bank	206,506	11.94	103,763	6.00	138,351	8.00
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	219,889	12.71	77,849	4.50	N/A	N/A
CapStar Bank	190,006	10.99	77,822	4.50	112,410	6.50
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	219,889	11.24	78,232	4.00	N/A	N/A
CapStar Bank	206,506	10.56	78,206	4.00	97,757	5.00

At December 31, 2018:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$222,030	12.84%	$138,336	8.00%	N/A	N/A
CapStar Bank	201,972	11.68	138,294	8.00	$172,868	10.00
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	209,738	12.13	103,752	6.00	N/A	N/A
CapStar Bank	189,680	10.97	103,721	6.00	138,294	8.00
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	200,738	11.61	77,814	4.50	N/A	N/A
CapStar Bank	173,180	10.02	77,791	4.50	112,364	6.50
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	209,738	11.06	75,867	4.00	N/A	N/A
CapStar Bank	189,680	10.01	75,828	4.00	94,785	5.00

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

NOTE 12 – EARNINGS PER SHARE

The following is a summary of the basic and diluted earnings per share calculation for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic net income per share calculation:
Numerator – Net income	$6,466	$3,656	$17,001	$10,363
Denominator – Average common shares outstanding	17,741,778	12,040,229	17,729,518	11,851,476
Basic net income per share	$0.36	$0.30	$0.96	$0.87
Diluted net income per share calculation:
Numerator – Net income	$6,466	$3,656	$17,001	$10,363
Denominator – Average common shares outstanding	17,741,778	12,040,229	17,729,518	11,851,476
Dilutive shares contingently issuable	790,701	1,073,546	940,762	1,201,282
Average diluted common shares outstanding	18,532,479	13,113,775	18,670,280	13,052,758
Diluted net income per share	$0.35	$0.28	$0.91	$0.79

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

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Appraisals may be adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and/or management’s expertise and knowledge of the collateral. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.  The Company had no other real estate owned carried at fair value as of September 30, 2019 or December 31, 2018.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (dollars in thousands):

	Fair value measurements at September 30, 2019
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. government-sponsored agencies	$9,230	$—	$9,230	$—
Obligations of states and political subdivisions	51,443	—	51,443	—
Mortgage-backed securities-residential	129,691	—	129,691	—
Asset-backed securities	3,233	—	3,233	—
Other debt securities	9,903	—	9,903	—
Loans held for sale	45,988	—	45,988	—
Derivative assets:
Non-hedging derivatives:
Interest rate swaps - customer related	909	—	909	—
Mortgage loan interest rate lock commitments	807	—	—	807
Liabilities:
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps - customer related	(909)	—	(909)	—
Mortgage-backed securities forward sales commitments	83	—	83	—

	Fair value measurements at December 31, 2018
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. government-sponsored agencies	$10,706	$—	$10,706	$—
Obligations of states and political subdivisions	61,926	—	61,926	—
Mortgage-backed securities-residential	144,158	—	144,158	—
Asset-backed securities	15,284	—	15,284	—
Other debt securities	11,734	—	11,734	—
Derivative assets:
Non-hedging derivatives:
Interest rate swaps - customer related	494	—	494	—
Liabilities:
Derivative liabilities:
Cash flow hedges:
Interest rate swaps - cash flow hedges	(836)	—	(836)	—
Non-hedging derivatives:
Interest rate swaps - customer related	(494)	—	(494)	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Mortgage Loan Interest Rate
	Lock Commitments
	2019	2018

Balance of recurring Level 3 assets at January 1st	$—	$—
Total gains or losses for the period:
Included in mortgage banking income	807	—
Balance of recurring Level 3 assets at September 30th	$807	$—

The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2019 (dollars in thousands).  There were no Level 3 fair value measurements at December 31, 2018.

				Range
	Fair	Valuation		(Weighted-
September 30, 2019	Value	Technique(s)	Unobservable Input(s)	Average)
Assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	$807	Consensus pricing	Origination pull-through rate	69% - 98% (85%)

There were no assets measured at fair value on a nonrecurring basis at September 30, 2019 and December 31, 2018.

Fair Value of Financial Instruments

The carrying value and estimated fair values of the Bank’s financial instruments at September 30, 2019 and December 31, 2018 were as follows (dollars in thousands):

	September 30, 2019		December 31, 2018
	Carrying		Carrying		Fair value
	amount	Fair value	amount	Fair value	level of input
Financial assets:
Cash and due from banks, interest-bearing deposits in financial institutions	$154,021	$154,021	$94,681	$94,681	Level 1
Federal funds sold	—	—	10,762	10,762	Level 1
Securities available-for-sale	203,500	203,500	243,808	243,808	Level 2
Securities held-to-maturity	3,319	3,412	3,734	3,785	Level 2
Loans held for sale	129,613	131,156	57,618	58,596	Level 2
Restricted equity securities	13,900	N/A	12,038	N/A	N/A
Loans	1,411,768	1,405,664	1,429,794	1,442,082	Level 3
Accrued interest receivable	5,780	5,780	5,964	5,964	Level 2
Other assets	35,523	35,523	34,489	34,489	Level 2 / Level 3
Financial liabilities:
Deposits	1,731,763	1,733,122	1,570,008	1,572,880	Level 3
Federal Home Loan Bank advances	10,000	10,030	125,000	126,548	Level 2
Other liabilities	1,552	1,552	2,753	2,753	Level 3

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a)	Cash and Due from Banks, Interest-Bearing Deposits in Financial Institutions

For these short‑term instruments, the carrying amount is a reasonable estimate of fair value.

(b)	Federal Funds Sold

Federal funds sold clear on a daily basis. For this reason, the carrying amount is a reasonable estimate of fair value.

(c)	Restricted Equity Securities

It is not practical to determine the fair value of restricted securities due to restrictions placed on their transferability.

(d)	Loans

In accordance with the adoption of ASU 2016-01, the fair value of loans is measured using an exit price notion.  Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our financial condition at September 30, 2019 and December 31, 2018 and our results of operations for the three and nine months ended September 30, 2019 and 2018.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere in this Report and our Annual Report on Form 10-K for the year ended December 31, 2018.  Annualized results for interim periods may not be indicative of results for the full year or future periods.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our current expectations.  Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Report and the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018. We assume no obligation to update any of these forward-looking statements except to the extent required by applicable law.

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

Overview

The third quarter of 2019 resulted in $0.35 diluted net income per share of common stock, an increase of 25.1% compared to the third quarter of 2018.  Annualized return on average assets was 1.28% for the third quarter of 2019 compared to 1.02% for the same period in 2018.

For the nine months ended September 30, 2019, diluted net income per share of common stock was $0.91, an increase of 14.7% compared to the same period in 2018. Annualized return on average assets was 1.14% for the nine months ended September 30, 2019 compared to 1.00% for the same period in 2018.

At September 30, 2019, loans decreased to $1.41 billion, as compared to $1.43 billion at December 31, 2018.  Total deposits increased to $1.73 billion at September 30, 2019 from $1.57 billion at December 31, 2018.

The comparability of our financial condition and performance has been impacted by our acquisition of Athens Bancshares Corporation (“Athens”) which we completed in 2018.

Our primary revenue sources are net interest income and fees from various financial services provided to customers. Net interest income is the difference between interest income earned on loans, investment securities and other interest earning assets less interest expense on deposit accounts and other interest bearing liabilities. Loan volume and interest rates earned on those loans are critical to overall profitability. Similarly, deposit volume is crucial to funding loans, and rates paid on deposits directly impact profitability. Business volumes are influenced by competition, new business acquisition efforts and economic factors including market interest rates, business spending and consumer confidence.

Net interest income increased $5.6 million, or 48.6%, for the three months ended September 30, 2019 compared to the same period in 2018 and increased $17.2 million, or 50.6%, for the nine months ended September 30, 2019 compared to the same period in 2018.  Net interest margin increased to 3.66% for the three months ended September 30, 2019, compared with 3.35% for the same period of 2018 and increased to 3.70% for the nine months ended September 30, 2019, compared with 3.40% for the same period of 2018.  The positive effects of increased yields on earning assets were partially offset by the negative effects of increasing deposit costs.

In response to the assessment of risk in the loan portfolio, including net loan growth and charge-offs, we recorded a $(0.1) million provision for loan losses for the third quarter of 2019 compared to $0.5 million during the comparable period of 2018.  Provision for loan losses for the nine months ended September 30, 2019 and 2018 were $0.8 million and $1.3 million, respectively. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for the estimated probable inherent losses on outstanding loans. Our allowance for loan losses at September 30, 2019 was 0.91% of total loans, compared with 0.85% of total loans at December 31, 2018.

Total non-interest income for the third quarter of 2019 increased $3.6 million, or 110.9%, compared with the same period in 2018, and comprised 23% of total revenues.  For the nine months ended September 30, 2019, total non-interest income increased $9.5 million, or 104.5%, compared with the same period in 2018, and comprised 21% of total revenues.  These increases were primarily the result of higher mortgage banking income, Tri-Net fees and interchanges fees resulting from our acquisition of Athens.

As we grew our team and expanded into East Tennessee with the Athens acquisition, total non-interest expense for the three and nine months ended September 30, 2019 increased $5.5 million, or 54.2%, and $17.1 million, or 57.6%, respectively, compared with the same periods in 2018. Included in noninterest expense for the three and nine months ended September 30, 2019 were $0.2 million and $2.5 million, respectively, of pretax merger related charges related to the acquisition of Athens compared to $0.5 million and $0.9 million for the three and nine months ended September 30, 2018, respectively. Our efficiency ratio for the three months ended September 30, 2019 was 64.9% compared to 68.2% for the same period in 2018.  For the nine months ended September 30, 2019 our efficiency ratio was 67.0% compared to 68.9% for the same period in 2018.

Our effective tax rate for the three and nine months ended September 30, 2019 was 24.3% and 23.5%, respectively, compared to 13.2% and 14.1% for the same periods in 2018.  The increase in the effective tax rate is largely the result of the decreasing ratio of excess tax benefits from stock compensation to income before income taxes.

Tangible common equity, a non-GAAP measure, is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. The ratio of tangible common equity to total tangible assets was 11.23% as of September 30, 2019, compared with 10.39% at December 31, 2018.  See “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures” for details on reconciliations to the most directly comparable U.S. GAAP measures.

The following sections provide more details on subjects presented in this overview.

(a)	Results of Operations

The following is a summary of our results of operations:

			2019 - 2018			2019 - 2018
	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Increase	September 30,		Increase
	2019	2018	(Decrease)	2019	2018	(Decrease)
Interest income	$23,216	$15,782	47.1%	$69,341	$44,880	54.5%
Interest expense	6,060	4,239	42.9%	18,175	10,904	66.7%
Net interest income	17,156	11,543	48.6%	51,166	33,976	50.6%
Provision for loan losses	(125)	481	(126.0)%	761	1,328	(42.7)%
Net interest income after provision for loan losses	17,281	11,062	56.2%	50,405	32,648	54.4%
Noninterest income	6,788	3,218	110.9%	18,555	9,072	104.5%
Noninterest expense	15,531	10,070	54.2%	46,728	29,655	57.6%
Net income before income taxes	8,538	4,210	102.8%	22,232	12,065	84.3%
Income tax expense	2,072	554	274.1%	5,231	1,702	207.4%
Net income	$6,466	$3,656	76.9%	$17,001	$10,363	64.1%

Basic net income per share of common stock	$0.36	$0.30	20.0%	$0.96	$0.87	9.7%
Fully diluted net income per share of common stock	$0.35	$0.28	25.1%	$0.91	$0.79	14.7%

Annualized return on average assets and annualized return on average shareholders’ equity were 1.28% and 9.63%, respectively, for the third quarter of 2019, compared with 1.02% and 9.28%, respectively, for the same period in 2018.

Annualized return on average assets and annualized return on average shareholders’ equity were 1.14% and 8.69%, respectively, for the nine months ended September 30, 2019, compared with 1.00% and 9.11%, respectively, for the same period in 2018.

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

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended September 30,
	2019			2018
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$1,445,755	$19,955	5.48%	$1,070,060	$13,484	5.00%
Loans held for sale	101,835	1,050	4.09%	54,701	683	4.96%
Securities:
Taxable investment securities (2)	160,528	1,211	3.02%	154,570	1,083	2.80%
Investment securities exempt from federal income tax (3)	50,932	354	3.52%	41,461	248	3.03%
Total securities	211,460	1,565	3.14%	196,031	1,331	2.85%
Cash balances in other banks	110,690	645	2.31%	50,844	267	2.08%
Funds sold	144	1	3.46%	2,475	17	2.73%
Total interest-earning assets	1,869,884	23,216	4.95%	1,374,111	15,782	4.58%
Noninterest-earning assets	136,066			47,762
Total assets	$2,005,950			$1,421,873
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$527,759	2,102	1.58%	$318,586	1,146	1.43%
Savings and money market deposits	494,183	1,944	1.56%	391,107	1,409	1.43%
Time deposits	349,046	1,887	2.14%	203,841	985	1.92%
Total interest-bearing deposits	1,370,988	5,933	1.72%	913,534	3,540	1.54%
Borrowings and repurchase agreements	12,174	127	4.12%	109,891	699	2.53%
Total interest-bearing liabilities	1,383,162	6,060	1.74%	1,023,425	4,239	1.64%
Noninterest-bearing deposits	333,885			233,739
Total funding sources	1,717,047			1,257,164
Noninterest-bearing liabilities	22,462			8,445
Shareholders’ equity	266,441			156,264
Total liabilities and shareholders’ equity	$2,005,950			$1,421,873
Net interest spread (4)			3.21%			2.93%
Net interest income/margin (5)		$17,156	3.66%		$11,543	3.35%

(1)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)	Taxable investment securities include restricted equity securities.
(3)	Yields on tax exempt securities are shown on a tax equivalent basis.
(4)	Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.
(5)	Net interest margin is annualized net interest income calculated on a tax equivalent basis divided by total average interest-earning assets for the period.

	For the Nine Months Ended September 30,
	2019			2018
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$1,458,828	$59,673	5.47%	$1,032,114	$38,058	4.93%
Loans held for sale	86,895	2,923	4.50%	60,312	2,139	4.74%
Securities:
Taxable investment securities (2)	176,951	4,124	3.11%	155,331	3,164	2.72%
Investment securities exempt from federal income tax (3)	53,360	1,093	3.46%	43,722	784	3.03%
Total securities	230,311	5,217	3.19%	199,053	3,948	2.78%
Cash balances in other banks	84,333	1,502	2.38%	49,930	679	1.82%
Funds sold	990	26	3.52%	2,967	56	2.50%
Total interest-earning assets	1,861,357	69,341	5.00%	1,344,376	44,880	4.48%
Noninterest-earning assets	138,252			45,671
Total assets	$1,999,609			$1,390,047
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$476,755	5,523	1.55%	$294,994	2,793	1.27%
Savings and money market deposits	487,743	5,445	1.49%	399,698	3,827	1.28%
Time deposits	380,566	5,917	2.08%	190,735	2,468	1.73%
Total interest-bearing deposits	1,345,064	16,885	1.68%	885,427	9,088	1.37%
Borrowings and repurchase agreements	57,472	1,290	3.00%	98,033	1,816	2.48%
Total interest-bearing liabilities	1,402,536	18,175	1.73%	983,460	10,904	1.48%
Noninterest-bearing deposits	312,505			246,991
Total funding sources	1,715,041			1,230,451
Noninterest-bearing liabilities	22,953			7,542
Shareholders’ equity	261,615			152,054
Total liabilities and shareholders’ equity	$1,999,609			$1,390,047
Net interest spread (4)			3.27%			3.00%
Net interest income/margin (5)		$51,166	3.70%		$33,976	3.40%

(1)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)	Taxable investment securities include restricted equity securities.
(3)	Yields on tax exempt securities are shown on a tax equivalent basis.
(4)	Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.
(5)	Net interest margin is annualized net interest income calculated on a tax equivalent basis divided by total average interest-earning assets for the period.

Our net interest margin was 3.66% and 3.35% for the third quarter of 2019 and 2018, respectively.  For the nine months ended September 30, 2019 and 2018, our net interest margin was 3.70% and 3.40%, respectively.  The increase in net interest margin for both periods was primarily due to rising yields on earning assets partially offset by rising deposit costs and our acquisition of Athens.

For the third quarter of 2019 and 2018, average loan yields increased from 5.00% to 5.48% which was primarily driven by increases in short-term interest rate indexes affecting the variable rate portion of our loan portfolio and the acquisition of Athens, partially offset by competitive pricing pressures.  For the nine months ended September 30, 2019 and 2018, average loan yields increased from 4.93% to 5.47%. From December 31, 2017 to September 30, 2019, the LIBOR – 1 month interest rate increased from 1.56% to 2.04%.  Approximately 53% of our loan portfolio is variable in nature.

Average loans for the three and nine months ended September 30, 2019 increased 35.1% and 41.3%, respectively compared to the similar periods in 2018 as a result of the Athens acquisition, adding new bankers in the Nashville MSA and continued focus on attracting new clients.

For the third quarter of 2018 and 2019, average security yields increased from 2.85% to 3.14% and from 2.78% to 3.19% for the nine months ended September 30, 2018 and 2019, respectively, primarily due to increases in the LIBOR rate on the variable rate portion of our securities portfolio.  The resulting yield on average interest-earning assets increased 37 basis points for the third quarter of 2019 compared to the similar period in 2018 and 52 basis points for the nine months ended September 30, 2019 compared to the similar period of 2018.

We funded our growth in loans through an increase in funding sources of 36.6% and 39.4% for the three and nine months ended September 30, 2019 compared to the similar periods in 2018. The primary driver of our increased funding sources was growth in our average interest-bearing deposits of 50.1% and 51.9% for the three and nine months ended September 30, 2019 compared to the similar periods in 2018 which was largely driven by the acquisition.  Average non-interest bearing deposits increased 42.8% and 26.5% for the three and nine months ended September 30, 2019 compared to the similar period in 2018.

The average rate paid on interest-bearing liabilities was 1.74% for the third quarter of 2019, as compared to 1.64% for the same period in 2018. For the nine months ended September 30, 2019 and 2018, the average rate paid on interest-bearing liabilities was 1.73% and 1.48%, respectively.  These increases were due to the increases in the Fed Funds rate which increased from 1.33% at December 31, 2017 to 1.90% at September 30, 2019. We passed along a portion of this 57 basis point rate increase to our clients.

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

At September 30, 2019, our EAR static simulation results indicated that our balance sheet is asset sensitive to parallel shifts in interest rates. This indicates that our assets generally reprice faster than our liabilities, which results in a favorable impact to net interest income when market interest rates increase. Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity and decay rates, and key rate drivers. Because of the inherent use of these estimates and assumptions in the model, our actual results may, and most likely will, differ from our static EAR results. In addition, static EAR results do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates or client behavior. For example, as part of our asset/liability management strategy, management has the ability to increase asset duration and/or decrease liability duration in order to reduce asset sensitivity, or to decrease asset duration and/or increase liability duration in order to increase asset sensitivity.

The following table illustrates the results of our EAR analysis to determine the extent to which our net interest income over the next 12 months would change if prevailing interest rates increased or decreased by the specified amounts.

Net interest income change
Increase 200bp	3.3%
Increase 100bp	1.8
Decrease 100bp	(3.5)
Decrease 200bp	(9.5)

Provision for Loan Losses

Our policy is to maintain an allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses, which is a charge to earnings, is decreased by charge-offs and is increased by loan recoveries. Our allowance for loan losses as a percentage of total loans was 0.91% and 0.85% at September 30, 2019 and December 31, 2018, respectively.

The provision for loan losses amounted to $(0.1) million and $0.8 million, respectively, for the three and nine months ended September 30, 2019 compared to $0.5 million and $1.3 million, respectively, for the three and nine months ended September 30, 2018. Provision expense is impacted by the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs.

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at September 30, 2019. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate markets, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.  See “Notes to Consolidated Financial Statements (Unaudited) — Note 3 — Loans and Allowance for Loan Losses” for additional information on our allowance for loan losses.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

			2019 - 2018			2019 - 2018
	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Increase	September 30,		Increase
	2019	2018	(Decrease)	2019	2018	(Decrease)
Noninterest income:
Treasury management and other deposit service charges	$788	$528	49.2%	$2,399	$1,357	76.8%
Net gain (loss) on sale of securities	—	(1)	(100.0)%	(108)	2	(5154.4)%
Tri-Net fees	847	373	126.7%	2,511	1,227	104.7%
Mortgage banking income	2,679	1,634	64.0%	7,151	4,329	65.2%
Other noninterest income	2,474	684	262.2%	6,602	2,157	206.1%
Total noninterest income	$6,788	$3,218	110.9%	$18,555	$9,072	104.5%

The increase in treasury management and other deposit service charges for the three and nine months ended September 30, 2019 compared to the same periods in 2018 was driven primarily by our acquisition of Athens and by transaction volume, which can fluctuate from period to period.  Growth in the volume of our commercial and consumer deposit accounts was the primary contributor to the increase.

Tri-Net fees are generated from originating and selling commercial real estate loans to third-party investors.  All of these loan sales transfer servicing rights to the buyer.  The volume of loan sales fluctuates from period to period based on various factors, including, but not limited to, market conditions and our need for liquidity.

Mortgage banking income consists of mortgage fee income from the origination and sale of mortgage loans.  These mortgage fees are for loans that we originated in our markets that are subsequently sold to third-party investors.  Mortgage origination fees will fluctuate from quarter to quarter as the interest rate environment changes.  During the second quarter of 2019 we implemented a hedging program for residential mortgage loans originated with the intent to sell.  In connection with this program, we elected the fair value option for this portfolio resulting in additional gains (losses) of $(0.2) million and $0.7 million included in mortgage banking income for the three and nine months ended September 30, 2019, respectively.

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

			2019 - 2018			2019 - 2018
	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Increase	September 30,		Increase
	2019	2018	(Decrease)	2019	2018	(Decrease)
Noninterest expense:
Salaries and employee benefits	$9,229	$6,514	41.7%	$26,224	$19,111	37.2%
Data processing and software	1,790	803	122.8%	5,126	2,411	112.6%
Professional fees	528	255	106.5%	1,571	1,074	46.3%
Occupancy	858	544	57.7%	2,550	1,600	59.4%
Equipment	1,012	520	94.6%	2,890	1,661	73.9%
Regulatory fees	18	228	(92.2)%	564	664	(15.1)%
Merger related expenses	187	540	(65.5)%	2,491	875	184.8%
Amortization of intangibles	408	3	12359.8%	1,258	23	5382.7%
Other operating	1,501	663	127.2%	4,054	2,236	81.4%
Total noninterest expense	$15,531	$10,070	54.2%	$46,728	$29,655	57.6%

Salaries and employee benefits increased 41.7% and 37.2%, respectively, for the three and nine months ended September 30, 2019 compared to the similar periods in 2018. The increase is primarily related to the addition of personnel associated with our acquisition of Athens and continued expansion in the Nashville MSA. The number of full-time employees increased from 175 at January 1, 2018 to 290 at September 30, 2019.

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

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 64.9% for the three months ended September 30, 2019 compared to 68.2% for the same period 2018.  For the nine months ended September 30, 2019 and 2018, our efficiency ratio was 67.0% and 68.9%, respectively. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue. For the nine months ended September 30, 2019, our revenue base (net interest income plus noninterest income) grew at a rate of approximately 1.1 times our noninterest expense.

Income Tax Provision

During the three and nine months ended September 30, 2019, we recorded income tax expense of $2.1 million and $5.2 million, respectively, compared to $0.6 million and $1.7 million, respectively, for the three and nine months ended September 30, 2018. Our income tax expense for the nine months ended September 30, 2019 reflects an effective income tax rate of 23.5% compared to 14.1% for the same period in 2018.  Our effective tax rate differs from the statutory tax rate by our investments in municipal securities, company owned life insurance, state tax credits, certain non-deductible expenses, and the recognition of excess tax benefits related to stock compensation.

In March 2016, the FASB issued guidance to simplify several aspects of the accounting for share-based payment award transactions, including income tax consequences. In addition to other changes, the guidance changes the accounting for excess tax benefits and tax deficiencies from generally being recognized in additional paid-in capital to recognition as income tax expense or benefit in the period they occur. As a result, the Company’s income tax expense was decreased by $23,000 and $54,000 for the three and nine months ended September 30, 2019, respectively, and decreased by $422,000 and $1,062,000 for the three and nine months ended September 30, 2018, respectively.

(b)	Financial Condition

Balance Sheet

Total assets increased $70.0 million, or 3.6%, from $1.96 billion on December 31, 2018 to $2.03 billion on September 30, 2019. Loans decreased $18.0 million, or 1.3%, during the nine months ended September 30, 2019, cash increased $48.6 million, or 46.1%, offset by a decrease in securities of $40.7 million, or 16.5% for the same period. Loans held for sale increased $72.0 million, or 125%, during the nine months ended September 30, 2019.

Total liabilities increased $56.3 million, or 3.3%, from $1.71 billion on December 31, 2018 to $1.77 billion on September 30, 2019. Deposits increased $161.8 million, or 10.3% over the same period of time.  We utilized this growth in deposits to decrease our Federal Home Loan Bank advances $115.0 million during the nine months ended September 30, 2019.

Loans and Leases

The composition of loans and leases at September 30, 2019 and December 31, 2018 and the percentage of each classification to total loans are summarized as follows:

	September 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent
Commercial real estate	$576,748	40.8%	$550,446	38.5%
Consumer real estate	254,736	18.0%	253,562	17.7%
Construction and land development	132,222	9.4%	174,670	12.2%
Commercial and industrial	382,816	27.1%	404,600	28.3%
Consumer	29,059	2.1%	25,615	1.8%
Other	36,187	2.6%	20,901	1.5%
Total loans	$1,411,768	100.0%	$1,429,794	100.0%

At September 30, 2019, our loan portfolio composition remained relatively consistent with the composition at December 31, 2018. The commercial real estate category contains owner-occupied loans which are similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. As of September 30, 2019 and December 31, 2018, owner-occupied commercial real estate loans were $169.4 million and $141.9 million, respectively.

Non-Performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

	September 30, 2019	December 31, 2018
Non-accrual loans	$1,701	$2,078
Troubled debt restructurings	2,725	1,391
Loans past due over 89 days and still accruing	551	214

Non-performing loans	1,701	2,078
Other real estate owned	914	988
Non-performing assets	$2,615	$3,066
Non-performing loans as a percentage of total loans	0.12%	0.15%
Non-performing assets as a percentage of total assets	0.13%	0.16%

The following table sets forth the major classifications of non-accrual loans:

	September 30, 2019	December 31, 2018
Commercial real estate	$—	$—
Consumer real estate	1,098	1,187
Construction and land development	120	19
Commercial and industrial	458	817
Consumer	25	55
Other	—	—
Total loans	$1,701	$2,078

(c)	Liquidity

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
Our most liquid assets are comprised of cash and due from banks, available-for-sale marketable investment securities and federal funds sold. The fair value of the available-for-sale investment portfolio was $203.5 million at September 30, 2019. We pledge portions of our investment securities portfolio to secure public fund deposits, derivative positions and Federal Home Loan Bank (“FHLB”) advances. At September 30, 2019, total investment securities pledged for these purposes comprised 39% of the estimated fair value of the entire investment portfolio, leaving $126.3 million of unpledged securities.

We have a large base of non-maturity customer deposits, defined as demand, savings, and money market deposit accounts. At September 30, 2019, such deposits totaled $1.4 billion and represented 82% of our total deposits.

Other sources of funds available to meet daily needs include FHLB advances. As a member of the FHLB of Cincinnati, the Company has access to credit products offered by the FHLB. The Company views these borrowings as a low cost alternative to other time deposits. At September 30, 2019, available credit from the FHLB totaled $212.4 million. Additionally, we had available federal funds purchased lines with correspondent banks totaling $110.0 million at September 30, 2019.

The principal source of cash for CapStar Financial Holdings, Inc. (the “Parent Company”) is dividends paid to it as the sole shareholder of the Bank. At September 30, 2019, the Bank was able to pay up to $33.4 million in dividends to the Parent Company without regulatory approval subject to the ongoing capital requirements of the Bank.

Accordingly, management believes that our funding sources are at sufficient levels to satisfy our expected short-term and long-term liquidity needs.

(d)	Capital Resources

At September 30, 2019, shareholders’ equity totaled $268.1 million, an increase of $13.7 million since December 31, 2018. Accordingly, as of September 30, 2019, the Company and the Bank were well-capitalized under the regulatory framework for prompt corrective action.  During the third quarter of 2019, we converted all of our outstanding preferred stock and non-voting common stock to voting common stock in connection with the successful exit of our founding shareholder and largest investor, Corsair Capital.  See the Consolidated Statement of Changes in Shareholders’ Equity for further detail of the changes in equity since the end of 2018.

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

(dollars in thousands, except per share data)	September 30, 2019	December 31, 2018
Total equity	$268,082	$254,379
Less core deposit intangible	(7,280)	(8,538)
Less goodwill	(37,510)	(37,510)
Less preferred stock	—	(878)
Less preferred stock additional paid-in capital	—	(8,122)
Tangible common equity	$223,292	$199,331

Total assets	$2,033,911	$1,963,883
Less core deposit intangible	(7,280)	(8,538)
Less goodwill	(37,510)	(37,510)
Total tangible assets	$1,989,121	$1,917,835

Total shareholders' equity to total assets	13.18%	12.95%
Tangible common equity ratio	11.23%	10.39%
Total shares of common stock outstanding	18,343,403	17,724,721
Book value per share of common stock	$14.61	$13.84
Tangible book value per share of common stock	12.17	11.25

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

ASU 2016-13, Financial Instruments – Credit Losses

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments were originally supposed to be effective for the Company for reporting periods beginning after December 15, 2019 with early adoption permitted for all organizations for periods beginning after December 15, 2018. However, on July 17, 2019, the FASB issued a proposal draft to extend the implementation date for certain smaller reporting companies to include SEC registrants classified as a Smaller Reporting Company. On October 16, 2019, the FASB voted to delay the implementation date for SEC registrants classified as a Smaller Reporting Company to fiscal years beginning after December 15, 2022. The FASB has directed its staff to draft an ASU that will change the implementation dates, which should be issued following a formal written ballot by the FASB, which is expected to take place in November 2019. Once issued, the Company will delay implementation of the new standard until 2023.

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

Item 4. Controls and Procedures.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

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

Item 1A.	Risk Factors.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

The following table shows information relating to the repurchase of shares of common stock by the Company during the three months ended September 30, 2019.

	Total number of shares purchased (1)		Average price paid per share	Total number of shares purchased as part of publicly announced plan (2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plan
July 1 - July 31	—		$—	—	$2.15 million
August 1 - August 31	1,305	(3)	15.97	—	$2.15 million
September 1 - September 30	130,615	(3)	15.41	129,786	$9.00 million
Total	131,920	(3)	$15.42	129,786	$9.00 million

_____________________________________________

(1)

The total amounts include shares of stock withheld to pay taxes due upon vesting of restricted shares. The Company’s withholding of shares to pay taxes due upon the vesting of restricted shares has no impact on the number of shares that may be repurchased under the Repurchase Program (defined below).

(2)

On December 21, 2018, the Company announced that its Board of Directors authorized a share repurchase program (the “Original Repurchase Program”) pursuant to which the Company could purchase up to $8,000,000 (the “Original Maximum Dollar Amount”) of its issued and outstanding shares of common stock, par value $1.00 per share (“Common Stock”). On September 5, 2019, the Company announced that its Board of Directors authorized an expansion of the Original Share Repurchase Program (the “Expanded Share Repurchase Program”). Under the Expanded Share Repurchase Program, the amount of Common Stock the Company is authorized to repurchase was increased from approximately $2.2 million, the amount remaining of the Original Maximum Dollar Amount, to $11 million (the “Expanded Maximum Dollar Amount”). The Expanded Share Repurchase Program will terminate on the date on which the Expanded Maximum Dollar Amount of Common Stock has been repurchased.

(3)	The Company acquired 2,134 total shares through withholdings to pay taxes due upon the vesting of restricted shares.

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

Item 5.	Other Information.

On September 12, 2019, the Company was advised by the funds managed by Corsair Investments, L.P. (“Corsair”) that Corsair entered into arrangements to fully exit its position in the Company through the sale of all of its remaining shares of Company common stock.

On October 24, 2019, the board of directors of the Company (the “Board”) approved an amendment and restatement of the Company’s bylaws (the “Bylaws” and as further amended and restated, the “Amended and Restated Bylaws”). The Amended and Restated Bylaws clarified and implemented additional disclosure requirements for shareholder nominees of individuals for election to the Board. The amendments include the following changes, among others:

•

Clarifying that the advance notice bylaw represents the exclusive means for a shareholder to bring nominations before a shareholder meeting (other than proposals submitted for inclusion in the Company’s proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).

•

A shareholder seeking to bring a nomination before a shareholder’s meeting is now required to disclose (1) a more broadly defined set of derivative and short positions, (2) compensation arrangements between nominees and the nominating shareholders, and (3) evidence satisfactory to the Board that the election of nominees would not violate the organizational documents of the Company or any applicable state or federal banking laws; and requiring the shareholder to update such disclosure as needed so that it remains accurate as of the record date for the meeting and as of 10 business days prior to the meeting date.

•	Requiring that the questionnaire, representations and agreements for any director nominee must be delivered in the same timeframe as a shareholder’s notice of nomination.

•	Adding that the Company may require proposed nominees for director to furnish additional information regarding the eligibility of the nominee to serve as an independent director.

•

Adding that a shareholder nominee must deliver to the Company a signed agreement that such nominee would be in compliance if elected as a director of the Company and will comply with the qualification requirements for directors of the Company set forth in the policies and guidelines of the Company publicly disclosed from time to time.

•	Adding that a nominating shareholder or its representative authorized in writing must actually appear at the meeting in person in order for the nomination to be considered.

This description of the Amended and Restated Bylaws is qualified in its entirety by reference to the text of the Amended and Restated Bylaws.

Item 6.	Exhibits.
Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of June 11, 2018, by and between CapStar Financial Holdings, Inc. and Athens Bancshares Corporation (incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K  filed on June 14, 2018)

3.1	Charter of CapStar Financial Holdings, Inc. (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

3.2	Amended and Restated Bylaws of CapStar Financial Holdings, Inc. (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 28, 2019)

4.1

Form of Common Stock Certificate (incorporated by reference herein to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on September 20, 2016)

4.2

Second Amended and Restated Shareholders’ Agreement, dated as of August 22, 2016, among CapStar Financial Holdings, Inc., CapStar Bank, Corsair III Financial Services Capital Partners, L.P., Corsair III Financial Services Offshore 892 Partners, L.P., North Dakota Investors, LLC and certain other persons named therein (incorporated by reference herein to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

10.1

Securities Purchase Agreement, dated as of September 9, 2019, by and among Corsair, CapStar Financial Holdings, Inc. and those directors and officers of CapStar Financial Holdings, Inc. identified on Schedule I thereto (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 9, 2019)

31.1

Certification of Chief Executive Officer of CapStar Financial Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2

Certification of Chief Financial Officer of CapStar Financial Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

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

Date:  November 6, 2019