Form 10-K
period 2019-12-31
CapStar Financial Holdings, Inc.
filed 2020-03-06
CIK 1676479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Small reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $230,802,508, based on the closing sales price of $15.15 per share as reported on the Nasdaq Global Select Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of March 5, 2020
Common Stock, par value $1.00 per share	18,457,537

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2020 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

TERMINOLOGY

Unless this Annual Report on Form 10-K (this “Report”) indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Company,” “CapStar,” “CSTR” and “CapStar Financial,” as used herein refer to CapStar Financial Holdings, Inc., and its wholly owned subsidiary, CapStar Bank, which we sometimes refer to as “our bank subsidiary,” “the bank” or “our bank”.  References herein to the fiscal years 2015, 2016, 2017, 2018 and 2019 mean our fiscal years ended on each of December 31, 2015, 2016, 2017, 2018 and 2019, respectively. References herein to our “Target Market” includes the state of Tennessee and geographical areas within a 100-mile radius of any of our branch locations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements reflect our current views with respect to, among other things, statements relating to the Company’s assets business, cash flows, condition (financial or otherwise), credit quality, financial performance, liquidity, short and long-term performance goals, prospects, results of operations, strategic initiatives, the benefits, cost and synergies of completed acquisitions or dispositions, and the timing, benefits, costs and synergies of future acquisitions, disposition and other growth opportunities. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “aspire,” “estimate,” “intend,” “plan,” “project,” “projection,” “forecast,” “roadmap,” “goal,” “target,” “would,” and “outlook,” or the negative version of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based upon current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that such expectations, estimates and projections will be achieved. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict and that are beyond our control. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

The Company may not capitalize on opportunities to enhance market share in certain markets and the Company’s services may not be generally accepted in new markets; the ability of the Company to meet expectations regarding the benefits, costs, synergies and financial and operational impact of the FCB Corporation (“FCB”) and the Bank of Waynesboro (“BOW”) mergers; that regulatory, shareholder or other approvals required for the FCB and BOW mergers will not be obtained or that other customary closing conditions will not be satisfied in a timely manner or at all; reputational risks and the reaction of shareholders, customers, employees or other constituents of the Company to the FCB and BOW mergers; the possibility that any of the anticipated benefits, costs, synergies and financial and operational improvements of the FCB and BOW mergers will not be realized or will not be realized as expected; the acceptance by customers of FCB and BOW of the Company’s products and services; the possibility that the FCB and BOW merger integrations will be more expensive or take more time to complete than anticipated; economic conditions (including interest rate environment, government economic and monetary policies, the strength of global financial markets and inflation and deflation) that impact the financial services industry as a whole and/or our business; the concentration of our business in our Target Market and the effect of changes in the economic, political and environmental conditions on this market; increased competition in the financial services industry, locally, regionally or nationally, which may adversely affect pricing and the other terms offered to our clients; an increase in the cost of deposits, loss of deposits or a change in the deposit mix, which could increase our cost of funding; an increase in the costs of capital, which could negatively affect our ability to borrow funds, successfully raise additional capital or participate in strategic acquisition opportunities; our dependence on our management team and board of directors and changes in our management and board composition; our reputation in the community; our ability to execute our strategy to achieve our loan, ROAA and efficiency ratio goals, hire seasoned bankers, and achieve deposit growth through organic growth and strategic acquisitions; credit risks related to the size of our borrowers and our ability to adequately identify, assess and limit our credit risk; our concentration of large loans to a small number of borrowers as well as to borrowers located within our Target Market; the significant portion of our loan portfolio that

ii

originated during the past two years and therefore may less reliably predict future collectability than older loans; the adequacy of reserves (including our allowance for loan losses) and the appropriateness of our methodology for calculating such reserves; non-performing loans and leases; non-performing assets; charge-offs, non-accruals, troubled debt restructurings, impairments and other credit-related issues; adverse trends in the healthcare service industry, which is an integral component of our Target Market’s economy and which could adversely affect the business operations of certain of our key borrowers; our management of risks inherent in our commercial real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of our collateral and our ability to sell collateral upon any foreclosure; our inability to realize operating efficiencies and tax savings from the implementation of our strategic plan; governmental legislation and regulation, including changes in the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act of 2010, as amended, the Tax Cuts and Jobs Act of 2017, as amended, Basel guidelines, capital requirements, accounting regulation or standards and other applicable laws and regulations; the loss of large depositor relationships, which could force us to fund our business through more expensive and less stable sources; operational and liquidity risks associated with our business, including liquidity risks inherent in correspondent banking; volatility in interest rates and our overall management of interest rate risk, including managing the sensitivity of our interest-earning assets and interest-bearing liabilities to interest rates, and the impact to our earnings from a change in interest rates; the potential for our Bank’s regulatory lending limits and other factors related to our size to restrict our growth and prevent us from effectively implementing our business strategy; strategic acquisitions we may undertake to achieve our goals; the sufficiency of our capital, including sources of capital and the extent to which we may be required to raise additional capital to meet our goals; fluctuations in the fair value of our investment securities that are beyond our control; deterioration in the fiscal position of the U.S. government and downgrades in Treasury and federal agency securities; potential exposure to fraud, negligence, computer theft and cyber-crime; the adequacy of our risk management framework; our dependence on our information technology and telecommunications systems and the potential for any systems failures or interruptions; threats to and breaches of our information technology systems and data security, including cyber-attacks; our dependence upon outside third parties for the processing and handling of our records and data; our ability to adapt to technological change; the financial soundness of other financial institutions; our exposure to environmental liability risk associated with our lending activities; our engagement in derivative transactions; our involvement from time to time in legal proceedings and examinations and remedial actions by regulators; our involvement from time to time in litigation or other proceedings instituted by or against shareholders, customers, employees or third parties and the cost of legal fees associated with such litigation or proceedings; the susceptibility of our market to natural disasters and acts of God; and the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting.

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

We are a bank that seeks to establish and maintain comprehensive relationships with our clients by delivering customized and creative banking solutions and superior client service. Our products and services include (i) commercial and industrial loans to small and medium sized businesses, (ii) commercial real estate loans, (iii) private banking and wealth management services for the owners and operators of our business clients and other high net worth individuals; (iv) correspondent banking services to meet the needs of Tennessee’s smaller community banks and (v) various retail and consumer products. Our operations are presently concentrated in Tennessee.

As of December 31, 2019, on a consolidated basis, we had total assets of $2.0 billion, total deposits of $1.7 billion, total net loans of $1.4 billion, and shareholders’ equity of $273 million.

Core Operating Principles

We operate our business in conformity with our core principles which are, in order of priority:

•

Soundness - We strive to engage in safe and sound banking practices that preserve the asset quality of our balance sheet and protect our deposit base and ensure we maintain capital levels that are considered above “well capitalized” according to regulatory standards.

•	Profitability - We seek to improve our core profitability metrics through optimal balance sheet management, economies of scale and expanded services.
•

Strategic Growth - we seek to grow our loans, deposits and net income by building long-term relationships with our customers based on top quality service and leveraging our operating platform to facilitate acquisitive growth.

We have historically adhered to these core operating principles, and we intend to continue to emphasize the importance of these principles to the conduct of our business.

Recent Acquisitions and Expansion

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

On January 23, 2020, we announced the signing of definitive merger agreements with FCB Corporation (“FCB”), its wholly owned subsidiary The First National Bank of Manchester (“FNBM”), and The Bank of Waynesboro (“BOW”) providing for FCB to merge with and into CapStar Financial Holdings, Inc. and for FNBM and BOW to merge with and into CapStar Bank.  Under the terms of the merger agreements, FCB and BOW shareholders will receive 3,634,218 CapStar common shares and $26.4 million in cash, subject to certain adjustments, totaling $85.1 million based on the closing price of CapStar’s common stock on January 22, 2020.  Pending regulatory and shareholder approvals and the satisfaction of certain other customary closing conditions, the acquisition is expected to be finalized in late second or early third quarter of 2020.  As of December 31, 2019, FCB and BOW had total combined assets of $467 million.  Upon completion of the transaction, CapStar is expected to have total consolidated assets of approximately $2.5 billion.

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

We market our lending products and services to existing clients through our client service. We seek to attract new lending clients through customized and creative lending solutions and competitive pricing. We have banking teams that are specifically dedicated to the markets in which we serve. We believe our industry-specific knowledge, product and local market expertise and engagement increase our profile within these lending verticals, enable us to identify, select and compete for qualified borrowers and attractive financing projects and manage more effectively the potential risks of our loan portfolio.

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

•	determination that the structure of the loan matches the underlying purpose of and repayment source for the loan, the potential borrower’s creditworthiness and the depreciable life of any collateral;
•	verification that the potential borrower has a demonstrated propensity to repay the loan/the borrower’s indebtedness/etc.;

•	consideration of the value, liquidity and marketability of the potential borrower’s assets and identifying and evaluating all significant direct and contingent liabilities; and
•	determination and approval of the rates and fees associated with the potential loan.

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

Our underwriting processes collaboratively engage our bankers, credit underwriters and portfolio managers in the analysis of each loan request. We manage our credit risks by analyzing metrics in order to maintain a conservative and well-diversified loan portfolio reflective of our assessment of various subsets within our market. Based upon our aggregate exposure to any given borrower relationship, we employ tiered review of loan originations that may involve senior credit officers, our Chief Credit Officer, our bank’s Credit Committee or, ultimately, our full board of directors.

Concentrations.  We are a relationship-oriented, rather than a transaction-based, bank.  Accordingly, substantially all of our loans have been made to borrowers located in our Target Market. As of December 31, 2019, approximately 94% of the loans in our loan portfolio (measured by dollar amount) were made to borrowers who live or conduct business in our Target Market, and a substantial portion of those loans are considered commercial and industrial loans, commercial real estate loans (including owner-occupied and non-owner occupied real estate), mortgage loans and construction loans. As such, a substantial majority of our loan portfolio is dependent upon the economic environment of our Target Market. We do have a limited number of loans secured by properties located outside of Tennessee, most of which are made to borrowers who are well-known to us because they are headquartered or reside within Tennessee.

In addition, we employ appropriate limits on our overall loan portfolio and requirements with respect to certain types of lending. As a general practice, we operate with an internal guideline limiting loans to any single borrowing relationship to a tiered amount based upon our internal risk rating. Many of our loans have been made to a small number of borrowers, resulting in a concentration of large loans to certain borrowers. As of December 31, 2019, our 25 largest borrowing relationships (which may include multiple loans to one borrower or loans to multiple entities that are affiliated due to common ownership) accounted for approximately 17% of our total loan portfolio.

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

Correspondent Banking

We provide correspondent banking services to community banks located in our market.  Services we offer include settlement, Fed Funds lines of credit, depository products, wire transfer services, bank holding company loans and loan participations on larger commercial and commercial real estate exposures.  Correspondent banking loans and deposits comprised approximately $24.2 million of our total loans and $312.8 million of our total deposits as of December 31, 2019. Loans made to community banks related to correspondent banking comprised 6% of commercial and industrial loans as of December 31, 2019. Deposits from community banks related to correspondent banking comprised 18% of total deposits as of December 31, 2019.

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

Mortgage Banking

Mortgage banking generated $548.1 million in mortgage loan originations for the year ended December 31, 2019. Mortgage loans are typically sold in the secondary market and are underwritten by the bank. Mortgage banking has provided the bank a source of noninterest income and referrals for other banking services including home equity lines of credit and deposit products.

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

Competition

The financial services industry is highly competitive in our Target Market. In particular, the Target Market consisted of 65 financial institutions with over $64 billion in deposits as of June 30, 2019. We held the number 11 deposit market share position at June 30, 2019 with 2.1% of the deposit market share. We compete for loans, deposits, and financial services in our Target Market. We compete directly with other bank and nonbank institutions located within our market area, Internet-based banks, out-of-market banks, and bank holding companies that advertise in or otherwise serve our market area, along with money market and mutual funds, brokerage houses, mortgage companies, and insurance companies or other commercial entities that offer financial services products. Competition involves efforts to retain current clients, obtain new loans and deposits, increase the scope and type of services offered, and offer competitive interest rates paid on deposits and charged on loans. Many of our competitors enjoy competitive advantages, including greater financial resources, a wider geographic presence, more accessible branch office locations, the ability to offer additional services, more favorable pricing alternatives, and lower origination and operating costs. Some of our competitors have been in business for a long time and have an established client base and name recognition. We believe that our experienced leadership, efficient and scalable operating model, personalized service and emphasis on attracting core deposits from our other product offerings enable us to effectively compete in the communities in which we operate.

Information and Technology

We continually adapt to the changing technological needs and wants of our clients by investing in our electronic banking platform. We use a combination of online and mobile banking channels to attract and retain clients and expand the convenience of banking with us.  In most cases, our clients can initiate banking transactions from the convenience of their personal computer or smart phone, reducing the number of in-branch visits necessary to conduct routine banking transactions. The remote transactions available to our clients include remote image deposit, bill payment, external and internal transfers, ACH origination and wire transfer. We believe that our investments in technology and innovation are consistent with our clients’ needs and will support future migration of our clients’ transactions to these and other developing electronic banking channels. Further, we closely monitor information security for trends and new threats, including cybersecurity risks, and invest significant resources to continuously improve the security and privacy of our systems and data. For more information, please see “– Supervision and Regulation - Cybersecurity and Privacy”.

Employees

As of December 31, 2019, we had 289 total employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

SUPERVISION AND REGULATION

General

Insured banks, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance and that of our subsidiaries may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the TDFI, the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”), the Office of the Comptroller of the Currency (“OCC”) and the Consumer Financial Protection Bureau (“CFPB”). Furthermore, tax laws administered by the Internal Revenue Service (“IRS”) and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the Securities and Exchange Commission (“SEC”) and state securities authorities, anti-money laundering laws enforced by the U.S. Department of the Treasury and mortgage related rules, including with respect to loan securitizations and servicing by the U.S. Department of Housing and Urban Development and agencies such as Ginnie Mae and Freddie Mac, have an impact on our business. The effect of these statutes, regulations, regulatory policies and rules are significant to our operations and results and those of our bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

Federal and state banking laws impose a comprehensive system of supervision, regulation and enforcement on the operations of insured banks, their holding companies and affiliates that are intended primarily for the protection of the depositors of banks, rather than their shareholders. These federal and state laws, and the regulations of the bank regulatory agencies issued under them, affect, among other things, the scope of business, the kinds and amounts of investments banks may make, reserve requirements, capital levels relative to operations, the nature and amount of collateral for loans, the establishment of branches, the ability to merge, consolidate and enter into acquisitions with other companies, dealings with insiders and affiliates and the payment of dividends.

This supervisory and regulatory framework subjects banks and bank holding companies to regular examination by their respective primary federal regulators, which results in examination reports and ratings that, while not publicly available, can impact the conduct and growth of their businesses. These examinations consider not only compliance with applicable laws and regulations, but also capital levels, asset quality and risk, management ability and performance, earnings, liquidity, and various other factors. The regulatory agencies generally have broad discretion to impose restrictions and limitations on the operations of a regulated entity where the agencies determine, among other things, that such operations are unsafe or unsound, fail to comply with applicable law or are otherwise inconsistent with laws and regulations or with the supervisory policies of these agencies.

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

FDIC Insurance and Other Assessments

The Bank pays deposit insurance assessments to the Deposit Insurance Fund, which is determined through a risk-based assessment system. The Bank’s deposit accounts are currently insured by the Deposit Insurance Fund, generally up to a maximum of $250,000 per separately insured depositor. The Bank pays assessments to the FDIC for such deposit insurance. Under the current assessment system, the assessment rate is determined by the risk category assigned to an institution based on the institution’s most recent supervisory and capital evaluations which are designed to measure risk, with riskier institutions paying a higher assessment rate. Under the FDIA, the FDIC may terminate a bank’s deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, agreement or condition imposed by the FDIC.

In addition, all FDIC-insured institutions were required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation, or FICO, a federal government corporation established to recapitalize the predecessor to the Savings Association Insurance Fund. The final FICO assessment collection occurred in March 2019.

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking agencies will evaluate the record of each financial institution in meeting the needs of its local community, including low- and moderate-income neighborhoods. Our bank’s record of performance under the CRA is publicly available. A bank’s CRA performance is also considered in evaluating applications seeking approval for mergers, acquisitions, and new offices or facilities. Failure to adequately meet these criteria could result in additional requirements and limitations being imposed on the bank. Additionally, we must publicly disclose the terms of certain CRA-related agreements. As of December 31, 2019 the Bank had a CRA rating of “Satisfactory.”

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

Capital Adequacy

Pursuant to the Dodd-Frank Act, under the adopted regulations, the Basel member central bank and federal bank regulators approved the Basel Capital Adequacy Accord, or Basel III. The U.S. Basel III rule’s minimum capital to risk-weighted assets, or RWA, requirements are as follows: (1) a common equity Tier 1 capital ratio of 4.5%, (2) a Tier 1 capital ratio of 6.0%, and (3) a total capital ratio of 8.0%. The minimum leverage ratio (Tier 1 capital to total assets) is 4.0%. The rule also changed the definition of capital, mainly by adopting stricter eligibility criteria for regulatory capital instruments, and new constraints on the inclusion of minority interests, mortgage-servicing assets, deferred tax assets, and certain investments in the capital of unconsolidated financial institutions. In addition, the U.S. Basel III rule requires that most regulatory capital deductions be made from common equity Tier 1 capital.

Under the U.S. Basel III rule, in order to avoid limitations on capital distributions, including dividend payments and certain discretionary bonus payments to executive officers, a banking organization must maintain a capital conservation buffer composed of common equity Tier 1 capital above its minimum risk-based capital requirements. The buffer is measured relative to RWA. Phase-in of the capital conservation buffer requirements began on January 1, 2016, and the requirements became fully phased in on January 1, 2019. A banking organization maintaining capital levels in excess of the fully phased-in capital conservation buffer of 2.5% would not be subject to limits on capital distributions or discretionary bonus payments; however, a banking organization with a buffer of less than 2.5% would be subject to increasingly stringent limitations as the buffer approaches zero. A banking organization also would be prohibited from making distributions or discretionary bonus payments during any quarter if its eligible retained income is negative in that quarter and its capital conservation buffer ratio was less than 2.5% at the beginning of the quarter. Effectively, the Basel III framework requires us to meet minimum risk-based capital ratios of (i) 7% for common equity Tier 1 capital, (ii) 8.5% Tier 1 capital, and (iii) 10.5% total capital. The eligible retained income of a banking organization is defined as its net income for the four calendar quarters preceding the current calendar quarter, based on the organization’s quarterly regulatory reports, net of any distributions and associated tax effects not already reflected in net income. With the capital conservation buffer fully phased in, the minimum capital requirements plus the capital conservation buffer will exceed the prompt corrective action, or PCA, well-capitalized thresholds.

Generally, banking organizations of our size became subject to the U.S. Basel III rule on January 1, 2015, while the capital conservation buffer and the deductions from common equity Tier 1 capital phased in over time. Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a banking institution could subject the institution to a variety of enforcement remedies available to federal regulatory authorities, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits, and other restrictions on its business.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) establishes a system of “prompt corrective action” (“PCA”) to resolve the problems of undercapitalized insured depository institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into which all insured depository institutions are placed. The federal banking agencies have specified by regulation the relevant capital thresholds and other qualitative requirements for each of those categories. For an insured depository institution to be “well capitalized” under the PCA framework, it must have a common equity Tier 1 capital ratio of 6.5%, Tier 1 capital ratio of 8.0%, a total capital ratio of 10.0%, and a Tier 1 leverage ratio of 5.0%, and must not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by its primary federal regulator to meet and maintain a specific capital level for any capital measure. As of December 31, 2019, our bank qualified for the “well capitalized” category.

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

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of (i) 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized and (ii) the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new markets or product offerings, except under an accepted capital restoration plan or with Federal Reserve approval.

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

Payment of Dividends

We are a legal entity separate and distinct from our bank. Our principal source of cash flow, including cash flow to pay dividends to our shareholders, is dividends our bank pays to us as our bank’s sole shareholder. Statutory and regulatory limitations apply to our bank’s payment of dividends to us as well as to our payment of dividends to our shareholders. The requirement that a bank holding company must serve as a source of strength to its subsidiary banks also results in the position of the Federal Reserve that a bank holding company should not maintain a level of cash dividends to its shareholders that places undue pressure on the capital of its bank subsidiaries or that can be funded only through additional borrowings or other arrangements that may undermine the bank holding company’s ability to serve as a source of strength. Our ability to pay dividends is also subject to the provisions of Tennessee corporate law which prevents payment of dividends if, after giving effect to such payment, we would not be able to pay our debts as they become due in the usual course of business or our total assets would be less than the sum of our total liabilities plus any amounts needed to satisfy any preferential rights if we were dissolving. In addition, in deciding whether or not to declare a dividend of any particular size, our board of directors must consider our and our bank’s current and prospective capital, liquidity, and other needs.

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

Commercial Real Estate Concentration

In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate, or CRE, loans. In addition, in December 2015, the federal banking agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. As of December 31, 2019, our bank’s total CRE loans represented 297% of its capital.

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

•

The Dodd-Frank Act created the CFPB with broad powers to supervise and enforce consumer financial protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks, including the authority to prohibit “unfair, deceptive or abusive” acts and practices. The CFPB has examination and enforcement authority with respect to enumerated consumer financial protection laws over all banks with more than $10 billion in assets. Institutions with less than $10 billion in assets will continue to be examined for compliance with consumer financial protection laws by their primary federal regulator.

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

The Volcker Rule

On December 10, 2013, five U.S. financial regulators, including the Federal Reserve, adopted a final rule implementing the “Volcker Rule.” The Volcker Rule was created by Section 619 of the Dodd-Frank Act, which generally prohibits any “banking entity” from engaging in proprietary trading or retaining an ownership interest in, sponsoring, or having certain relationships with covered funds (i.e., hedge funds or private equity funds).  In addition, the Volcker Rule requires each regulated entity to establish an internal compliance program that is consistent with the extent to which it engages in activities covered by the Volcker Rule.

On October 8, 2019, the agencies finalized revisions to the Volcker Rule that, among other things, simplified and streamlined compliance requirements for banking entities that do not have significant trading activities, while banking entities with significant trading activity would become subject to more stringent compliance requirements.  Further, the revisions to the Volcker Rule implemented Section 203 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (EGRRCPA), which amended the definition of “banking entity” to exclude certain community banks from the definition of insured depository institution, the general result of which was to exclude such banks and their affiliates and subsidiaries from the scope of the Volcker Rule.  Under EGRRCPA, a community bank and its affiliates are generally excluded from the definition of “banking entity” if the bank and all companies that control the bank have total consolidated assets equal to $10 billion or less and trading assets and liabilities equal to five percent or less of total consolidated assets.  These revisions became effective on January 1, 2020, with a required compliance date of January 1, 2021.

Limitations on Incentive Compensation

In April 2016, the Federal Reserve and other federal financial agencies re-proposed restrictions on incentive-based compensation pursuant to Section 956 of the Dodd-Frank Act for financial institutions with $1 billion or more in total consolidated assets. For institutions with at least $1 billion but less than $50 billion in total consolidated assets, such as the Company and our bank, the proposal imposes principles-based restrictions that are broadly consistent with existing interagency guidance on incentive-based compensation. Such institutions are prohibited from entering into incentive compensation arrangements that encourage inappropriate risks by the institution (1) by providing an executive officer, employee, director, or principal shareholder with excessive compensation, fees, or benefits, or (2) that could lead to material financial loss to the institution. The proposal also imposes certain governance and recordkeeping requirements on institutions of the Company’s and our bank’s size. The Federal Reserve reserves the authority to impose more stringent requirements on institutions of the Company’s and our bank’s size. We do not expect this proposal to significantly impact our business.

Cybersecurity and Privacy

Cybersecurity is a high-priority item for legislators and regulators at the federal and state levels, as well as internationally. State and federal banking regulators have issued various policy statements and, in some cases, regulations, emphasizing the importance of technology risk management and supervision. Such policy statements and regulations indicate that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. A financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyberattack involving destructive malware. A financial institution is expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyberattack. These requirements, including state regulatory rules such as the detailed and extensive cybersecurity rules issued in 2016 by the New York State Department of Financial Services, may cause us to incur significant additional compliance costs and in some cases may impact our growth prospects. Additionally, if we fail to observe federal or state regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We also employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyberattacks is severe, as attacks are sophisticated and increasing in volume and complexity, and attackers respond rapidly to changes in defensive measures. Our systems and those of our customers and third-party service providers are under constant threat, and it is possible that we or they could experience a significant event in the future that could adversely affect our business or operations. As cybersecurity threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Financial expenditures may also be required to meet regulatory changes in the information security and cybersecurity domains. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as the expanding use of internet banking, mobile banking and other technology-based products and services by us and our customers. See “Item 1A. – Risk Factors” in this Annual Report for a further discussion of risks related to cybersecurity.

Federal statutes and regulations, including the Gramm-Leach-Bliley Act (“GLBA”) and the Right to Financial Privacy Act of 1978, limit our ability to disclose non-public information about consumers, customers and employees to nonaffiliated third parties. Specifically, the GLBA requires us to disclose our privacy policies and practices relating to sharing non-public information and enables retail customers to opt out of our ability to share information with unaffiliated third parties under certain circumstances. The GLBA also requires us to implement a comprehensive information security program that includes administrative, technical and physical safeguards to ensure the security and confidentiality of customer records and information and, if applicable state law is more protective of customer privacy than the GLBA, financial institutions, including our bank, will be required to comply with such state law. Other laws and regulations impact our ability to share certain information with affiliates and non-affiliates for marketing and/or non-marketing purposes. These regulations affect how consumer information is transmitted through diversified financial companies and conveyed to outside vendors. In connection with the regulations governing the privacy of consumer financial information, the federal banking agencies, including the FDIC, have adopted guidelines for establishing information security standards and programs to protect such information.

Proposed or new legislation and regulations may also significantly increase our compliance cost and impede our ability to grow into specific markets. There are a number of proposals that have either recently been adopted or are currently pending before federal, state, and foreign legislative and regulatory bodies. For example, the European Union adopted the General Data Protection Regulation (the “GDPR”), which became effective on May 25, 2018. In addition, California recently passed the California Consumer Privacy Act of 2018 (the “CCPA”) on June 28, 2018. Both the GDPR and the CCPA impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored. In the event of a data breach, there are mandatory reporting requirements that may hamper the ability to fully assess an incident prior to external reporting. We must maintain awareness of additional legal and regulatory requirements that apply to existing and future subsets of the customer base for protection against legal, reputational, and financial risk due to compliance failures.

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

We have also posted our Corporate Governance Guidelines, Code of Ethics and Conflicts of Interest Policy for directors, officers and employees, and the charters of our Audit Committee, Nominating Governance and Community Affairs Committee, Compensation and Human Resources Committee, Credit Committee and Risk Committee of our board of directors on the Corporate Governance section of our website at www.ir.capstarbank.com. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Corporate Governance Guidelines, Code of Ethics and Conflicts of Interest Policy, or current committee charters on our website. We will also provide a copy of our Corporate Governance Guidelines, Code of Ethics and Conflicts of Interest Policy, and any committee charters without charge upon written request sent to 1201 Demonbreun Street, Suite 700, Nashville, Tennessee 37203, Attention: Investor Relations.

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

Our business and operations, which primarily consist of lending money to clients in the form of loans, borrowing money from clients in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium- and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic and other conditions in foreign countries could affect the stability of global financial markets, which could hinder United States economic growth. As an example, the recent outbreak of a novel coronavirus in Wuhan, China may result in the extended shutdown of certain businesses in the region. Depending on future developments (including the extent of the virus’s spread and the measures, such as quarantines and travel restrictions, taken to contain such spread), the outbreak may adversely affect economic conditions in the United States generally and our markets in particular.

Weak economic conditions are characterized by numerous factors; such as deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is also characterized by interest rates at near historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our loan and investment portfolios. All of these factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Adverse economic conditions could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

Our business and operations are concentrated in our Target Market, and we are more sensitive than our more geographically diversified competitors to adverse changes in the local economy.

Unlike with many of our larger competitors that maintain significant operations located outside our market area, substantially all of our clients are individuals and businesses located and doing business in our Target Market. As of December 31, 2019, approximately 94% of the loans in our loan portfolio (measured by dollar amount) were made to borrowers who live or conduct business in our Target Market. Therefore, our success will depend upon the general economic conditions in this area, which we cannot predict with certainty. As a result, our operations and profitability may be more adversely affected by a local economic downturn in our Target Market than those of larger, more geographically diverse competitors. For example, the Nashville, Tennessee economy is particularly sensitive to changes in the healthcare service, music and entertainment and hospitality and tourism industries, among others. A downturn in these industries or in the local economy generally could make it more difficult for our borrowers to repay their loans and may lead to loan losses that are not offset by operations in other markets; it may also reduce the ability of depositors to make or maintain deposits with us. For these reasons, any regional or local economic downturn that affects our Target market, or existing or prospective borrowers or depositors in our Target Market could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

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

We intend to continue pursuing our growth strategy for our business through organic growth of our loan and deposit portfolio as well as through strategic acquisitions. Our prospects must be considered in light of the risks, expenses and difficulties that can be encountered by financial service companies in rapid growth stages, which include the risks associated with the following:

•	maintaining loan quality;
•	maintaining adequate management personnel and information systems to oversee such growth;
•	maintaining adequate control and compliance functions;
•	obtaining regulatory approvals with respect to acquisitions;
•	entry into new markets, industries, and product areas; and
•	the costs associated with identifying and pursuing strategic transactions; and
•	securing capital and liquidity needed to support anticipated growth.

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

A key differentiating factor for our business is the strong brand we are building in our Target Market. Through our branding, we communicate to the market about our company and the products and services we offer. Maintaining a positive reputation is critical to our attracting and retaining clients and employees. Adverse perceptions of us could make it more difficult for us to execute on our strategy. Harm to our reputation can arise from many sources, including actual or perceived employee misconduct, misconduct by our outsourced service providers or other counterparties, litigation or regulatory actions, our failure to meet our standards of service and quality and compliance failures. Negative publicity regarding us or our bank, whether or not accurate, may damage our reputation, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

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

Our growth over the last several years has been partially attributable to our ability to originate and retain large loans. In addition to regulatory limits to which our bank is subject, we have established an internal policy limiting loans to one borrower, principal or guarantor based on “total exposure,” which represents the aggregate exposure of economically related borrowers for approval purposes; loans in excess of our internal limit require acknowledgment by our bank’s full board of directors. Many of these loans have been made to a small number of borrowers, resulting in a concentration of large loans to certain borrowers. As of December 31, 2019, our 25 largest borrowing relationships accounted for approximately 17% of our total loan portfolio. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce or death, our non-accrual loans and our allowance for loan losses could increase significantly, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations. To mitigate this risk, we establish internal lending limits tied to the borrower’s risk profile, seek collateral, and involve increasing levels of senior management and board involvement in the approval of large loan relationships.

Lack of seasoning of our loan portfolio could increase risk of credit defaults in the future.

As a result of our growth over the past several years, as of December 31, 2019, approximately 54% of our loan portfolio had been originated since December 31, 2017, including new originations and renewals. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because a large portion of our portfolio is relatively new, the current level of delinquencies and defaults may not represent the level of delinquencies and defaults that could occur as the portfolio becomes more seasoned and may not serve as a reliable basis for predicting the health and nature of our loan portfolio. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of our loan portfolio. If delinquencies and defaults increase, we may be required to increase our allowance for loan losses, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

We may not be able to adequately assess and limit our credit risk, which could adversely affect our profitability.

A primary component of our business involves making loans to clients. The business of lending is inherently risky because the principal of or interest on the loan may not be repaid timely or at all or the value of any collateral supporting the loan may be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower’s business sector and local, regional and national market and economic conditions. Our risk management practices, such as monitoring our loan applicants and the concentration of our loans and our credit approval practices, may not adequately assess credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting clients and the quality of the loan portfolio. A failure to effectively assess and limit the credit risk associated with our loan portfolio could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

Repayment of our leveraged loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.

Our leveraged loans are primarily commercial in nature.  Frequently, these loans have a secondary source of repayment that is directly correlated with the primary source of repayment. Leveraged borrowers may have a diminished ability to adjust to unexpected events and changes in business conditions because of a higher ratio of liabilities to capital, and in some cases, reliance is placed on enterprise value as a secondary source of repayment. The repayment of leveraged loans depends primarily on the cash flow and credit worthiness of the borrower and on enterprise value as a secondary source of repayment.  To mitigate this risk, we give enhanced scrutiny to leveraged loan transactions, assess risk probabilities using benchmarks obtained from external rating agencies, and engage higher levels of senior management and board involvement in the approval and ongoing review of leveraged loan relationships.

Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio.

We maintain an allowance for loan losses that represents management’s best estimate of the loan losses and risks inherent in our loan portfolio. The level of the allowance reflects management’s continuing evaluation of concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for loan losses is highly subjective and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes in a relatively short time period. Inaccurate management assumptions, continuing deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. In addition, our regulators, as an integral part of their examination process, periodically review our loan portfolio and the adequacy of our allowance for loan losses and may require adjustments based upon judgments that are different than those of management. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for loan losses, we may need to increase our provision for loan losses to restore the adequacy of our allowance for such losses. If we are required to materially increase our level of allowance for loan losses for any reason, our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations could be materially and adversely affected.

The healthcare service industry is an integral component of the local economy, and adverse trends in the healthcare service industry could have a material adverse effect on us.

The healthcare service industry is an integral segment of the local economy.  As of December 31, 2019, approximately 9% of our loan portfolio was composed of loans to borrowers in the healthcare service industry. Adverse trends in the healthcare service industry may have a negative impact on a significant portion of the Company’s borrowers and clients. The healthcare service industry may be affected by the following:

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

•	equalizing Medicare payment rates across different facility-type settings;
•	heightened health information technology security standards and the meaningful use of electronic health records by healthcare providers; and
•	Pandemics which could result in the extended shutdown or restriction of certain healthcare related businesses and services;
•	potential tax law changes affecting healthcare providers.

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

As of December 31, 2019, approximately 27% of our loan portfolio was composed of non-owner occupied commercial real estate loans, 12% of owner occupied commercial real estate loans, 18% consumer real estate loans, and 10% construction and land development loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A decline in real estate values could further impair the value of our collateral and our ability to sell the collateral upon any foreclosure, which would likely require us to increase our allowance for loan losses. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability could be adversely affected, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

Regulatory requirements affecting our loans secured by commercial real estate could limit our ability to leverage our capital and adversely affect our growth and profitability.

The federal banking agencies have indicated their view that banks with high concentrations of loans secured by commercial real estate are subject to increased risk and should implement robust risk management policies and maintain higher capital than regulatory minimums to maintain an appropriate cushion against loss that is commensurate with the perceived risk. Guidance from the Federal banking agencies identify institutions potentially exposed to CRE concentration risk as those that have (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development and other land loans representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital if the outstanding balance of the institution’s CRE loan portfolio has increased 50% or more during the prior 36 months. Because a significant portion of our loan portfolio is dependent on commercial real estate, a change in the regulatory capital requirements applicable to us or a decline in our regulatory capital could limit our ability to leverage our capital as a result of these policies, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

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

As of December 31, 2019, our ten largest non-brokered depositors accounted for approximately 13% of our total deposits. Withdrawals of deposits by any one of our largest depositors could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

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

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding. An inability to raise funds, at competitive rates or at all, through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. In particular, approximately 82% of our bank’s deposits as of December 31, 2019 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, 70% of the assets of our bank were loans at December 31, 2019, which cannot be called or sold in the same time frame. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.

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

Any substantial, unexpected or prolonged change in the level or cost of liquidity could have a material adverse effect on our ability to meet deposit withdrawals and other client needs, which could have a material adverse effect on our asset growth, new business transactions, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

We are subject to interest rate risk, which could adversely affect our profits.

Our profits, like that of most financial institutions, depends to a large extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. Our interest rate sensitivity profile was asset sensitive as of December 31, 2019, meaning that our net interest income would increase more from rising interest rates than from falling interest rates. However, many assumptions are used to model the impact of interest rate fluctuations on our net interest income. Due to the inherent use of these estimates and assumptions, our models may not be an accurate indicator of how our interest income will be affected by changes in interest rates.

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

We are limited in the amount our bank can loan in the aggregate to a single borrower or related borrowers by the amount of the bank’s capital. CapStar Bank is a Tennessee-chartered bank and therefore is subject to the legal lending limits of the state of Tennessee and federal law. Tennessee and federal legal lending limits are safety and soundness measures intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of a bank’s funds. They are also intended to safeguard a bank’s depositors by diversifying the risk of loan losses among a relatively large number of credit-worthy borrowers engaged in various types of businesses. Under Tennessee law, total loans and extensions of credit to a borrower generally may not exceed 15% of our bank’s capital, surplus and undivided profits. However, such loans may be in excess of that percentage, but not above 25%, if each loan in excess of 15% is first submitted to and approved in advance in writing by the board of directors and a record is kept of such written approval and reported to the board of directors quarterly. We have also established an internal limit on loans to one borrower to be between 7% and 15% of our risked based capital, depending upon the underlying risk rating of the borrower. Loans in excess of our internal limit are noted as a policy exception and require acknowledgment by our bank’s full board of directors. Based upon our bank’s current capital levels, the amount it may lend is significantly less than that of many of our larger competitors and may discourage potential borrowers who have credit needs in excess of the bank’s lending limit from doing business with us. Our bank accommodates larger loans by selling participations in those loans to other financial institutions, but this strategy may not always be available. If we are unable to compete effectively for loans from our target clients, we may not be able to effectively implement our business strategy, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

Our growth strategy involves strategic acquisitions, and we may not be able to overcome risks associated with such transactions.

We plan to continue to explore opportunities to acquire other financial institutions and businesses in or around our existing Target Market or in comparable markets or that would provide scale, low cost of funds, non-interest income or products that are additive to our existing products and services. Our acquisition activities could be material to our business and involve a number of risks, including the following:

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

We rely on software developed by third-party vendors to process various transactions. In some cases, we have contracted with third parties to run their proprietary software on our behalf. These systems include, but are not limited to, general ledger, payroll, employee benefits, loan and deposit processing, and securities portfolio accounting. For example, one vendor provides our core banking system through a service bureau arrangement. While we perform a review of controls instituted by the applicable vendors over these programs in accordance with industry standards and perform our own testing of user controls, we rely on the continued maintenance of controls by these third-party vendors, including safeguards over the security of client data. We may incur a temporary disruption in our ability to conduct business or process transactions, or incur damage to our reputation, if the third-party vendor fails to adequately maintain internal controls or institute necessary changes to systems. We may need to switch third-party service providers from time-to-time, which could result in disruption to our business processes, damage to our reputation and a breach of our data security measures. Such a disruption or breach of security may have a material adverse effect on our business. In addition, we may not be able to obtain or continue to obtain licenses and technologies from these third parties on reasonable terms or at all.

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

We May Be Adversely Impacted By The Transition From LIBOR As A Reference Rate.

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.

In particular, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fall-back language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.

We have a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

Changes in U.S. trade policies and other factors beyond our Company’s control, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition and results of operations.

There have been changes and discussions with respect to U.S. trade policies, legislation, treaties and tariffs, including trade policies and tariffs affecting other countries, including China, the European Union, Canada and Mexico and retaliatory tariffs by such countries. Tariffs and retaliatory tariffs have been imposed, and additional tariffs and retaliation tariffs have been proposed. Such tariffs, retaliatory tariffs or other trade restrictions on products and materials that our customers import or export, including among others, agricultural products, could cause the prices of our customers’ products to increase which could reduce demand for such products, or reduce our customer margins, and adversely impact their revenues, financial results and ability to service debt; which, in turn, could adversely affect our financial condition and results of operations. In addition, to the extent changes in the political environment have a negative impact on us or on the markets in which we operate our business, results of operations and financial condition could be materially and adversely impacted in the future. It remains unclear what the U.S. Administration or foreign governments will or will not do with respect to tariffs already imposed, additional tariffs that may be imposed, or international trade agreements and policies. On October 1, 2018, the United States, Canada and Mexico agreed to a new trade deal to replace the North American Free Trade Agreement, which was ratified by Mexico and the United States but remains subject to ratification by the Canadian parliament, which may or may not occur by the end of 2020. The full impact of this agreement on us, our customers and on the economic conditions in our markets is currently unknown. A trade war or other governmental action related to tariffs or international trade agreements or policies has the potential to negatively impact ours and/or our customers' costs, demand for our customers' products, and/or the U.S. economy or certain sectors thereof and, thus, adversely impact our business, financial condition and results of operations.

We are subject to risks associated with home equity products where we are in a second lien position that could materially adversely affect our performance.

Risks associated with home equity products where we are in a second lien position could materially adversely affect our performance. Home equity products, particularly those where we are in a second lien position, and particularly those in certain geographic areas, may carry a higher risk of non-collection than other loans. Home equity lending includes both home equity loans and lines of credit. Of our $121.1 million home equity portfolio at December 31, 2019, approximately $117.4 million were home equity lines of credit and $3.7 million were closed-end home equity loans (primarily originated as amortizing loans). This type of lending, which is secured by a first or second mortgage on the borrower's residence, allows customers to borrow against the equity in their home. Real estate market values at the time of origination directly affect the amount of credit extended, and, in addition, past and future changes in these values impact the depth of potential losses. Second lien position lending carries higher credit risk because any decrease in real estate pricing may result in the value of the collateral being insufficient to cover the second lien after the first lien position has been satisfied. As of December 31, 2019, approximately $68.8 million of our home equity lines and loans were in a second lien position.

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

The CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations prohibit discriminatory lending practices by financial institutions. The U.S. Department of Justice, federal banking agencies, and other federal agencies are responsible for enforcing these laws and regulations. A successful regulatory challenge to an institution’s compliance with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on product offerings. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Such actions could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

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

Our charter permits us to issue up to an aggregate of 25 million shares of common stock. As of December 31, 2019, 18,361,922 shares of our common stock were issued and outstanding, including 84,697 shares of restricted common stock that have yet to vest. Those shares outstanding do not include the potential issuance, as of December 31, 2019, of 271,202 shares of our common stock subject to issuance upon exercise of outstanding stock options under the Stock Incentive Plan, and 362,757 additional shares of our common stock that were reserved for issuance under the Stock Incentive Plan.  A future issuance of any new shares of our common stock would, and equity-related securities could, cause further dilution in the value of our outstanding shares of common stock.

Significant sales of our common stock by certain shareholders could affect the market value of our common stock.

On December 21, 2018, we filed a shelf registration statement (the “Shelf Registrations Statement”) with the SEC on Form S-3 registering 3,652,094 shares of our common stock held by certain of our long-time shareholders, representing about 20.7% of our total issued and outstanding common stock. The Shelf Registration Statement was declared effective by the SEC on March 28, 2019. Accordingly, these shares represent a significant number of our issued and outstanding shares of common stock, and, if sold in the market all at once or at about the same time, could depress the market price of our common stock and could further affect our ability to raise equity capital. Further, we cannot predict the size or the effect, if any, that sales of these shares, or the perception that such sales could occur, may have on the market price of our shares of common stock or our ability to raise additional capital through the sale of equity securities. Any significant sales of these shares could have a materially adverse impact on our affairs, assets, business, cash flows, condition (financial or otherwise), credit quality, financial performance, liquidity, short- and long-term performance goals, prospects and results of operations or the trading price of our common stock.

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

The rights of our common shareholders would likely be subordinate to the rights of the holders of any preferred stock that we may issue in the future.

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

We may take advantage of these provisions for up to five years, unless we earlier cease to be an emerging growth company, which would occur if our annual gross revenue exceeds $1.07 billion, if we issue more than $1.0 billion in non-convertible debt in a three-year period, or if the market value of our common stock held by non-affiliates exceeds $700.0 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. Investors may find our common stock less attractive if we rely on these reduced regulatory and reporting requirements, which may result in a less active trading market and increased volatility in our stock price.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our headquarters and main branch office is located at 1201 Demonbreun Street, Suite 700, Nashville, Tennessee 37203.   The following table summarizes pertinent details of our retail bank branch locations and mortgage origination offices as of March 6, 2020.

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

The Company leases certain premises and equipment under operating leases that expire at various dates, through 2032, and in most instances include options to renew or extend at market rates and terms.

ITEM 3.  LEGAL PROCEEDINGS

General

From time to time, the Company is party to legal actions that are routine and incidental to its business.  Given the nature, scope and complexity of the extensive legal and regulatory landscape applicable to the Company’s business, including laws and regulations governing consumer protection, fair lending, fair labor, privacy, information security and anti-money laundering and anti-terrorism laws, the Company, like all banking organizations, is subject to heightened legal and regulatory compliance and litigation risk.  However, based upon available information and in consultation with legal counsel, management does not expect the ultimate disposition of any or a combination of these actions to have a material adverse effect on the Company’s assets, business, cash flow, condition (financial or otherwise), liquidity, prospects, results of operations, or trading price of its common stock.

Litigation Against Gaylon M. Lawrence & The Lawrence Group

On October 31, 2017, CapStar filed a complaint, captioned CapStar Financial Holdings, Inc. v. Gaylon M. Lawrence & The Lawrence Group, Case No. 3:17-cv-01421, in the U.S. District Court for the Middle District of Tennessee, in connection with Mr. Lawrence and The Lawrence Group's acquisition of our common stock. The complaint alleges that defendants violated Section 13(d) of the Exchange Act by filing materially false and misleading Schedules 13D regarding defendants' acquisition of a minority stake (1,156,675 shares) of our common stock. It also alleged that defendants violated the Change in Bank Control Act, 12 U.S.C. § 1817(j) (the "CBCA"), by attempting to acquire control of CapStar without first receiving approval from the Federal Reserve, and also that defendants violated Tennessee Code Section 45-2-107 by controlling banks without having registered as a bank holding company.

By order dated December 18, 2017, the court granted our motion for expedited discovery, which is presently underway. Defendants have filed a motion to dismiss the action as well as a separate motion to stay.  The motion to stay was denied by the court on May 21, 2018.  On September 24, 2018, the court denied in part and granted in part defendants' motion to dismiss, permitting our claims that defendants violated Tennessee Code Section 45-2-107 under Section 13(d) of the Exchange Act to proceed.

Mr. Lawrence also filed an Interagency Notice of Change in Control pursuant to the CBCA with the Federal Reserve on October 30, 2017 ( the “Notice”), seeking permission to acquire up to 15% of the outstanding voting shares of our common stock. At the Federal Reserve's direction, on March 13, 2018, Mr. Lawrence requested that the Federal Reserve suspend processing of this Notice. On November 6, 2018, the Federal Reserve notified us that it has determined not to disapprove the Notice, subject to compliance by Mr. Lawrence and his affiliates with extensive representations and commitments set forth in correspondence between Mr. Lawrence and the Federal Reserve.  On November 19, 2019, Mr. Lawrence filed an amended Schedule 13D in which he asserted that the Federal Reserve’s determination not to disapprove his Notice has now expired, and in which Mr. Lawrence further stated that he “does not presently intend to file a new Interagency Notice of Change in Control with the [Federal Reserve].”

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

CapStar Financial’s common stock is traded on the Nasdaq Global Select Market under the symbol “CSTR” and has traded on that market since September 22, 2016.  Prior to that time, there was no established public trading market for our stock.  The following table shows the high and low sales price information for our common stock for each full quarter in 2019 and 2018 as reported on the Nasdaq Global Select Market.

	Price Per Share
	High	Low
2019:
First quarter	$17.33	$14.11
Second quarter	16.20	14.21
Third quarter	17.21	14.61
Fourth quarter	17.48	15.74
2018:
First quarter	$21.91	$17.36
Second quarter	20.87	17.39
Third quarter	19.98	15.88
Fourth quarter	17.40	13.51

As of March 5, 2020 there were approximately 2,545 holders of record of shares of our common stock.

The following table shows information related to the repurchase of shares of common stock by the Company during the three months ended December 31, 2019.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (2)	Maximum amount that may yet be purchased under the plan
October 1 - October 31	2,294	$16.56	—	$9.00 million
November 1 - November 30	221	16.91	—	$9.00 million
December 1 - December 31	2,808	17.08	—	$9.00 million
Total	5,323	$16.85	—	$9.00 million

(1)	Activity represents shares of common stock withheld to pay purchase price and taxes due upon vesting of restricted shares and exercise of stock options.

For information regarding securities authorized for issuance under the Company’s equity compensation plans, please see “Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters”.

(2)

On December 21, 2018, the board of directors approved the Company’s share repurchase program which authorized the Company to repurchase up to $8 million of shares of common stock (the “Repurchase Program”). On September 5, 2019, the Board approved an expansion of the Repurchase Program (the “Expanded Repurchase Program”). Under the Expanded Repurchase Program, the amount of common stock that the Company is authorized to repurchase has been increased from approximately $2.2 million to $11 million. The Expanded Share Repurchase Program will terminate on the date on which the Expanded Maximum Dollar Amount of Common Stock has been repurchased..

Stock Performance Graph

The following stock performance graph compares total shareholders return on our common stock for the period beginning at the close of trading on September 22, 2016 until December 31, 2019, with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Bank Index for the same period.  Cumulative total return is computed by dividing the difference between the share price of our common stock at the end and the beginning of the measurement period by the share price of our common stock at the beginning of the measurement period. The performance graph assumes $100 is invested on September 22, 2016 in shares of our common stock, the NASDAQ Composite Index and the NASDAQ Bank Index and that dividends are reinvested into additional shares of common stock at the same frequency with which dividends are paid on such shares during the applicable fiscal year.  Historical stock price performance is not necessarily indicative of future stock price performance.  The information in this paragraph and the following stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

	CapStar Financial Holdings, Inc. (CSTR)	NASDAQ Composite Index (IXIC)	NASDAQ Bank Index (BKX)
09/22/2016	$100	$100	$100
12/31/2016	138	104	129
12/31/2017	131	134	136
12/31/2018	93	131	113
12/31/2019	107	178	140

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

(dollars in thousands, except share amounts and per share data)	Amount per share	Total cash dividend
2018:
First quarter	—	—
Second quarter	—	—
Third quarter	0.04	514
Fourth quarter	0.04	730
2019:
First quarter	0.05	744
Second quarter	0.05	928
Third quarter	0.05	921
Fourth quarter	0.05	913

As of the date of this Report, only shares of our common stock are issued and outstanding.

Subject to the regulatory restrictions noted above and satisfactory financial results, the Company currently expects that comparable cash dividends will continue to be paid in the future. Our ability to pay dividends to our shareholders in the future will depend on regulatory restrictions and our liquidity and capital requirements, as well as our earnings and financial condition, the general economic climate, contractual restrictions, our ability to service any equity or debt obligations senior to our common stock and other factors deemed relevant by our board of directors.

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

ITEM 6.  SELECTED FINANCIAL DATA

(dollars in thousands, except per share data)	2019	2018	2017	2016	2015
Balance Sheet Data (at period end):
Total assets	$2,037,201	$1,963,883	$1,344,429	$1,333,675	$1,206,800
Total loans, net of unearned income	1,420,102	1,429,794	947,537	935,251	808,396
Allowance for loan losses	(12,604)	(12,113)	(13,721)	(11,634)	(10,132)
Investment securities	216,442	247,542	196,380	229,219	216,477
Goodwill and core deposit intangible	44,393	46,048	6,242	6,290	6,344
Total deposits	1,729,451	1,570,008	1,119,866	1,128,723	1,038,461
FHLB advances and securities sold under repurchase agreements	10,000	126,509	70,000	55,000	48,755
Shareholders' equity	273,046	254,379	146,946	139,207	108,586
Income Statement Data:
Interest income	$91,547	$67,781	$51,515	$45,395	$40,504
Interest expense	23,799	16,089	9,652	6,931	5,731
Net interest income	67,748	51,692	41,863	38,464	34,773
Provision for loan losses	761	2,842	12,870	2,829	1,651
Net interest income after provision for loan losses	66,987	48,850	28,993	35,635	33,122
Non-interest income	24,274	15,459	10,908	11,084	8,884
Non-interest expense	61,995	53,487	33,765	33,129	30,977
Net income before income tax expense	29,266	10,822	6,136	13,590	11,029
Income tax expense	6,844	1,167	4,635	4,493	3,470
Net income	22,422	9,655	1,501	9,097	7,559
Per Share Data:
Net income per share, basic	$1.25	$0.73	$0.13	$0.98	$0.89
Cash dividends declared per share of common and preferred stock	0.20	0.08	-	-	-
Weighted average shares - basic	17,886,164	13,277,614	11,280,580	9,328,236	8,538,970
Net income per share, diluted	$1.20	$0.67	$0.12	$0.81	$0.73
Weighted average shares - diluted	18,613,224	14,480,347	12,803,511	11,212,026	10,381,895
Book value per share of common stock	$14.87	$13.84	$11.91	$11.62	$10.74
Tangible book value per share of common stock (1)	12.45	11.25	11.37	11.06	10.00
Total shares of common stock outstanding	18,361,922	17,724,721	11,582,026	11,204,515	8,577,051
Total shares of preferred stock outstanding	-	878,049	878,049	878,049	1,609,756
Performance Ratios:
Return on average assets	1.12%	0.63%	0.11%	0.72%	0.66%
Return on average equity	8.49%	5.50%	1.05%	7.57%	7.08%
Net interest margin	3.64%	3.55%	3.25%	3.22%	3.24%
Non-interest income to average assets	1.21%	1.01%	0.80%	0.88%	0.78%
Efficiency ratio	67.37%	79.65%	63.98%	66.86%	70.96%
Asset Quality Data:
Allowance for loan losses to total loans	0.89%	0.85%	1.45%	1.24%	1.25%
Allowance for loan losses to non-performing loans	861.23%	582.84%	509.08%	321.42%	376.78%
Non-performing assets to total assets	0.12%	0.16%	0.20%	0.27%	0.24%
Net charge-offs to average loans	0.02%	0.39%	1.09%	0.15%	0.38%
Capital ratios (CapStar Financial Holdings, Inc.):
Total risk based capital	13.45%	12.84%	12.52%	12.60%	11.42%
Tier 1 risk based capital	12.73%	12.13%	11.41%	11.61%	10.41%
Common equity tier 1 capital	12.73%	11.61%	10.70%	10.90%	8.89%
Leverage	11.37%	11.06%	10.77%	10.46%	9.33%

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and our results of operations as of and for the years ended December 31, 2019, 2018 and 2017.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the Consolidated Financial Statements appearing under the caption “Part II., Item 8—Financial Statements, Supplementary Data and Financial Statement Schedules” in this Report.  The following discussion and analysis should be read together with our Consolidated Financial Statements, the notes to our Consolidated Financial Statements and the other financial information included elsewhere in this Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, estimates and assumptions that could cause actual results to differ materially from our current expectations. Factors that could cause such differences are discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this Report. We assume no obligation to update any of these forward-looking statements except to the extent required by applicable law.

The following discussion and analysis pertains to our historical results on a consolidated basis.  However, because we conduct all of our material business operations through our wholly-owned subsidiary, CapStar Bank, the following discussion and analysis relates to activities primarily conducted at the subsidiary level.

All dollar amounts in the tables in this section are in thousands of dollars, except per share data or when otherwise specifically noted.  Unless specifically noted in this Report, all references in this section to the fiscal years 2017, 2018 and 2019 mean our fiscal years ended December 31, 2017, 2018, and 2019, respectively.

Overview

We completed 2019 with net income of $22.4 million, or $1.20 diluted net income per share, compared to net income of $9.7 million, or $0.67 diluted net income per share, for 2018. Average loans for 2019 were $1.45 billion, a 27.9% increase over 2018, and average deposits for 2019 were $1.67 billion, a 34.2% increase over 2018. The comparability of our financial condition and performance has been impacted by our acquisition of Athens which we completed in 2018 and the passage of the Tax Cuts and Jobs Act in December 2017, in each case as discussed below.

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

Net interest income increased $16.0 million, or 31.1%, to $67.7 million for 2019 compared to $51.7 million for 2018. The positive effects of increased volumes and yields on earning assets were partially offset by the negative effects of increasing deposit costs. Net interest margin increased to 3.64% for 2019, compared with 3.55% for 2018.

Provision for loan losses was $0.8 million in 2019 compared to $2.8 million in 2018, a 73.2% decrease. This decrease was primarily the result of lower charge-offs, which were $0.8 million in 2019 compared to $5.0 million in 2018. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for the estimated probable inherent losses on outstanding loans.  Our allowance for loan losses at December 31, 2019 was 0.89% of total loans, compared with 0.85% of total loans at December 31, 2018.

Total noninterest income for 2019 increased $8.8 million, or 57.0%, to $24.3 million compared to $15.5 million for 2018, and comprised 21.0% of total revenues.

Total noninterest expense for 2019 increased $8.5 million, or 15.9%, to $62.0 million compared to $53.5 million for 2018. Our efficiency ratio for 2019 was 67.4% compared to 79.7% for 2018. The significant decrease in efficiency ratio for 2019 is primarily attributable to $9.8 million of merger related charges included in noninterest expense for 2018, compared to just $2.7 million in 2019.

The Company’s effective tax rate increased to 23.4% for 2019 from 10.8% for 2018. The higher effective tax rate in 2019 compared to 2018 is mainly the result of the nontaxable life insurance death benefit proceeds received in 2018 as well as a larger amount of excess tax benefits related to stock compensation in 2018.

Tangible common equity, a non-GAAP measure, is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. Our ratio of tangible common equity to total tangible assets was 11.47% as of December 31, 2019, compared with 10.39% at December 31, 2018. See “—Non-GAAP Financial Measures” for a discussion of and reconciliation to the most directly comparable U.S. GAAP measure.

The following sections provide more details on subjects presented in this overview.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 to our Consolidated Financial Statements for the year ended December 31, 2019, which are contained elsewhere in this Report. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may materially and adversely affect our reported results and financial position for the current period or future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are either based on quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Management evaluates our estimates and assumptions on an ongoing basis. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

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

Allowance for Loan Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting our allowance for loan losses include judgments about the credit-worthiness of borrowers, estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimating credit losses, and the impact of current events, conditions, and other factors impacting the level of inherent losses. Under different conditions or using different assumptions, the actual or estimated credit losses ultimately realized by us may be different from our estimates. In determining the allowance, we estimate losses on individual impaired loans and on groups of loans that are not impaired, where the probable loss can be identified and reasonably estimated. On a quarterly basis, we assess the risk inherent in our loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses, and the impacts of local, regional, and national economic factors on the quality of the loan portfolio. Based on this analysis, we may record a provision for loan losses in order to maintain the allowance at appropriate levels. For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see Note 1 to our Consolidated Financial Statements for the year ended December 31, 2019, which is included elsewhere in this Report.

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

Results of Operations

The following is a summary of our results of operations:

			2019-2018		2018-2017
	Year ended		Percent	Year ended	Percent
	December 31,		Increase	December 31,	Increase
	2019	2018	(Decrease)	2017	(Decrease)
Interest income	$91,547	$67,781	35.1%	$51,515	31.6%
Interest expense	23,799	16,089	47.9%	9,652	66.7%
Net interest income	67,748	51,692	31.1%	41,863	23.5%
Provision for loan losses	761	2,842	(73.2)%	12,870	(77.9)%
Net interest income after provision for loan losses	66,987	48,850	37.1%	28,993	68.5%
Noninterest income	24,274	15,459	57.0%	10,908	41.7%
Noninterest expense	61,995	53,487	15.9%	33,765	58.4%
Net income before income taxes	29,266	10,822	170.4%	6,136	76.4%
Income tax expense	6,844	1,167	486.5%	4,635	(74.8)%
Net income	$22,422	$9,655	132.2%	$1,501	543.2%

Basic net income per share of common stock	$1.25	$0.73	71.2%	$0.13	461.5%
Diluted net income per share of common stock	$1.20	$0.67	79.1%	$0.12	458.3%

Return on average assets was 1.12%, 0.63% and 0.11% for 2019, 2018 and 2017, respectively.

Return on average shareholders’ equity was 8.49%, 5.50% and 1.05% for 2019, 2018 and 2017, respectively.

The following sections provide a more detailed analysis of significant factors affecting our operating results.

Net Interest Income

The largest component of our net income is net interest income – the difference between the income earned on loans, investment securities and other interest earning assets and interest expense on deposit accounts and other interest bearing liabilities. Net interest income calculated on a tax-equivalent bais divided by total average interest-earning assets represents our net interest margin. The major factors that affect net interest income and net interest margin are changes in volumes, the yield on interest-earning assets and the cost of interest-bearing liabilities. Our margin can also be affected by economic conditions, the competitive environment, loan demand and deposit flow. Our ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and our net interest income.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the years ended December 31, 2019, 2018 and 2017:

	For the Year Ended December 31,
	2019			2018			2017
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$1,451,821	$78,557	5.41%	$1,134,836	$57,962	5.11%	$987,710	$43,531	4.41%
Loans held for sale	100,464	4,271	4.25%	58,250	2,789	4.79%	49,466	2,070	4.19%
Securities:
Taxable investment securities (2)	176,647	5,374	3.04%	166,287	4,755	2.86%	166,538	4,092	2.46%
Investment securities exempt from federal income tax (3)	52,392	1,438	3.47%	47,270	1,201	3.22%	52,153	1,230	3.63%
Total securities	229,039	6,812	3.14%	213,557	5,956	2.94%	218,691	5,322	2.74%
Cash balances in other banks	87,305	1,881	2.15%	54,454	1,011	1.85%	49,990	551	1.10%
Funds sold	752	26	3.52%	2,483	63	2.55%	2,518	41	1.63%
Total interest-earning assets	1,869,381	91,547	4.92%	1,463,580	67,781	4.65%	1,308,375	51,515	3.99%
Noninterest-earning assets	137,947			65,336			49,419
Total assets	$2,007,328			$1,528,916			$1,357,794
Interest-Bearing Liabilities
Interest bearing deposits:
Interest-bearing transaction accounts	$499,468	7,538	1.51%	$330,952	4,164	1.26%	$301,411	2,447	0.81%
Savings and money market deposits	494,587	7,266	1.47%	424,052	5,446	1.28%	378,640	3,188	0.84%
Time deposits	361,956	7,542	2.08%	227,760	3,940	1.73%	194,892	2,445	1.25%
Total interest-beraring deposits	1,356,011	22,346	1.65%	982,764	13,550	1.38%	874,943	8,080	0.92%
Borrowings and repurchase agreements	48,629	1,453	2.99%	99,450	2,539	2.55%	98,289	1,572	1.60%
Total interest-bearing liabilities	1,404,640	23,799	1.69%	1,082,214	16,089	1.49%	973,232	9,652	0.99%
Noninterest-bearing deposits	315,031			262,280			232,687
Total funding sources	1,719,671			1,344,494			1,205,919
Noninterest-bearing liabilities	23,533			8,736			8,473
Shareholders’ equity	264,124			175,686			143,402
Total liabilities and shareholders’ equity	$2,007,328			$1,528,916			$1,357,794
Net interest spread (4)			3.22%			3.17%			3.00%
Net interest income/margin (5)		$67,748	3.64%		$51,692	3.55%		$41,863	3.25%

(1)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)	Taxable investment securities include restricted equity securities.

(3)	Yields on tax exempt securities are shown on a tax equivalent basis.
(4)	Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.
(5)	Net interest margin is net interest income calculated on a tax equivalent basis divided by total average interest-earning assets.

The following table reflects, for the periods indicated, the changes in our net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities and the associated rates earned or paid on these assets and liabilities.

	2019 Compared to 2018			2018 Compared to 2017
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-Earning Assets
Loans	$16,190	$4,405	$20,595	$6,484	$7,947	$14,431
Loans held for sale	2,022	(540)	1,482	368	351	719
Securities:
Taxable investment securities	296	323	619	(6)	670	664
Investment securities exempt from federal income tax	165	72	237	(115)	85	(30)
Total securities	461	395	856	(121)	755	634
Cash Balances In Other Banks	609	261	870	49	410	459
Funds Sold	(44)	7	(37)	(1)	24	23
Total interest-earning assets	19,238	4,528	23,766	6,779	9,487	16,266

Interest Bearing Liabilities
Interest-bearing transaction accounts	2,120	1,254	3,374	240	1,477	1,717
Savings and money market deposits	906	914	1,820	382	1,876	2,258
Time deposits	2,321	1,281	3,602	412	1,084	1,496
Borrowings and repurchase agreements	(1,297)	211	(1,086)	19	947	966
Total interest-bearing liabilities	4,050	3,660	7,710	1,053	5,384	6,437
Net Interest Income	$15,188	$868	$16,056	$5,726	$4,103	$9,829

2019 compared to 2018

Our net interest income increased $16.1 million, or 31.1%, from 2018 to 2019 primarily due to increasing loan volumes and interest rates rising at a faster pace than interest bearing liabilities. Our net interest margin was 3.64% and 3.55% for 2019 and 2018, respectively.
For 2019 and 2018, average loan yields increased from 5.11% to 5.41% which was primarily driven by increases in short-term interest rate indexes affecting the variable rate portion of our loan portfolio, offset by competitive pricing pressures, as well as realizing a full year of additional interest income related to the acquisition of Athens, including additional interest income as a result of accretable yield. The full year average LIBOR – 1 month interest rate increased from 2.02% in 2018 to 2.23% in 2019.  Similarly, the full year average Bank Prime Loan Rate increased from 4.90% in 2018 to 5.28% in 2019. Approximately 55% of our loan portfolio at December 31, 2019 was variable in nature, a significant portion of which is indexed to 1 month LIBOR and the Bank Prime Loan Rate.

Average loans for 2019 increased 27.9% compared to 2018 as a result of the Athens acquisition, adding new bankers in the Nashville MSA and continued focus on attracting new clients.

Average security yields increased from 2.94% to 3.14% for 2018 and 2019, respectively, primarily due to increases in the LIBOR rate on the variable rate portion of our securities portfolio.  The resulting yield on average interest-earning assets increased 27 basis points for 2019 compared to 2018.

We funded our growth in loans through an increase in funding sources of 27.9% from 2018 to 2019. The primary driver of our increased funding sources was growth in our deposits of 34.2% from 2018 to 2019 which was largely driven by the Athens acquisition.  Average non-interest bearing deposits increased 20.1% from 2018 to 2019.

The average rate paid on interest-bearing liabilities was 1.69% for 2019 compared to 1.49% for 2018.  The majority of this increase was due to increases in the Fed Funds rate. The full year average Fed Funds rate increased from 1.83% in 2018 to 2.16% in 2019.

2018 compared to 2017

Our net interest income increased $9.8 million, or 23.5%, from 2017 to 2018 primarily due to increasing loan volumes and interest rates rising at a faster pace than interest bearing liabilities. Our net interest margin was 3.55% and 3.25% for 2018 and 2017, respectively.

For 2018 and 2017, average loan yields increased from 4.41% to 5.11% which was primarily driven by increases in short-term interest rate indexes affecting the variable rate portion of our loan portfolio, offset by competitive pricing pressures.  From December 31, 2017 to December 31, 2018, the LIBOR – 1 month interest rate increased from 1.56% to 2.50%.  Approximately 58% of our loan portfolio at December 31, 2018 was variable in nature and indexed to 1 month LIBOR.

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

We funded our growth in loans through an increase in funding sources of 11.5% from 2017 to 2018. The primary driver of our increased funding sources was growth in our deposits of 12.4% from 2017 to 2018 which was largely driven by the Athens acquisition.  Average non-interest bearing deposits increased 12.7% from 2017 to 2018.

The average rate paid on interest-bearing liabilities was 1.49% for 2018 compared to 0.99% for 2017.  The majority of this increase was due to increases in the Fed Funds rate. The Fed Funds rate increased from 1.33% at December 31, 2017 to 2.40% at December 31, 2018.  We passed along 50 basis points of the rate increase to our clients.

Provision for Loan losses

Our policy is to maintain an allowance for loan losses at a level sufficient to absorb estimated probable losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses, which is a charge to earnings, and is decreased by charge-offs and increased by loan recoveries. Our allowance for loan losses as a percentage of total loans was 0.89%, 0.85% and 1.45% at December 31, 2019, 2018 and 2017, respectively.

2019 compared to 2018

The provision for loan losses amounted to $0.8 million and $2.8 million for 2019 and 2018, respectively. Provision expense is impacted by the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs.

Provision expense decreased for 2019 compared to 2018 due to decreased charge-offs.  Charge-offs for 2019 were $0.8 million compared to $5.0 million for 2018.   Of the $5.0 million in charge offs during 2018, $4.6 million was attributable to a single borrower.

Our allowance for loan losses as a percentage of total loans increased from 0.85% at December 31, 2018 to 0.89% at December 31, 2019.  This increase was largely due to our assessment of risk generally related to macro-economic, geo-political conditions and asset quality. In addition, during 2019, we increased the look-back period, from which we calculate peer bank historical loss experience, from 37 to 41 quarters. Our look-back period is utilized to calculate peer historical loss experience, adjusted for current factors, to comprise the general component of the allowance for loan losses.  In the current economic environment, management believes the extension of the look-back period is necessary in order to capture sufficient loss observations to develop a reliable loss estimate of credit losses.  The extension of the historical look-back period to capture the historical loss experience of peer banks was applied to all classes and segments of our loan portfolio.

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at December 31, 2019. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate markets, or particular industry or borrower-specific conditions, which may materially and negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

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

Noninterest Income

In addition to net interest income, we generate recurring noninterest income. Our banking operations generate revenue from service charges and fees on deposit accounts. We have mortgage banking activities that generates revenue from originating and selling mortgages, the origination and sale of commercial real estate loans, and we have a revenue-sharing relationship with a registered broker-dealer, which generates wealth management fees. In addition to these types of recurring noninterest income, we own insurance on several key employees and record income on the increase in the cash surrender value of these policies.

The following table sets forth the principal components of noninterest income for the periods indicated.

			2019-2018		2018-2017
	Year Ended		Percent	Year Ended	Percent
	December 31,		Increase	December 31,	Increase
	2019	2018	(Decrease)	2017	(Decrease)
Noninterest income:
Treasury management and other deposit service charges	$3,135	$2,150	45.8%	$1,516	41.8%
Net gain (loss) on sale of securities	(99)	3	(3400.0)%	(66)	(104.5)%
Tri-Net fees	2,785	1,503	85.3%	1,002	50.0%
Mortgage banking income	9,467	5,653	67.5%	6,238	(9.4)%
Other noninterest income	8,986	6,150	46.1%	2,218	177.3%
Total noninterest income	$24,274	$15,459	57.0%	$10,908	41.7%

2019 compared to 2018

The increase in treasury management and other deposit service charges for 2019 was driven primarily by the incremental increase in transaction volume related to our acquisition of Athens, as well as growth in the volume of our commercial and consumer deposit accounts.

Tri-Net fees, implemented in the fourth quarter of 2016, is derived from the origination and sale of commercial real estate loans to third-party investors.  All of these loan sales transfer servicing rights to the buyer. The volume of loan sales has increased through continued to growth and development.

Mortgage banking income consists of mortgage fee income from the origination and sale of mortgage loans.  These mortgage fees are for loans originated in our markets that are subsequently sold to third-party investors.  Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes.  Mortgage banking income increased 67.5% from 2018 to 2019 primarily due to a significantly higher volume of originations. Additionally, during the second quarter of 2019, we implemented a hedging program for residential mortgage loans originated with the intent to sell.  In connection with this program, we elected the fair value option for this portfolio.  The fair value adjustments for applicable loans held for sale and related derivative instruments at December 31, 2019 resulted  in a $1.1 million increase to mortgage banking income for 2019 when compared to 2018.

Other noninterest income primarily consists of loan related fees, interchange income and wealth management income.  The increase of $2.8 million from 2018 to 2019 was primarily due to organic growth and our acquisition of Athens.

2018 compared to 2017

The increase in treasury management and other deposit service charges for 2018 and 2017 was driven primarily our acquisition of Athens and by transaction volume, which can fluctuate throughout and from year to year.  Growth in the volume of our commercial and consumer deposit accounts was the primary contributor to the increase.

Tri-Net fees has steadily increased since it was implemented.

Mortgage banking income decreased 9.4% from 2017 to 2018 due to a lower volume of originations.

The increase in other noninterest income of $3.9 million from 2017 to 2018 was primarily due to $2.0 million in non-taxable life insurance death benefit proceeds recognized in 2018 and our acquisition of Athens.

Noninterest Expense

Our total noninterest expense increase reflects expenses that we have incurred as we build the foundation to support our recent growth and enable us to execute our growth strategy. The following table presents the primary components of noninterest expense for the periods indicated.

			2019-2018		2018-2017
	Year Ended		Percent	Year Ended	Percent
	December 31,		Increase	December 31,	Increase
	2019	2018	(Decrease)	2017	(Decrease)
Noninterest expense:
Salaries and employee benefits	$35,542	$28,586	24.3%	$20,400	40.1%
Data processing and software	6,961	3,835	81.5%	2,786	37.7%
Professional fees	2,102	1,608	30.7%	1,522	5.7%
Occupancy	3,345	2,336	43.2%	2,025	15.4%
Equipment	3,723	2,471	50.7%	2,071	19.3%
Regulatory fees	591	1,028	(42.5)%	1,111	(7.5)%
Merger related expenses	2,654	9,803	100.0%	—	—
Amortization of intangibles	1,655	465	255.9%	48	868.8%
Other operating	5,422	3,355	61.6%	3,802	(11.8)%
Total noninterest expense	$61,995	$53,487	15.9%	$33,765	58.4%

2019 compared to 2018

The increase in salaries and employee benefits was driven primarily by the incremental increase in compensation costs related to our acquisition of Athens and 2019 being the first full year of Athens’ related compensation costs being recognized. At December 31, 2019, our associate base had slightly decreased to 289 compared to 295 at December 31, 2018.

Data processing and software expense increased from 2018 to 2019 primarily due to an increase in the volume of transactions from organic growth, costs associated with running dual systems related to our acquisition of Athens and insourcing certain IT related functions.  The Athens related systems conversion was successfully completed during the second quarter of 2019.

The increase in occupancy and equipment expense from 2018 to 2019 was largely attributable to increased depreciation and other facilities related expenses associated with our acquisition of Athens as well as the increasing cost of managing our IT network.

Amortization of intangibles increased from 2018 to 2019 due to the new core deposit intangible recorded in connection with the Athens acquisition.

Our efficiency ratio was 67.4% and 79.7% for 2019 and 2018, respectively.  The efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income and measures the amount of expense that is incurred to generate a dollar of revenue. As expected, the efficiency ratio improved in 2019 due to the majority of the non-recurring merger expenses incurred in 2018.

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

Our efficiency ratio was 79.7% and 64.0% for 2018 and 2017, respectively. The efficiency ratio was negatively impacted by merger expenses in 2018.

Income Taxes

2019 compared to 2018

We recorded income tax expense of $6.8 million and $1.2 million in 2019 and 2018, respectively. Our effective income tax rate for 2019 and 2018 was 23.4% and 10.8%, respectively. Our effective tax rate differs from the statutory tax rate by our investments in municipal securities, company owned life insurance, state tax credits, net of the effect of certain non-deductible expenses and the recognition of excess tax benefits related to stock compensation.  The higher effective tax rate in 2019 compared to 2018 is mainly the result of the nontaxable life insurance death benefit proceeds received in 2018 as well as a larger amount of excess tax benefits related to stock compensation in 2018.

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

Financial Condition

2019 compared to 2018

Total assets increased $73.3 million, or 3.7%, from December 31, 2018 to December 31, 2019. Loans decreased from $1.430 billion at December 31, 2018 to $1.420 billion at December 31, 2019, a 0.7% decrease. Loans held for sale increased $110.6 million, or 192.0%, during 2019 which is primarily related to transaction volume of selling residential and commercial real estate loans as a result of continued strong growth.  Securities decreased $31.1 million, or 12.6%.

Total liabilities increased $54.7 million, or 3.2%, from December 31, 2018 to December 31, 2019. Deposits increased from $1.570 billion at December 31, 2018 to $1.729 billion at December 31, 2019, a 10.2% increase. We paid down our Federal Home Loan Bank advances $115.0 million, or 92.0%, from December 31, 2018 to December 31, 2019 as we were able to rely more on deposit funding.

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

Our investment portfolio totaled $216.4 million, $247.5 million, and $196.4 million at December 31, 2019, 2018 and 2017, respectively. Excluding investment securities acquired in our acquisition of Athens, our investment portfolio has trended down over the past several years as we have redeployed these funds into higher-earning loans. See “Note 3 to our Consolidated Financial Statements” for additional information on our investment securities.

The following table presents the fair value of our securities as of December 31, 2019 by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the weighted average yields for each maturity range.

	Due in one year or less		Due in one year to five years		Due in five years to ten years		Due after ten years
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Securities available for sale:
U. S. government agency securities	$2,000	2.3%	$—	0.0%	$7,170	2.3%	$1,161	2.6%
State and municipal securities	6,898	3.6%	21,071	3.3%	17,796	4.1%	195	2.8%
Mortgage-backed securities	614	1.0%	87,949	2.6%	33,861	3.2%	16,255	2.8%
Asset-backed securities	—	0.0%	—	0.0%	3,197	2.6%	—
Other debt securities	1,010	5.2%	8,159	5.0%	5,793	4.3%	—
Total securities available for sale	$10,522	3.4%	$117,179	2.9%	$67,817	3.4%	$17,611	2.8%
Securities held to maturity:
State and municipal securities	$884	2.4%	$2,527	3.2%	$—	0.0%	$—	0.0%
Total securities held to maturity	$884	2.4%	$2,527	3.2%	$—	0.0%	$—	0.0%

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

The composition of gross loans and leases at December 31 for each of the past five years and the percentage of each classification to total loans are summarized as follows:

	December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate - owner occupied	$172,456	12.1%	$141,864	9.9%	$101,132	10.7%	$106,735	11.4%	$108,132	13.4%
Commercial real estate - non-owner occupied	387,443	27.3%	408,582	28.6%	249,490	26.3%	195,587	20.9%	143,065	17.7%
Consumer real estate	256,097	18.0%	253,562	17.7%	102,581	10.8%	97,015	10.4%	93,785	11.6%
Construction and land development	143,111	10.1%	174,670	12.2%	82,586	8.7%	94,491	10.1%	52,522	6.5%
Commercial and industrial	394,408	27.8%	404,600	28.3%	373,248	39.4%	379,620	40.6%	353,442	43.7%
Consumer	28,426	2.0%	25,615	1.8%	6,862	0.7%	5,974	0.6%	8,668	1.1%
Other	38,161	2.7%	20,901	1.5%	31,638	3.3%	55,829	6.0%	48,782	6.0%
Total gross loans and leases	$1,420,102	100.0%	$1,429,794	100.0%	$947,537	100.0%	$935,251	100.0%	$808,396	100.0%

Over the past five years, we have experienced significant growth in our loan portfolio. During 2015 and continuing through 2019, we recognized growth in the commercial real estate loan classifications reflecting the development of the Target Market in which we operate.  The acquisition of Athens increased all loan classifications and provided further diversity in our loan portfolio through more consumer oriented loan products.

Our primary focus has been on commercial and industrial and commercial real estate lending, which constituted 56% of our loan portfolio as of December 31, 2019. Although we expect continued growth with respect to our loan portfolio, we do not expect any significant changes over the foreseeable future in the composition of our loan portfolio or in our emphasis on commercial lending. Our loan growth since inception has been reflective of the Target Market in which we serve. The commercial real estate category includes owner-occupied commercial real estate loans which are similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the affiliated business rather than on the valuation and cash flows of the real estate from unaffiliated tenants. Since 2009, our commercial and industrial and commercial real estate portfolios have continued to experience strong growth, primarily due to implementation of our relationship-based banking model and the success of our relationship managers in transitioning commercial banking relationships from other local financial institutions and in competing for new business from attractive small to mid-sized commercial clients. Many of our larger commercial clients have lengthy relationships with members of our senior management team or our relationship managers that date back to their employment by other financial institutions.

The repayment of loans is a source of additional liquidity for us. The following table details maturities and sensitivity to interest rate changes for our loan portfolio at December 31, 2019.

	December 31, 2019
	Due in 1 year or less	Due in 1-5 years	Due after 5 years	Total
Commercial real estate	$47,648	$361,295	$150,956	$559,899
Consumer real estate	12,443	36,332	207,322	256,097
Construction and land development	37,175	64,182	41,754	143,111
Commercial and industrial	113,032	233,402	47,974	394,408
Consumer	10,856	17,074	496	28,426
Other	5,343	25,553	7,265	38,161
Total gross loans	$226,497	$737,838	$455,767	$1,420,102

Interest rate sensitivity
Fixed interest rates	39,789	408,017	186,967	634,773
Floating or adjustable interest rates	186,708	329,821	268,800	785,329
Total gross loans	$226,497	$737,838	$455,767	$1,420,102

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

Non-Performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows.

	December 31,
	2019	2018	2017	2016	2015
Non-accrual loans	$1,464	$2,078	$2,695	$3,619	$2,689
Troubled debt restructurings	2,717	1,391	1,206	1,272	125
Loans past due greater than 89 days and still accruing	38	214	231	—	—
Non-performing loans	1,464	2,078	2,695	3,619	2,689
Foreclosed real estate	1,044	988	—	—	216
Non-performing assets	$2,508	$3,066	$2,695	$3,619	$2,905
Non-performing loans as a percentage of total loans	0.10%	0.15%	0.28%	0.39%	0.33%
Non-performing assets as a percentage of total assets	0.12%	0.16%	0.20%	0.27%	0.24%

The balance of non-performing assets can fluctuate due to changes in economic conditions. We have established a policy to discontinue accruing interest on loans (that is, place the loans on non-accrual status) after they have become 90 days delinquent as to payment of principal or interest, unless the loans are considered to be well-collateralized and are in the process of collection. Consumer loans and any accrued interest are typically charged off no later than 180 days past due. In addition, a loan will not be placed on non-accrual status before it becomes 90 days delinquent unless management believes that the collection of all principal and interest is not expected in a timely manner. Interest previously accrued but uncollected on such loans is reversed and charged against interest income when the receivable is determined to be uncollectible. If we believe that a loan will not be collected in full, we will increase the allowance for loan losses to reflect management’s estimate of any potential exposure or loss. Generally, payments received on non-accrual loans are applied directly to principal. As of December 31, 2019, there were not any loans, outside of those included in the table above, that cause management to have serious doubts as to the ability of borrowers to comply with present repayment terms.

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

The following table presents a summary of changes in the allowance for loan losses for the periods and dates indicated.

	Year ended December 31,
	2019	2018	2017	2016	2015
Total loans outstanding, net of unearned income	$1,420,102	$1,429,794	$947,537	$935,251	$808,396
Average loans outstanding, net of unearned income	1,451,821	1,134,836	987,710	888,541	744,151

Allowance for loan and lease losses at beginning of period	12,113	13,721	11,634	10,132	11,282
Charge-offs:
Commercial real estate	—	—	—	350	—
Consumer real estate	39	—	—	—	173
Construction and land development	—	—	—	—	—
Commercial and industrial	455	4,831	12,769	956	3,033
Consumer	164	84	—	146	—
Other	140	39	—	—	—
Total charge-offs	798	4,954	12,769	1,452	3,206
Recoveries:
Commercial real estate	23	22	9	52	31
Consumer real estate	20	4	—	—	68
Construction and land development	—	—	—	—	—
Commercial and industrial	380	395	1,865	23	299
Consumer	82	75	112	50	7
Other	23	8	—	—	—
Total recoveries	528	504	1,986	125	405
Net charge-offs	270	4,450	10,783	1,327	2,801
Provision for loan and lease losses	761	2,842	12,870	2,829	1,651
Allowance for loan and lease losses at period end	$12,604	$12,113	$13,721	$11,634	$10,132
Allowance for loan and lease losses to period end loans	0.89%	0.85%	1.45%	1.24%	1.25%
Net charge-offs to average loans	0.02%	0.39%	1.09%	0.15%	0.38%

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

	December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016		December 31, 2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$3,599	28.6%	$3,309	27.3%	$3,324	24.2%	$2,655	22.8%	$2,879	28.4%
Consumer real estate	1,231	9.8%	1,005	8.3%	1,063	7.7%	1,013	8.7%	968	9.6%
Construction and land development	2,058	16.3%	2,431	20.1%	1,628	11.9%	1,574	13.5%	914	9.0%
Commercial and industrial	5,074	40.3%	5,036	41.6%	7,209	52.5%	5,618	48.3%	4,693	46.3%
Consumer	222	1.8%	105	0.9%	91	0.7%	76	0.7%	103	1.0%
Other	420	3.3%	227	1.9%	406	3.0%	698	6.0%	575	5.7%
Total allowance for loan and lease losses	$12,604	100.0%	$12,113	100.0%	$13,721	100.0%	$11,634	100.0%	$10,132	100.0%

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

	Year ended December 31,
	2019		2018		2017
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Types of Deposits:
Noninterest-bearing demand deposits	$315,031	0.00%	$262,280	0.00%	$232,687	0.00%
Interest-bearing demand deposits	499,468	1.51%	330,952	1.26%	301,411	0.81%
Money market accounts	444,685	1.62%	409,055	1.33%	375,688	0.85%
Savings accounts	49,902	0.08%	14,997	0.09%	2,952	0.15%
Time deposits, $100,000 and over	267,509	2.21%	177,366	1.76%	155,788	1.13%
Time deposits, less than $100,000	94,447	1.72%	50,395	1.63%	39,104	1.76%
Total deposits	$1,671,042	1.34%	$1,245,045	1.09%	$1,107,630	0.73%

Total average deposits increased 34.2% in 2019 compared to 2018 and increased 12.4% in 2018 compared to 2017.  Much of the growth in deposits in 2018 is related to our acquisition of Athens.  However, we have been able to increase average noninterest-bearing demand deposits each year as we focus on building and expanding client relationships. The Target Market is a competitive market for deposits and we experienced some run-off in rate sensitive deposits during 2018 and 2019.

The following table presents the maturities of our certificates of deposit as of December 31, 2019.

	December 31, 2019
	Three months or less	Over three through six months	Over six through twelve months	Over twelve months	Total
$100,000 or more	$64,132	$34,462	$76,885	$54,543	$230,022
Less than $100,000	14,728	11,410	20,546	26,746	73,430
Total	$78,860	$45,872	$97,431	$81,289	$303,452

Capital Adequacy

As of December 31, 2019, CapStar Financial’s capital ratios were as follows.

	Well Capitalized Guidelines	December 31, 2019
Total risk-based capital	10.0%	13.5%
Tier 1 risk-based capital	8.0%	12.7%
Common equity tier 1 capital	6.5%	12.7%
Tier 1 leverage	5.0%	11.4%

See Note 15 to the “Notes to Consolidated Financial Statements” for additional information related to our capital position.

Market and Liquidity Risk Management

Our objective is to manage assets and liabilities to provide a satisfactory, consistent level of profitability within the framework of our established liquidity, loan, investment, borrowing, and capital policies. Our ALCO is charged with the responsibility of monitoring these policies, which are designed to ensure an acceptable composition of asset/liability mix. Two critical areas of focus for ALCO are interest rate sensitivity and liquidity risk management.

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

We use earnings at risk, or EAR, simulations to assess the impact of changing rates on earnings under a variety of scenarios and time horizons. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments.  These simulations utilize both instantaneous and parallel changes in the level of interest rates, as well as non-parallel changes such as changing slopes and twists of the yield curve.  Static simulation models are based on current exposures and assume a constant balance sheet with no new growth.  Dynamic simulation models are also utilized that rely on detailed assumptions regarding changes in existing products, new business, and changes in management and client behavior.  By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time. The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.

At December 31, 2019, our EAR static simulation results indicated that our balance sheet is asset sensitive to parallel shifts in interest rates. This indicates that our assets generally reprice faster than our liabilities, which results in a favorable impact to net interest income when market interest rates increase and an unfavorable impact to net interest income when market interest rates decline. Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity and decay rates, and key rate drivers. Because of the inherent use of these estimates and assumptions in the model, our actual results may, and most likely will, differ from our static EAR results. In addition, static EAR results do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates or client behavior. For example, as part of our asset/liability management strategy, management has the ability to increase asset duration and/or decrease liability duration in order to reduce asset sensitivity, or to decrease asset duration and/or increase liability duration in order to increase asset sensitivity.

The following table illustrates the results of our EAR analysis to determine the extent to which our net interest income over the next 12 months would change if prevailing interest rates increased or decreased by the specified amounts.

Net interest income change
Increase 200bp	1.9%
Increase 100bp	1.0
Decrease 100bp	(4.1)
Decrease 200bp	(8.3)

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

Our most liquid assets are comprised of cash and due from banks, available-for-sale marketable investment securities and federal funds sold. The fair value of the available-for-sale investment portfolio was $213.1 million at December 31, 2019. We pledge portions of our investment securities portfolio to secure public fund deposits, derivative positions and Federal Home Loan Bank (“FHLB”) advances. At December 31, 2019, total investment securities pledged for these purposes comprised 32% of the estimated fair value of the entire investment portfolio, leaving $146.2 million of unpledged securities.

We have a large base of non-maturity customer deposits, defined as demand, savings, and money market deposit accounts. At December 31, 2019, such deposits totaled $1.4 billion and represented 82% of our total deposits.

Other sources of funds available to meet daily needs include FHLB advances. As a member of the FHLB of Cincinnati, the Company has access to credit products offered by the FHLB. The Company views these borrowings as a low cost alternative to other time deposits. At December 31, 2019, available credit from the FHLB totaled $201.4 million. Additionally, we had available federal funds purchased lines with correspondent banks totaling $107.5 million at December 31, 2019.

The principal source of cash for CapStar Financial is dividends paid to it as the sole shareholder of the Bank. At December 31, 2019, the Bank was able to pay up to $35.8 million in dividends to CapStar Financial without regulatory approval subject to the ongoing capital requirements of the Bank.

Accordingly, management believes that our funding sources are at sufficient levels to satisfy our short-term and long-term liquidity needs.

Contractual Obligations

The following table presents additional information about contractual obligations as of December 31, 2019, which by their terms have contractual maturity and termination dates subsequent to December 31, 2019.

Contractual Obligations:	Due in 1 year or less	Due after 1 through 3 years	Due after 3 through 5 years	Due after 5 years	Total
FHLB advances	$10,000	$—	$—	$—	$10,000
Certificates of deposits $100,000 or more	175,479	47,382	6,560	601	230,022
Certificates of deposits less than $100,000	46,684	21,950	4,784	12	73,430
Lease liabilities	1,562	3,066	2,555	7,710	14,893
Total	$233,725	$72,398	$13,899	$8,323	$328,345

Borrowings

The following table outlines our sources of short-term borrowed funds during the year ended December 31, 2019, and the amount outstanding at the end of each period, the maximum amount, average amount and average interest rate that we paid for each borrowing source during the period. The maximum month end balance represents the high indebtedness of borrowed funds at any time during each of the periods shown.  Stated period end rates are contractual rates.

	As of or for the year ended December 31, 2019
				Average for the period
	Ending balance	Stated period end rate	Maximum month end balance	Balance	Rate
Short-term borrowed funds:
Short-term FHLB advances	$10,000	2.05%	$170,000	$49,000	2.45%

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

Our off-balance sheet arrangements are summarized in the following table for the periods indicated.

	Contract or notional amount
	December 31, 2019	December 31, 2018	December 31, 2017
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$672,933	$707,675	$584,494
Standby letters of credit	9,634	12,273	11,552
Total	$682,567	$719,948	$596,046

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

	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016	December 31, 2015
Total equity	$273,046	$254,379	$146,946	$139,207	$108,586
Less core deposit intangible	(6,883)	(8,538)	(23)	(71)	(125)
Less goodwill	(37,510)	(37,510)	(6,219)	(6,219)	(6,219)
Less preferred equity	—	(9,000)	(9,000)	(9,000)	(16,500)
Tangible common equity	$228,653	$199,331	$131,704	$123,917	$85,742

Total assets	$2,037,201	$1,963,883	$1,344,429	$1,333,675	$1,206,800
Less core deposit intangible	(6,883)	(8,538)	(23)	(71)	(125)
Less goodwill	(37,510)	(37,510)	(6,219)	(6,219)	(6,219)
Total tangible assets	$1,992,808	$1,917,835	$1,338,187	$1,327,385	$1,200,456

Total shareholders' equity to total assets	13.40%	12.95%	10.93%	10.44%	9.00%
Tangible common equity ratio	11.47%	10.39%	9.84%	9.34%	7.14%
Total shares of common stock outstanding	18,361,922	17,724,721	11,582,026	11,204,515	8,577,051
Book value per share of common stock	$14.87	$13.84	$11.91	$11.62	$10.74
Tangible book value per share of common stock	12.45	11.25	11.37	11.06	10.00

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

ITEM 8.  FINANCIAL STATEMENTS, SUPPLEMENTARY DATA AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CapStar Financial Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CapStar Financial Holdings, Inc. and its subsidiary (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes to the consolidated financial statements and schedules (collectively, the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Franklin, Tennessee

March 6, 2020

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	December 31, 2019	December 31, 2018
Assets
Cash and due from banks	$17,726	$17,967
Interest-bearing deposits in financial institutions	83,368	76,714
Federal funds sold	175	10,762
Total cash and cash equivalents	101,269	105,443
Securities available-for-sale, at fair value	213,129	243,808
Securities held-to-maturity, fair value of $3,411 and $3,785 at December 31, 2019 and 2018, respectively	3,313	3,734
Loans held for sale (includes $30,740 and $0 measured at fair value at December 31, 2019 and 2018, respectively)	168,222	57,618
Loans	1,420,102	1,429,794
Less allowance for loan losses	(12,604)	(12,113)
Loans, net	1,407,498	1,417,681
Premises and equipment, net	19,184	18,821
Restricted equity securities	13,689	12,038
Accrued interest receivable	5,792	5,964
Goodwill	37,510	37,510
Core deposit intangible, net	6,883	8,538
Other real estate owned, net	1,044	988
Other assets	59,668	51,740
Total assets	$2,037,201	$1,963,883
Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$312,096	$289,552
Interest-bearing	607,211	434,921
Savings and money market accounts	506,692	497,108
Time	303,452	348,427
Total deposits	1,729,451	1,570,008
Federal Home Loan Bank advances	10,000	125,000
Other liabilities	24,704	14,496
Total liabilities	1,764,155	1,709,504
Shareholders’ equity:
Series A Nonvoting Noncumulative Perpetual Convertible Preferred Stock, $1 par value; 5,000,000 shares authorized; 0 and 878,048 shares issued and outstanding at December 31, 2019 and 2018, respectively	—	878
Common stock, voting, $1 par value; 20,000,000 shares authorized; 18,361,922 and 17,592,160 shares issued and outstanding at December 31, 2019 and 2018, respectively	18,362	17,592
Common stock, nonvoting, $1 par value; 5,000,000 shares authorized; 0 and 132,561 shares issued and outstanding at December 31, 2019 and 2018, respectively	—	133
Additional paid-in capital	207,083	211,789
Retained earnings	46,218	27,303
Accumulated other comprehensive loss, net of income tax	1,383	(3,316)
Total shareholders’ equity	273,046	254,379
Total liabilities and shareholders’ equity	$2,037,201	$1,963,883

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Statements of Income

(Dollars in thousands, except share data)

	Year Ended December 31,
	2019	2018	2017
Interest income:
Loans, including fees	$82,828	$60,751	$45,601
Securities:
Taxable	4,619	4,184	3,696
Tax-exempt	1,438	1,201	1,230
Federal funds sold	26	63	41
Restricted equity securities	755	571	396
Interest-bearing deposits in financial institutions	1,881	1,011	551
Total interest income	91,547	67,781	51,515
Interest expense:
Interest-bearing deposits	7,538	4,164	2,447
Savings and money market accounts	7,266	5,446	3,188
Time deposits	7,542	3,940	2,445
Federal funds purchased	4	3	13
Securities sold under agreements to repurchase	5	3	—
Federal Home Loan Bank advances	1,444	2,533	1,559
Total interest expense	23,799	16,089	9,652
Net interest income	67,748	51,692	41,863
Provision for loan losses	761	2,842	12,870
Net interest income after provision for loan losses	66,987	48,850	28,993
Noninterest income:
Treasury management and other deposit service charges	3,135	2,150	1,516
Net gain (loss) on sale of securities	(99)	3	(66)
Tri-Net fees, net	2,785	1,503	1,002
Mortgage banking income	9,467	5,653	6,238
Other noninterest income	8,986	6,150	2,218
Total noninterest income	24,274	15,459	10,908
Noninterest expense:
Salaries and employee benefits	35,542	28,586	20,400
Data processing and software	6,961	3,835	2,786
Professional fees	2,102	1,608	1,522
Occupancy	3,345	2,336	2,025
Equipment	3,723	2,471	2,071
Regulatory fees	591	1,028	1,111
Merger related expenses	2,654	9,803	—
Amortization of intangibles	1,655	465	48
Other operating	5,422	3,355	3,802
Total noninterest expense	61,995	53,487	33,765
Income before income taxes	29,266	10,822	6,136
Income tax expense	6,844	1,167	4,635
Net income	$22,422	$9,655	$1,501
Per share information:
Basic net income per share of common stock	$1.25	$0.73	$0.13
Diluted net income per share of common stock	$1.20	$0.67	$0.12
Weighted average shares outstanding:
Basic	17,886,164	13,277,614	11,280,580
Diluted	18,613,224	14,480,347	12,803,511

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$22,422	$9,655	$1,501
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	6,321	(2,491)	4,855
Reclassification adjustment for losses (gains) included in net income	99	(3)	66
Tax effect	(1,678)	652	(1,884)
Net of tax	4,742	(1,842)	3,037
Unrealized losses on securities transferred to held-to-maturity:
Reclassification adjustment for losses included in net income	—	14	190
Tax effect	—	(4)	(73)
Net of tax	—	10	117
Unrealized (losses) gains on cash flow hedges:
Unrealized holding (losses) gains arising during the period	(702)	263	(72)
Reclassification adjustment for losses included in net income	878	920	863
Tax effect	(219)	(140)	(62)
Net of tax	(43)	1,043	729
Other comprehensive income (loss)	4,699	(789)	3,883
Comprehensive income	$27,121	$8,866	$5,384

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except share data)

	Preferred	Common stock, voting		Common stock, nonvoting		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	stock	Shares	Amount	Shares	Amount	capital	earnings	loss	equity
Balance December 31, 2016	$878	11,204,515	$11,205	—	$—	$116,143	$17,132	$(6,151)	$139,207
Net issuance of restricted common stock	—	35,714	36	—	—	(280)	—	—	(244)
Stock-based compensation expense	—	—	—	—	—	1,061	—	—	1,061
Excess tax benefit from stock compensation	—	154,050	154	—	—	857	—	—	1,011
Net exercise of common stock options	—	55,186	55	132,561	133	339	—	—	527
Reclassification of accumulated other comprehensive income due to tax rate change	—	—	—	—	—	—	259	(259)	—
Net income	—	—	—	—	—	—	1,501	—	1,501
Other comprehensive income	—	—	—	—	—	—	—	3,883	3,883
Balance December 31, 2017	$878	11,449,465	$11,450	132,561	$133	$118,120	$18,892	$(2,527)	$146,946
Net issuance of restricted common stock	—	107,640	107	—	—	(552)	—	—	(445)
Stock-based compensation expense	—	—	—	—	—	2,079	—	—	2,079
Net exercise of common stock options	—	666,964	667	—	—	2,986	—	—	3,653
Exercise of common stock warrants	—	186,175	186	—	—	1,420	—	—	1,606
Issuance of common stock in conjunction with Athens acquisition, net of issuance costs	—	5,181,916	5,182	—	—	87,736	—	—	92,918
Common and preferred stock dividends declared ($0.04 per share)	—	—	—	—	—	—	(1,244)	—	(1,244)
Net income	—	—	—	—	—	—	9,655	—	9,655
Other comprehensive loss	—	—	—	—	—	—	—	(789)	(789)
Balance December 31, 2018	$878	17,592,160	$17,592	132,561	$133	$211,789	$27,303	$(3,316)	$254,379
Net issuance of restricted common stock	—	(8,721)	(9)	—	—	(295)	—	—	(304)
Stock-based compensation expense	—	—	—	—	—	1,262	—	—	1,262
Net exercise of common stock options	—	272,660	273	—	—	1,658	—	—	1,931
Conversion of preferred stock to common stock	(878)	878,048	878	—	—	—	—	—	—
Conversion of non-voting common stock to common stock	—	132,561	133	(132,561)	(133)	—	—	—	—
Repurchase of common stock	—	(504,786)	(505)	—	—	(7,331)	—	—	(7,836)
Common and preferred stock dividends declared ($0.05 per share)	—	—	—	—	—	—	(3,507)	—	(3,507)
Net income	—	—	—	—	—	—	22,422	—	22,422
Other comprehensive income	—	—	—	—	—	—	—	4,699	4,699
Balance December 31, 2019	$—	18,361,922	$18,362	—	$—	$207,083	$46,218	$1,383	$273,046

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income	$22,422	$9,655	$1,501
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	761	2,842	12,870
Accretion of discounts on acquired loans and deferred fees	(3,737)	(2,978)	(1,533)
Depreciation and amortization	2,883	1,028	450
Net amortization of premiums on investment securities	807	1,007	1,259
Net loss (gain) on sale of securities	99	(3)	66
Mortgage banking income	(9,467)	(5,653)	(6,238)
Tri-Net fees	(2,785)	(1,503)	(1,002)
Net gain on sale of loans	(803)	(248)	(113)
Net loss on disposal of premises and equipment	—	—	137
Net gain on sale of other real estate owned	(3)	—	—
Stock-based compensation	1,262	2,079	1,061
Deferred income tax expense	2,585	1,175	4,385
Origination of loans held for sale	(824,021)	(516,341)	(565,372)
Proceeds from loans held for sale	725,669	540,448	540,123
Cash payments arising from operating leases	(1,786)	—	—
Net (increase) decrease in accrued interest receivable and other assets	(10,461)	1,395	(1,760)
Net increase (decrease) in accrued interest payable and other liabilities	11,887	682	(2,448)
Net cash provided by (used in) operating activities	(84,688)	33,585	(16,614)
Cash flows from investing activities:
Activities in securities available-for-sale:
Purchases	(59,473)	(44,787)	(30,525)
Sales	68,068	38,322	46,762
Maturities, prepayments and calls	27,624	19,245	18,828
Activities in securities held-to-maturity:
Maturities, prepayments and calls	395	—	1,560
Purchase of restricted equity securities	(1,651)	(12)	(2,774)
Net increase (decrease) in loans	13,782	(139,124)	(20,916)
Purchase of premises and equipment	(1,582)	(4,244)	(1,075)
Proceeds from sale of other real estate owned	127	—	—
Proceeds from sale of premises and equipment	—	—	3
Proceeds from BOLI death benefit	—	3,416	—
Cash received from acquisitions, net	—	12,053	—
Net cash provided by (used in) investing activities	47,290	(115,131)	11,863
Cash flows from financing activities:
Net increase (decrease) in deposits	159,443	45,622	(8,857)
Proceeds from Federal Home Loan Bank advances	75,000	125,000	135,000
Payments on Federal Home Loan Bank advances	(190,000)	(70,000)	(120,000)
Repurchase of common stock	(7,836)	—	—
Exercise of common stock options and warrants, net of repurchase of restricted shares	1,627	4,814	1,294
Termination of interest rate swap agreement	(1,503)	—	—
Common and preferred stock dividends paid	(3,507)	(1,244)	—
Net cash provided by financing activities	33,224	104,192	7,437
Net increase (decrease) in cash and cash equivalents	(4,174)	22,646	2,686
Cash and cash equivalents at beginning of period	105,443	82,797	80,111
Cash and cash equivalents at end of period	$101,269	$105,443	$82,797
Supplemental disclosures of cash paid:
Interest paid	$24,216	$15,378	$9,540
Income taxes	716	1,716	1,047
Supplemental disclosures of noncash transactions:
Transfer of loans to other real estate	$180	$—	$—
Loans charged off to the allowance for loan and lease losses	$798	$4,954	$12,769
Conversion of preferred stock and non-voting common stock	$1,011	$—	$—
Lease liabilities arising from obtaining right-of-use assets	$13,512	$—	$—
Securities transferred from held-to-maturity to available-for-sale	$—	$—	$41,665
Loans transferred from held-for-sale to held-for-investment	$—	$—	$507

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements as of December 31, 2019 and 2018 and for each of the three years in the period ended December 31, 2019 include CapStar Financial Holdings, Inc. and it’s wholly owned subsidiary, CapStar Bank (the “Bank”, together referred to as the “Company”). Significant intercompany transactions and accounts are eliminated in consolidation.  On February 5, 2016, CapStar Financial Holdings, Inc. acquired all of the Bank’s issued and outstanding shares of common stock, preferred stock, common stock options and warrants, and the Bank became the wholly owned subsidiary of CapStar Financial Holdings, Inc. (the “Share Exchange”).

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

Securities Held-to-Maturity - Debt securities are classified as held to maturity securities when the Bank has the positive intent and ability to hold the securities to maturity.  Securities held to maturity are carried at amortized cost.

Trading Securities - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. No securities have been classified as trading securities.

Securities Available-for-Sale - Debt securities not classified as either held to maturity securities or trading securities are classified as available for sale securities. Securities available for sale are carried at estimated fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity in other comprehensive income (loss).

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

Loans Held For Sale and Fair Value Option

The Company classifies loans as loans held for sale when originated with the intent to sell. As of April 1, 2019, the Company elected the fair value option for all residential mortgage loans originated with the intent to sell. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.  The Company has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments. The fair value of residential mortgage loans originated with the intent to sell is based on traded market prices of similar assets. Other loans held for sale that are recorded at lower of cost or fair value may be carried at fair value on a nonrecurring basis when the fair value is less than cost. For further information, see Note 24 - Fair Value.  The Company does not securitize mortgage loans.  If the Company sells loans with servicing rights retained, the carrying value of the mortgage loan sold is reduced by the amount allocated to the servicing right.   Fair values of residential mortgage loans held for sale are based on traded market prices of similar assets. The changes in fair value are recorded as a component of mortgage banking income and included gains of $0.6 million for the year ended December 31, 2019. There were no loans held for sale recorded at fair value as of December 31, 2018. The following table summarizes the difference between the fair value and the aggregate unpaid principal balance for residential real estate loans held for sale as of December 31, 2019 (dollars in thousands):

	Fair Value	Aggregate Unpaid Principal Balance	Difference
December 31, 2019
Residential mortgage loans held for sale	$30,740	$30,178	$562

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Tri-Net Fees

Tri-Net fees are derived from the origination, with the intent to sell, commercial real estate loans to third-party investors.  All of these loan sales transfer servicing rights to the buyer.  Realized gains and losses are recognized when legal title of the loan has transferred to the investor and sales proceeds have been received and are reflected in the accompanying statements of income in Tri-Net fees, net of related costs such as commission expenses.  Loans that have not been sold at period end are classified as held for sale on the balance sheet and recorded at the lower of aggregate cost or fair value.  Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

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

The Company utilized a 33 quarter look-back period as of December 31, 2017. Subsequently, the Company increased its look-back period for a total of 37 quarters and 41 quarters as of December 31, 2018 and 2019, respectively. In the current economic environment, management believes the extension of the look-back period was necessary in order to capture sufficient loss observations to develop a reliable loss estimate of credit losses.  This extension of the historical look-back period to capture the historical loss experience of peer banks was applied to all classes and segments of our loan portfolio.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount.  Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type.  Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported with other noninterest income on the income statement and the associated asset is included in other assets on the Consolidated Balance Sheet. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income, which is reported on the income statement within other noninterest income, is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned.  The amortization of mortgage servicing rights is netted against loan servicing fee income.  Net servicing fees totaled $340,000 and $102,000 for the years ended December 31, 2019 and 2018, respectively.  There were no servicing fees for the year ended December 31, 2017.  Late fees and ancillary fees related to loan servicing are not material.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed principally by the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized by the straight-line method based on the shorter of the asset lives or the expected lease terms. Useful lives for premises and equipment range from one to thirty-nine years.

These assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Leases

In February 2016, the FASB issued a new accounting standard update (ASU 2016-02, Leases (Topic 842)), which requires for all operating leases the recognition of a right-of-use ("ROU") asset and a corresponding lease liability, in the Consolidated Balance Sheet. For short term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities. The lease cost will be allocated over the lease term on a straight-line basis. There were further amendments, including practical expedients, with the issuance of ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842” in January 2018. In July 2018, the FASB issued ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements", which provides for the option to apply the new leasing standard to all open leases as of the adoption date, on a prospective basis.

On January 1, 2019, the Company adopted the new accounting standard ASU 2016-02, Leases (Topic 842) and all the related amendments ("new lease standard", "ASC 842" or "ASU 2016-02") utilizing the practical expedient to apply the new lease standard as of January 1, 2019 on a prospective basis. The Company also elected the "package of expedients" and elected as an accounting policy to exclude recording ROU assets and lease liabilities for leases that meet the definition of short-term leases. In addition to excluding short-term leases, the Company has implemented an accounting policy in which non-lease components are not separated from lease components in the measurement of ROU assets and lease liabilities for all lease contracts. The Company recognized $12.8 million in ROU assets and $13.4 million in lease liabilities as a result of applying the new lease standard as an adjustment to the opening consolidated balance sheet on January 1, 2019. The ROU assets and lease liabilities are included in other assets and other liabilities, respectively on the Consolidated Balance Sheet. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 7—Leases for additional disclosures related to leases.

Bank Owned Life Insurance

The Bank has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Bank owned life insurance is included in other assets on the Consolidated Balance Sheet.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Securities Sold under Agreements to Repurchase

The Bank enters into sales of securities under agreements to repurchase at a specified future date. Such repurchase agreements are considered financing arrangements and, accordingly, the obligation to repurchase assets sold is reflected as a liability in the balance sheets of the Bank. Repurchase agreements are collateralized by debt securities which are owned and under the control of the Bank and are included in other liabilities on the Consolidated Balance Sheet.

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

Restricted Equity Securities

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest additional amounts. FHLB stock is carried at cost, classified as a restricted equity security, and periodically evaluated for impairment based on an assessment of the ultimate recovery of par value. Both cash and stock dividends are reported as interest income.

The Bank is also a member of the Federal Reserve System, and as such, holds stock of the Federal Reserve Bank of Atlanta (“Federal Reserve Bank”). Federal Reserve Bank stock is carried at cost, classified as a restricted equity security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as interest income.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded.  The Company’s tax returns remain open to audit under the statute of limitations by the IRS and various states for the years ended December 31, 2016 through 2019.  It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $370,000, $383,000 and $310,000 for the years ended December 31, 2019, 2018 and 2017, respectively and is included in other operating expenses on the Consolidated Statements of Income.

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

The Bank may also utilize forward starting cash flow hedges to manage its future interest rate exposure. These derivative contracts are designated as hedges and, as such, changes in the fair value of these derivative instruments are recorded in other comprehensive income (loss). The Bank prepares written hedge documentation for all derivatives which are designated as hedges. The written hedge documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management’s assertion that the hedge will be highly effective.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Commitments to fund mortgage loans “interest rate locks” to be sold into the secondary market and forward commitments for the sale of mortgage-backed securities are accounted for as free standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest rate on the loan is locked. The Company enters into forward commitments for the sale of mortgage-backed securities when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in mortgage banking income.

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

Restriction on Cash Balances

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with their applicable Federal Reserve Bank based principally on the type and amount of their deposits. The Bank was required to have a reserve balance of $73,444,000, $63,890,000, and $43,940,000 at December 31, 2019, 2018 and 2017, respectively. The reserve balance that the Bank must maintain at the Federal Reserve Bank of Atlanta is included in interest-bearing deposits in financial institutions as of December 31, 2019, 2018 and 2017.

Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through March __, 2020, which is the date the financial statements were available to be issued.

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

No antidilutive stock options were excluded from calculation for the years ended December 31, 2019, 2018 or December 31, 2017.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following is a summary of the basic and diluted earnings per share calculation for each of the following years (in thousands except share data):

	Year Ended December 31,
	2019	2018	2017
Basic net income per share calculation:
Numerator – Net income	$22,422	$9,655	$1,501
Denominator – Average common shares outstanding	17,886,164	13,277,614	11,280,580
Basic net income per share	$1.25	$0.73	$0.13
Diluted net income per share calculation:
Numerator – Net income	$22,422	$9,655	$1,501
Denominator – Average common shares outstanding	17,886,164	13,277,614	11,280,580
Dilutive shares contingently issuable	727,060	1,202,733	1,522,931
Average diluted common shares outstanding	18,613,224	14,480,347	12,803,511
Diluted net income per share	$1.20	$0.67	$0.12

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

The Company applied the guidance using a modified retrospective approach.  The Company's revenue is comprised of net interest income and noninterest income. The scope of the guidance explicitly excludes net interest income as well as many other revenues for financial assets and liabilities including loans, leases, securities, and derivatives.  Accordingly, the majority of our revenues will not be affected. The Company performed an assessment of our revenue contracts related to revenue streams that are within the scope of the standard. Our accounting policies did not change materially since the principles of revenue recognition from the ASU were largely consistent with existing guidance and current practices applied by our businesses. We did not identify material changes to the timing or amount of revenue recognition.

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

The Company’s primary sources of revenue are derived from interest and dividends earned on loans, investment securities, and other financial instruments that are not within the scope of Topic 606.  The Company evaluated the nature of its contracts with customers and determined that further disaggregation of revenue from contracts with customers into more granular categories beyond what is presented in the Consolidated Statements of Income was not necessary.  The Company generally fully satisfies its performance obligations on its contracts with customers as services are rendered and the transaction prices are typically fixed; charged either on a periodic basis or based on activity.  Our accounting policies did not change materially since the principles of revenue recognition from the Accounting Standards Update were largely consistent with existing guidance and current practices applied by our business.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

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

ASU 2016-02, Leases

In February 2016, the FASB amended the Leases topic of the Accounting Standards Codification to revise certain aspects of recognition, measurement, presentation, and disclosure of leasing transactions. The amendments were effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years.

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

ASU 2016-13, Financial Instruments – Credit Losses

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments were originally supposed to be effective for the Company for reporting periods beginning after December 15, 2019 with early adoption permitted for all organizations for periods beginning after December 15, 2018. However, in November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which finalizes effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses standard. The Company has elected to delay implementation of the new standard until 2023.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

ASU 2017-12, Derivatives and Hedging:  Targeted Improvements to Accounting for Hedging Activities

In August 2017, the FASB amended the requirements of the Derivatives and Hedging Topic of the Accounting Standards Codification to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments were effective for the Company for interim and annual periods beginning after December 15, 2018. Early adoption was permitted. The Company adopted this standard December 1, 2017.  There was no material effect on the financial statements.

ASU 2018-02, Income Statement: Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income

In February 2018, the FASB Issued (2018-02), Income Statement (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows Companies to reclassify the stranded effects in other comprehensive income to retained earnings as a result of the change in the tax rates under the Tax Reform Act. The Company opted to early adopt this pronouncement on December 31, 2017, by retrospective application to each period in which the effect of the change in the tax rate under the Tax Cuts and Jobs Act is recognized. The Company made an election to reclassify income tax effects of the Tax Reform Act, amounting to approximately $259,000, from accumulated other comprehensive income to retained earnings. The impact of the reclassification from other comprehensive income to retained earnings is included in the Statement of Changes in Shareholders’ Equity.

ASU 2018-07, Compensation – Stock Compensation

In June 2018, the FASB amended the Compensation—Stock Compensation Topic of the Accounting Standards Codification. The amendments expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The guidance was effective for the Company for reporting periods beginning after December 15, 2018. There was no material effect on the financial statements.

ASU 2019-04 ― Applicable to entities that hold financial instruments:

In April 2019, the FASB issued guidance that clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement of financial instruments. The amendments related to credit losses will be effective for the Company for reporting periods beginning after December 15, 2019. The amendments related to hedging were effective for the Company for interim and annual periods beginning after December 15, 2018. The amendments related to recognition and measurement of financial instruments will be effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company does not expect these amendments to have a material effect on its financial statements.

ASU 2019-05 ― Applicable to entities that hold financial instruments:

In May 2019, the FASB issued guidance to provide entities with an option to irrevocably elect the fair value option, applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASU 2016-13, Measurement of Credit Losses on Financial Instruments. The amendments will be effective for the Company upon adoption of ASU 2016-13 in fiscal year 2023. The Company does not expect these amendments to have a material effect on its financial statements.

ASU 2019-12 ― Applicable to entities within the scope of Topic 740, Income Taxes:

In December 2019, the FASB issued guidance to simplify accounting for income taxes by removing specific technical exceptions that often produce information investors have a hard time understanding. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Goodwill of $31,291,000 arising from the acquisition consisted largely of synergies and the cost savings resulting from the combining of the operations of the companies.  Goodwill associated with the Athens acquisition is not amortizable for book or tax purposes.  The following table summarizes the consideration paid for Athens and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date (in thousands):

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

NOTE 3 – INVESTMENT SECURITIES

Investment securities have been classified in the balance sheet according to management’s intent. The Company’s classification of securities at December 31, 2019 and 2018 was as follows (in thousands):

	December 31, 2019				December 31, 2018
	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value
Securities available-for-sale:
U. S. government agency securities	$10,421	$4	$(94)	$10,331	$11,053	$—	$(347)	$10,706
State and municipal securities	44,053	1,927	(20)	45,960	62,142	765	(981)	61,926
Mortgage-backed securities	137,305	1,834	(460)	138,679	146,547	776	(3,165)	144,158
Asset-backed securities	3,325	—	(128)	3,197	15,437	4	(157)	15,284
Other debt securities	14,839	141	(18)	14,962	11,863	71	(200)	11,734
Total	$209,943	$3,906	$(720)	$213,129	$247,042	$1,616	$(4,850)	$243,808
Securities held-to-maturity:
State and municipal securities	$3,313	$98	$—	$3,411	$3,734	$54	$(3)	$3,785
Total	$3,313	$98	$—	$3,411	$3,734	$54	$(3)	$3,785

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The amortized cost and fair value of debt and equity securities at December 31, 2019, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in less than one year	$9,805	$9,909	$881	$884
Due one to five years	28,593	29,230	2,432	2,527
Due five to ten years	29,545	30,758	—	—
Due beyond ten years	1,370	1,356	—	—
Mortgage-backed securities	137,305	138,679	—	—
Asset-backed securities	3,325	3,197	—	—
	$209,943	$213,129	$3,313	$3,411

Results from sales of debt and equity securities were as follows (in thousands):

	Year ended December 31
	2019	2018	2017
Proceeds	$68,068	$38,322	$46,762
Gross gains	49	116	124
Gross losses	(148)	(113)	(190)

The table above does not include activity from maturities, prepayments or calls on debt or equity securities.

Securities with a market value of $70,350,000 and $171,542,000  at December 31, 2019 and 2018, respectively, were pledged to collateralize public deposits, derivative positions and Federal Home Loan Bank advances.

At December 31, 2019 and 2018 there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following tables show the Company’s securities with unrealized losses, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or more		Total
December 31, 2019	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
U. S. government agency securities	$6,694	$(51)	$1,637	$(43)	$8,331	$(94)
State and municipal securities	2,356	(12)	814	(8)	3,170	(20)
Mortgage-backed securities	30,570	(136)	21,364	(324)	51,934	(460)
Asset-backed securities	—	—	3,197	(128)	3,197	(128)
Other debt securities	3,012	(16)	1,502	(2)	4,514	(18)
Total temporarily impaired securities	$42,632	$(215)	$28,514	$(505)	$71,146	$(720)
December 31, 2018
U. S. government agency securities	$—	$—	$10,706	$(347)	$10,706	$(347)
State and municipal securities	13,455	(212)	17,376	(772)	30,831	(984)
Mortgage-backed securities	7,075	(17)	87,232	(3,148)	94,307	(3,165)
Asset-backed securities	8,262	(145)	2,439	(12)	10,701	(157)
Other debt securities	5,362	(200)	—	—	5,362	(200)
Total temporarily impaired securities	$34,154	$(574)	$117,753	$(4,279)	$151,907	$(4,853)

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Declines in the fair value of securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment of available for sale securities related to other factors is recognized in other comprehensive income (loss). In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses shown above are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other than temporarily impaired at December 31, 2019. There were no other-than-temporary impairments for the years ended December 31, 2019, 2018 or 2017.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2019 and 2018 were as follows (in thousands):

	December 31, 2019	December 31, 2018
Commercial real estate	$559,899	$550,446
Consumer real estate	256,097	253,562
Construction and land development	143,111	174,670
Commercial and industrial	394,408	404,600
Consumer	28,426	25,615
Other	38,161	20,901
Total	1,420,102	1,429,794
Allowance for loan losses	(12,604)	(12,113)
Total loans, net	$1,407,498	$1,417,681

At December 31, 2019, variable-rate and fixed-rate loans totaled $785,329,000 and $634,773,000, respectively. At December 31, 2018, variable-rate and fixed-rate loans totaled $827,491,000 and $602,404,000, respectively.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Loans not falling into the criteria above are considered to be pass-rated loans. The Company utilizes six loan grades within the pass risk rating.

The following table provides the risk category of loans by applicable class of loans as of December 31, 2019 and 2018 (in thousands):

	Non-impaired Loans
December 31, 2019	Pass	Special Mention	Substandard	Total Non-impaired	Total Impaired Loans	Total
Commercial real estate	$551,929	$915	$4,438	$557,282	$2,617	$559,899
Consumer real estate	252,952	503	1,551	255,006	1,091	256,097
Construction and land development	142,978	—	16	142,994	117	143,111
Commercial and industrial	370,475	14,341	8,241	393,057	1,351	394,408
Consumer	28,382	6	15	28,403	23	28,426
Other	38,161	—	—	38,161	—	38,161
Total	$1,384,877	$15,765	$14,261	$1,414,903	$5,199	$1,420,102
December 31, 2018
Commercial real estate	$547,616	$177	$1,262	$549,055	$1,391	$550,446
Consumer real estate	249,273	1,676	1,691	252,640	922	253,562
Construction and land development	174,591	52	19	174,662	8	174,670
Commercial and industrial	388,719	7,790	6,545	403,054	1,546	404,600
Consumer	25,556	1	27	25,584	31	25,615
Other	20,901	—	—	20,901	—	20,901
Total	$1,406,656	$9,696	$9,544	$1,425,896	$3,898	$1,429,794

None of the Company’s loans had a risk rating of “Doubtful” as of December 31, 2019 or 2018.

The following tables detail the changes in the ALL for the years ending December 31, 2019, 2018 and 2017 by loan classification (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Year ended December 31, 2019
Balance, beginning of period	$3,309	$1,005	$2,431	$5,036	$105	$227	$12,113
Charged-off loans	—	(39)	—	(455)	(164)	(140)	(798)
Recoveries	23	20	—	380	82	23	528
Provision for loan losses	267	245	(373)	113	199	310	761
Balance, end of period	$3,599	$1,231	$2,058	$5,074	$222	$420	$12,604

Year ended December 31, 2018
Balance, beginning of period	$3,324	$1,063	$1,628	$7,209	$91	$406	$13,721
Charged-off loans	—	—	—	(4,831)	(84)	(39)	(4,954)
Recoveries	22	4	—	395	75	8	504
Provision for loan losses	(37)	(62)	803	2,263	23	(148)	2,842
Balance, end of period	$3,309	$1,005	$2,431	$5,036	$105	$227	$12,113

Year ended December 31, 2017
Balance, beginning of period	$2,655	$1,013	$1,574	$5,618	$76	$698	$11,634
Charged-off loans	—	—	—	(12,769)	—	—	(12,769)
Recoveries	9	—	—	1,865	112	—	1,986
Provision for loan losses	660	50	54	12,495	(97)	(292)	12,870
Balance, end of period	$3,324	$1,063	$1,628	$7,209	$91	$406	$13,721

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

A breakdown of the ALL and the loan portfolio by loan category at December 31, 2019 and 2018 follows (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
December 31, 2019
Allowance for Loan Losses:
Collectively evaluated for impairment	$3,599	$1,231	$2,058	$5,074	$222	$420	$12,604
Individually evaluated for impairment	—	—	—	—	—	—	—
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Balances, end of period	$3,599	$1,231	$2,058	$5,074	$222	$420	$12,604
Loans:
Collectively evaluated for impairment	$557,282	$255,006	$142,994	$393,057	$28,403	$38,161	$1,414,903
Individually evaluated for impairment	2,507	483	112	487	5	—	3,594
Acquired with deteriorated credit quality	110	608	5	864	18	—	1,605
Balances, end of period	$559,899	$256,097	$143,111	$394,408	$28,426	$38,161	$1,420,102

December 31, 2018
Allowance for Loan Losses:
Collectively evaluated for impairment	$3,309	$1,005	$2,431	$5,036	$105	$227	$12,113
Individually evaluated for impairment	—	—	—	—	—	—	—
Loans acquired with deteriorated credit quality	—	—	—	—	—	—	—
Balances, end of period	$3,309	$1,005	$2,431	$5,036	$105	$227	$12,113
Loans:
Collectively evaluated for impairment	$549,055	$252,640	$174,662	$403,054	$25,584	$20,901	$1,425,896
Individually evaluated for impairment	1,278	183	—	817	—	—	2,278
Acquired with deteriorated credit quality	113	739	8	729	31	—	1,620
Balances, end of period	$550,446	$253,562	$174,670	$404,600	$25,615	$20,901	$1,429,794

The following table presents the allocation of the ALL for each respective loan category with the corresponding percentage of loans in each category to total loans, net of deferred fees as of December 31, 2019 and 2018 (dollars in thousands):

	December 31, 2019		December 31, 2018
	Amount	Percent of total loans	Amount	Percent of total loans
Commercial real estate	$3,599	0.25%	$3,309	0.23%
Consumer real estate	1,231	0.09%	1,005	0.07%
Construction and land development	2,058	0.14%	2,431	0.17%
Commercial and industrial	5,074	0.36%	5,036	0.35%
Consumer	222	0.02%	105	0.01%
Other	420	0.03%	227	0.02%
Total allowance for loan and lease losses	$12,604	0.89%	$12,113	0.85%

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following table presents information related to impaired loans as of and for the years ended December 31, 2019 and 2018 (in thousands):

	December 31, 2019			December 31, 2018
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial real estate	$2,617	$2,621	$—	$1,391	$1,775	$—
Consumer real estate	1,091	1,327	—	922	1,204	—
Construction and land development	117	132	—	8	18	—
Commercial and industrial	1,351	2,173	—	1,546	6,350	—
Consumer	23	41	—	31	56	—
Other	—	—	—	—	—	—
Subtotal	5,199	6,294	—	3,898	9,403	—
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—
Consumer real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	—	—	—	—	—	—
Total	$5,199	$6,294	$—	$3,898	$9,403	$—

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

The following table presents information related to the average recorded investment and interest income recognized on impaired loans for the years ended December 31, 2019, 2018 and 2017 (in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2019		December 31, 2018		December 31, 2017
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate	$2,574	$313	$1,198	$158	$1,258	$—
Consumer real estate	1,037	105	185	—	—	—
Construction and land development	119	4	94	2	—	—
Commercial and industrial	824	440	5,557	121	—	—
Consumer	23	2	7	—	—	—
Other	—	—	—	—	—	—
Subtotal	4,577	864	7,041	281	1,258	—
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—
Consumer real estate	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	2,077	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	—	—	—	—	2,077	—
Total	$4,577	$864	$7,041	$281	$3,335	$—

There was no interest income recognized on a cash basis for impaired loans for the years ended December 31, 2019, 2018 or 2017.

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

The following table presents the aging of the recorded investment in past-due loans as of December 31, 2019 and 2018 by class of loans (in thousands):

	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total	Loans Not
December 31, 2019	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial real estate	$372	$—	$—	$372	$559,527	$559,899
Consumer real estate	3,642	474	643	4,759	251,338	256,097
Construction and land development	653	15	—	668	142,443	143,111
Commercial and industrial	1,277	8	440	1,725	392,683	394,408
Consumer	67	—	33	100	28,326	28,426
Other	—	—	—	—	38,161	38,161
Total	$6,011	$497	$1,116	$7,624	$1,412,478	$1,420,102
December 31, 2018
Commercial real estate	$300	$227	$—	$527	$549,919	$550,446
Consumer real estate	69	75	775	919	252,643	253,562
Construction and land development	—	—	—	—	174,670	174,670
Commercial and industrial	54	—	—	54	404,546	404,600
Consumer	52	—	43	95	25,520	25,615
Other	—	—	—	—	20,901	20,901
Total	$475	$302	$818	$1,595	$1,428,199	$1,429,794

The following table presents the recorded investment in non-accrual loans, past due loans over 89 days and accruing and troubled debt restructurings by class of loans as of December 31, 2019 and 2018 (in thousands):

		Past Due
		Over 89 Days	Troubled Debt
	Non-Accrual	and Accruing	Restructurings
December 31, 2019
Commercial real estate	$—	$—	$2,446
Consumer real estate	894	12	—
Construction and land development	117	—	—
Commercial and industrial	440	—	271
Consumer	13	26	—
Other	—	—	—
Total	$1,464	$38	$2,717

December 31, 2018
Commercial real estate	$—	$—	$1,391
Consumer real estate	1,187	214	—
Construction and land development	19	—	—
Commercial and industrial	817	—	—
Consumer	55	—	—
Other	—	—	—
Total	$2,078	$214	$1,391

As of December 31, 2019 and 2018 all loans classified as nonperforming were deemed to be impaired.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

As of December 31, 2019 and 2018 the Company had recorded investments in TDR of $2.7 million and $1.4 million,  respectively.  The Company did not allocate a specific allowance for those loans at December 31, 2019 or 2018 and there were no commitments to lend additional amounts.  Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Company’s loan policy.  Loans accounted for as TDR are individually evaluated for impairment.

The following table presents loans by class modified as TDR that occurred during the year ended December 31, 2019 (in thousands).  There were no TDR identified during the years ended December 31, 2018 or 2017.

	Year Ended
	December 31, 2019
	Number of contracts	Pre modification outstanding recorded investment	Post modification outstanding recorded investment, net of related allowance

Commercial real estate	1	$1,228	$1,228
Consumer real estate	—	—	—
Construction and land development	—	—	—
Commercial and industrial	1	271	271
Consumer	—	—	—
Other	—	—	—
Total	2	$1,499	$1,499

There were no TDR for which there was a payment default within the twelve months following the modification during the years ended December 31, 2019, 2018 or 2017.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following table relates to acquired Athens purchased non-impaired loans and provides the contractually required payments, fair value, and estimate of contractual cash flows not expected to be collected at the acquisition date (in thousands):

Athens Bancshares acquisition on October 1, 2018
Contractually required payments	$404,692
Fair value of acquired loans at acquisition date	343,167
Contractual cash flows not expected to be collected	1,807

The following table presents changes in the carrying value of PCI loans (in thousands):

For the year ended December 31, 2019
Balance at beginning of period	$1,620
Change due to payments received and accretion	(15)
Change due to loan charge-offs	—
Other	—
Balance at end of period	$1,605

The following table presents changes in the accretable yield for PCI loans (in thousands):

For the year ended December 31, 2019
Balance at beginning of period	$440
Accretion	(570)
Reclassification from (to) nonaccretable difference	1,045
Other, net	—
Balance at end of period	$915

PCI loans had no impact on the ALL for the years ended December 31, 2019, 2018 or 2017.

Leases

The Company has entered into various direct finance leases. The leases are reported as part of other loans. The lease terms vary from five years to six years. The components of the direct financing leases as of December 31, 2019 and 2018 were as follows (in thousands):

	December 31, 2019	December 31, 2018
Total minimum lease payments receivable	$59	$379
Less:
Unearned income	(1)	(19)
Net leases	$58	$360

The future minimum lease payments receivable under the direct financing leases as of December 31, 2019 were as follows (in thousands):

Year ending December 31:
2020	$58
2021	—
2022	—
2023	—
2024	—
$58

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 5 – LOAN SERVICING

Mortgage loans serviced for the Federal Home Loan Mortgage Corporation (“FHLMC”) are not reported as assets.  The principal balance of these loans at December 31, 2019 and 2018 was $196.9 million and $170.1 million, respectively.  These servicing rights were acquired in our acquisition of Athens.  Custodial escrow balances maintained in connection with serviced loans was $324,000 and $462,000 at December 31, 2019 and 2018, respectively.

Activity for loan servicing rights and the related valuation allowance are summarized as follows (in thousands):

For the year ended December 31, 2019
Loan servicing rights:
Balance at beginning of period	$1,736
Additions	381
Disposals	—
Amortized to offset other noninterest income	(362)
Change in valuation allowance	(211)
Balance at end of period	$1,544

Valuation allowance:
Balance at beginning of period	$—
Additions expensed	—
Reductions credited to other noninterest income	—
Direct write-downs	(211)
Balance at end of period	$(211)

NOTE 6 – PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2019 and 2018 are summarized as follows (in thousands):

	Range of useful lives	December 31, 2019	December 31, 2018
Land	Not applicable	$4,303	$2,997
Buildings	39 years	13,331	9,965
Leasehold improvements	1 to 17 years	939	939
Furniture and equipment	1 to 7 years	4,633	3,730
Fixed assets in process	Not applicable	—	4,023
		23,206	21,654
Less accumulated depreciation and amortization		(4,022)	(2,833)
		$19,184	$18,821

Premises and equipment depreciation and amortization expense for the years ended December 31, 2019, 2018 and 2017 totaled $1,219,000, $516,000 and $401,000, respectively.

NOTE 7 – LEASES

The Company leases certain premises and equipment under operating leases that expire at various dates, through 2032, and in most instances, include options to renew or extend at market rates and terms.  At December 31, 2019, the Company had lease liabilities totaling $12.5 million and right-of-use assets totaling $11.7 million related to these leases.  Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively.  At December 31, 2019, the weighted average remaining lease term for operating leases was 10.7 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.52%.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Lease costs were as follows (in thousands):

December 31, 2019
Operating lease cost	$1,868
Short-term lease cost	—
Variable least cost	—
Total lease cost	$1,868

Rent expense for the year ended December 31, 2018, prior to the adoption of ASU 2016-02 was $1,677,000.

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the year ended December 31, 2019 or 2018.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows (in thousands):

December 31, 2019
Lease payments due:
2020	$1,562
2021	1,590
2022	1,476
2023	1,425
2024	1,130
2025 and thereafter	7,710
Total undiscounted cash flows	14,893
Discount on cash flows	(2,442)
Total lease liability	$12,451

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in goodwill during the years ended December 31, 2019 and 2018 was as follows (in thousands):

	2019	2018
Beginning of year	$37,510	$6,219
Acquired goodwill	—	31,291
Impairment	—	—
End of year	$37,510	$37,510

Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value. At October 31, 2019, the Company’s reporting unit had positive equity and the Company elected to perform a qualitative assessment to determine if it was more likely than not that the fair value of the reporting unit exceeded its carrying value, including goodwill. The qualitative assessment indicated that it was more likely than not that the fair value of the reporting unit exceeded its carrying value, resulting in no impairment.

Acquired Intangible Assets

Acquired intangible assets at December 31, 2019 and 2018 were as follows (in thousands):

	December 31, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$9,267	$(2,384)	$9,267	$(729)

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Aggregate amortization expense was $1,655,000 for 2019, $465,000 for 2018 and $48,000 for 2017.

Estimated amortization expense for each of the next five years is as follows (in thousands):

Year ending December 31:
2020	$1,477
2021	1,299
2022	1,121
2023	943
2024	764
Thereafter	1,279
Total	$6,883

NOTE 9 – OTHER REAL ESTATE OWNED

Other real estate owned activity was as follows (in thousands):

	2019	2018	2017
Beginning balance	$988	$—	$—
Additions due to acquisition of Athens Bancshares	—	988	—
Loans transferred to other real estate owned	180	—	—
Direct write-downs	—	—	—
Sales of other real estate owned	(124)	—	—
End of year	$1,044	$988	$—

There was no valuation allowance allocated to properties held for the years ended December 31, 2019, 2018 and 2017.

Expenses related to other real estate owned during the years ended December 31, 2019, 2018 and 2017, respectively include (in thousands):

	2019	2018	2017
Net (gain) loss on sales	$(3)	$—	$—
Provision for unrealized losses	—	—	—
Operating expenses, net of rental income	—	—	—
Total	$(3)	$—	$—

NOTE 10 – DEPOSITS

Time deposits that exceed the FDIC deposit insurance limit of $250,000 at December 31, 2019 and 2018 were $53,481,000 and $98,086,000, respectively.

Scheduled maturities of time deposits for the next five years and thereafter are as follows (in thousands):

Maturity:
2020	$222,163
2021	53,077
2022	16,255
2023	8,369
2024	2,975
Thereafter	613
$303,452

At December 31, 2019 and 2018, the Company had $148,000 and $193,000, respectively of deposit accounts in overdraft status that were reclassified to loans in the accompanying balance sheets.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 11 – FEDERAL HOME LOAN BANK ADVANCES

The Company had outstanding borrowings totaling $10,000,000 and $125,000,000 at December 31, 2019 and 2018, respectively, via various advances. These advances are non-callable; interest payments are due monthly, with principal due at maturity.

The following is a summary of the contractual maturities and average effective rates of outstanding advances (dollars in thousands):

	December 31, 2019		December 31, 2018
Year	Amount	Interest Rates	Amount	Interest Rates
2019	—	—	125,000	2.48%
2020	10,000	2.05%	—	—
2021	—	—	—	—
2022	—	—	—	—
2023	—	—	—	—
2024	—	—	—	—
Thereafter	—	—	—	—
Total	$10,000	2.05%	$125,000	2.48%

Advances from the FHLB are collateralized by investment securities with a market value of $4.1 million, FHLB stock and certain commercial and residential real estate mortgage loans totaling $683.1 million under a blanket mortgage collateral agreement.  At December 31, 2019, the amount of available credit from the FHLB totaled $201.4 million.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended December 31, 2019 and 2018 (in thousands):

		Unrealized Gains	Unrealized
	Gains and	and Losses	Losses on
	Losses on	on Available	Securities
	Cash Flow	for Sale	Transferred to
Year Ended December 31, 2019	Hedges	Securities	Held to Maturity	Total
Beginning Balance	$(2,636)	$(680)	$—	$(3,316)
Other comprehensive income (loss) before reclassification, net of tax	826	4,815	—	5,641
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(869)	(73)	—	(942)
Net current period other comprehensive income (loss)	(43)	4,742	—	4,699
Ending Balance	$(2,679)	$4,062	$—	$1,383

Year Ended December 31, 2018
Beginning Balance	$(3,679)	$1,162	$(10)	$(2,527)
Other comprehensive income (loss) before reclassification, net of tax	1,891	(1,844)	20	67
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(848)	2	(10)	(856)
Net current period other comprehensive income (loss)	1,043	(1,842)	10	(789)
Ending Balance	$(2,636)	$(680)	$—	$(3,316)

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following were significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2019, 2018 and 2017 (in thousands):

				Affected Line Item
Details about Accumulated Other	Year Ended	Year Ended	Year Ended	in the Statement Where
Comprehensive Income Components	December 31, 2019	December 31, 2018	December 31, 2017	Net Income is Presented
Unrealized losses on cash flow hedges	$(635)	$(441)	$(430)	Interest expense - money market
	(243)	(479)	(429)	Interest expense - Federal Home Loan Bank advances
	9	72	89	Income tax benefit
	$(869)	$(848)	$(770)	Net of tax
Unrealized gains and (losses) on available-for-sale securities	$(99)	$3	$(66)	Net gain (loss) on sale of securities
	26	(1)	25	Income tax (expense) benefit
	$(73)	$2	$(41)	Net of tax
Unrealized losses on securities transferred to held-to-maturity	$—	$(14)	$(190)	Interest income - securities
	—	4	73	Income tax benefit
	$—	$(10)	$(117)	Net of tax

NOTE 13 – INCOME TAXES

The components of income tax expense are summarized as follows (in thousands):

	2019	2018	2017
Current:
Federal	$3,215	$15	$214
State	1,044	(23)	36
	4,259	(8)	250
Deferred:
Federal	2,039	872	4,218
State	546	303	167
	2,585	1,175	4,385
Total	$6,844	$1,167	$4,635

A reconciliation of actual income tax expense in the financial statements to the “expected” tax expense (computed by applying the statutory federal income tax rate of 21% to income before income taxes) for the years ended December 31, 2019, 2018 and 2017 is as follows (in thousands):

	2019	2018	2017
Computed "expected" tax expense	$6,146	$2,272	$2,086
State income taxes, net of effect of federal income taxes	1,256	221	134
Tax-exempt interest income	(302)	(298)	(418)
Earnings on bank owned life insurance contracts	(173)	(559)	(197)
Disallowed expenses	84	93	86
Excess tax benefits related to stock compensation	(57)	(857)	(632)
Write-down of deferred tax assets due to tax reform	—	—	3,562
Nondeductible merger expenses	—	281	—
Other	(110)	14	14
Total	$6,844	$1,167	$4,635

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

Significant items that gave rise to deferred taxes at December 31, 2019 and 2018 were as follows (in thousands):

	December 31, 2019	December 31, 2018
Deferred tax assets:
Allowance for loan losses	$2,935	$2,795
Net operating loss carryforward	738	2,002
Organization and preopening costs	359	457
Stock-based compensation	200	835
Acquired loans	871	1,319
Unrealized loss on securities available-for-sale	—	845
Accrued contributions	247	207
Other	189	685
Deferred tax assets	5,539	9,145
Deferred tax liabilities:
Depreciation	804	645
Goodwill	154	81
Unrealized gain on securities available-for-sale	833	—
Amortization of core deposit intangible	1,052	1,398
Other	568	411
Deferred tax liabilities	3,411	2,535
Net deferred tax asset	$2,128	$6,610

At December 31, 2019, the Company had federal net operating loss carryforwards of approximately $3,011,000, which expire at various dates from 2030 to 2032.  Deferred tax assets are fully recognized because the benefits are more likely than not to be realized based on management’s estimation of future taxable earnings.

There were no significant unrecognized income tax benefits as of December 31, 2019 or 2018. As of December 31, 2019 and 2018 the Company had no accrued interest or penalties related to uncertain tax positions.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

The following table sets forth outstanding financial instruments whose contract amounts represent credit risk as of December 31, 2019 and 2018 (in thousands):

	Contract or notional amount
	December 31, 2019	December 31, 2018
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$672,933	$707,675
Standby letters of credit	9,634	12,273
Total	$682,567	$719,948

The Company is party to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims as of December 31, 2019, will not have a material impact on the financial statements of the Company.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 15 – CONCENTRATION OF CREDIT RISK

Substantially all of the Company’s loans, commitments, and standby letters of credit have been granted to customers in the Company’s market areas. The concentrations of credit by type of loan are set forth in Note 4 to the financial statements.

At December 31, 2019 and 2018, the Company’s cash and due from banks, federal funds sold and interest-bearing deposits in financial institutions aggregated $86,000,000 and $89,000,000, respectively, in excess of insured limits.

NOTE 16 – REGULATORY MATTERS AND RESTRICTIONS ON DIVIDENDS

The Company and the Bank are subject to regulatory capital requirements administered by the Federal Reserve and the Bank is also subject to the regulatory capital requirements of the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that could, in that event, have a material adverse effect on the institutions’ financial statements. The relevant regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting principles. The capital classifications of the Company and the Bank are also subject to qualitative judgments by their regulators about components, risk weightings, and other factors. Those qualitative judgments could also affect the capital status of the Company and the Bank and the amount of dividends the Company and the Bank may distribute. The final rules implementing the Basel Committee on Companying Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2019, the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

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

At December 31, 2019 and 2018, the Company and the Bank were well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification that management believes have changed the Company’s or the Bank’s category.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The Company’s and the Bank’s capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Minimum capital requirement (1)		Minimum to be well-capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2019:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$237,857	13.45%	$141,436	8.0%	N/A	N/A
CapStar Bank	224,443	12.70	141,388	8.0	176,735	10.0
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	225,074	12.73	106,077	6.0	N/A	N/A
CapStar Bank	211,660	11.98	106,041	6.0	141,388	8.0
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	225,074	12.73	79,558	4.5	N/A	N/A
CapStar Bank	195,160	11.04	79,531	4.5	114,878	6.5
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	225,074	11.37	79,201	4.0	N/A	N/A
CapStar Bank	211,660	10.70	79,150	4.0	98,938	5.0
At December 31, 2018:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$222,030	12.84%	$138,336	8.0%	N/A	N/A
CapStar Bank	201,972	11.68	138,294	8.0	172,868	10.0
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	209,738	12.13	103,752	6.0	N/A	N/A
CapStar Bank	189,680	10.97	103,721	6.0	138,294	8.0
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	200,738	11.61	77,814	4.5	N/A	N/A
CapStar Bank	173,180	10.02	77,791	4.5	112,364	6.5
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	209,738	11.06	75,867	4.0	N/A	N/A
CapStar Bank	189,680	10.01	75,828	4.0	94,785	5.0

(1)

For the calendar year 2019, the Company was required to maintain a capital conservation buffer of Tier 1 common equity capital in excess of minimum risk-based capital ratios by at least 1.875% to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

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

Based on these regulations, the Bank was eligible to pay $35.8 million and $22.2 million of dividends as of December 31, 2019 and 2018, respectively. The Bank paid the Company $3.5 million of dividends during 2019 and this amount was paid out to shareholders by the Company during 2019.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 17 – NONVOTING AND SERIES A PREFERRED STOCK AND STOCK WARRANTS

Nonvoting Common Stock

The Company has authorized 5,000,000 shares of its common stock as nonvoting common stock. The nonvoting common stock has the same rights and privileges as the common stock other than the nonvoting designation. Under certain conditions, as outlined in the Company’s charter, the nonvoting stock may be converted, on a one-to-one basis, to common stock. In conjunction with the Company’s initial public offering, 79,166 shares of nonvoting common stock were issued and simultaneously converted to common stock on a one-to-one basis as further described under “Warrants” below.  During 2019, 132,561 shares of nonvoting common stock were converted to common stock. As a result, at December 31, 2019, there were no shares of nonvoting common stock outstanding.

Preferred Stock

In conjunction with its initial capital issuance in 2008, the Bank issued 1,609,756 shares of Series A Preferred Stock to certain shareholders. During 2016, coinciding with the Company’s initial public offering, 731,707 preferred shares were converted to common shares. During 2019, 878,048 preferred shares were converted to common shares. As a result, at December 31, 2019, there was no Series A Preferred Stock outstanding.

Warrants

In conjunction with the issuance of the 1,609,756 shares of the Series A Preferred Stock, the holders of such stock were issued 500,000 warrants to purchase shares of the Company’s nonvoting common stock at a purchase price of $10.25 per share. The warrants were exercisable at any time and expired ten years from the date of grant of July 14, 2008. As of December 31, 2019, all of these warrants have been exercised and none of these warrants remain outstanding.

As part of the initial capital issuance in 2008, each organizer of the Company (“Organizers”) who became a director of the Company received a warrant to purchase, at the purchase price of $10.00 per share, 10,000 shares of the Company’s common stock. These warrants were issued in compliance with the FDIC’s policy on noncash compensation in recognition of the Organizers considerable contribution of time, expertise, and capital. The Company issued warrants to purchase 60,000 shares of common stock to these organizers. The warrants expired ten years from date of grant of July 14, 2008. As of December 31, 2019, all of these warrants have been exercised and no warrants remain outstanding.

In addition, each subscriber for shares who is a Tennessee resident or any entity controlled by a Tennessee resident and invested a minimum of $500,000 in the offering, received a warrant to purchase additional shares of common stock equal to 5% of accepted subscriptions at the purchase price of $10.00 per share. The Company issued warrants to purchase 238,319 shares of common stock to these subscribers. The warrants expired ten years from date of grant of July 14, 2008. As of December 31, 2019, all of these warrants have been exercised and no warrants remain outstanding.

NOTE 18 – SHAREHOLDERS’ AGREEMENT

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

Pursuant to the terms of the SARSA, we received a request from certain shareholders party to the SARSA to register 3,652,094 shares of our common stock on a registration statement on Form S-3 (the “Registration Statement”) in December 2018. The Registration Statement was filed with the SEC on December 21, 2018. Subsequently, during 2019, the Corsair Funds exited their positions in the Company’s shares.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 19 – STOCK OPTIONS AND RESTRICTED SHARES

During 2008, the board of directors of the Company approved the CapStar Bank 2008 Stock Incentive Plan. Following the formation of CapStar Financial Holdings, Inc. in 2016, and in connection with the Share Exchange, the outstanding awards of restricted stock and stock options under the CapStar Bank 2008 Stock Incentive Plan were exchanged for similar awards of restricted stock and stock options issued by CapStar Financial Holdings, Inc. under the Stock Incentive Plan (the “Plan”), which the board of directors adopted in 2016. The Plan provides for the grant of stock-based incentives, including stock options, restricted stock units, performance awards and restricted stock, to employees, directors and service providers that are subject to forfeiture until vesting conditions have been satisfied by the award recipient under the terms of the award. The Plan is intended to help align the interests of employees and our shareholders and reward our employees for improved Company performance. The Plan reserved 1,569,475 shares of stock for issuance of stock incentives. Stock incentives include both restricted stock and stock option grants. During 2018 the board of directors approved the addition of 400,000 shares of stock for issuance of stock incentives under the Plan. Total shares issuable under the plan were 362,757 at December 31, 2019.

The Company has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows (in thousands):

	For the year ended December 31,
	2019	2018	2017
Stock-based compensation expense before income taxes	$1,262	$2,079	$1,061
Less: deferred tax benefit	(330)	(543)	(406)
Reduction of net income	$932	$1,536	$655

Restricted Shares

Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The recipients have the right to vote and receive dividends but cannot sell, transfer, assign, pledge, hypothecate, or otherwise encumber the restricted stock until the shares have vested. Restricted shares fully vest on the third anniversary of the grant date. A summary of the changes in the Company’s nonvested restricted shares for 2019 follows:

		Weighted
		Average
	Restricted	Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at beginning of period	157,616	$17.00
Granted	31,683	15.86
Vested	(83,062)	15.93
Forfeited	(21,540)	17.72
Nonvested at end of period	84,697	$17.44

As of December 31, 2019, there was $1,564,000 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the years ended December 31, 2019, 2018 and 2017 was $1,352,000, $2,804,000 and $1,174,000, respectively.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The fair value of options granted was determined using the following weighted average assumptions as of the grant date.  The Company granted 50,000 options during 2019. There were no options granted during 2018.

2019
Dividend yield	1.35%
Expected term (in years)	6.50
Expected stock price volatility	29.55%
Risk-free interest rate	2.25%

A summary of the activity in stock options for 2019 follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at beginning of period	507,903	$8.66
Granted	50,000	14.84
Exercised	(286,701)	7.33
Forfeited or expired	—	—
Outstanding at end of period	271,202	$11.22	4.9
Fully vested and expected to vest	271,086	$11.22	4.9
Exercisable at end of period	214,952	$10.32	3.8

Information related to stock options during 2019, 2018 and 2017 follows:

	2019	2018	2017
Intrinsic value of options exercised	$2,478,086	$7,654,738	$2,010,536
Cash received from option exercises	1,930,737	6,897,845	2,013,840
Tax benefit realized from option exercises	103,847	846,725	774,056
Weighted average fair value of options granted	5.35	—	—

As of December 31, 2019, there was $216,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.4 years.

NOTE 20 – EMPLOYMENT CONTRACTS

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

NOTE 21 – EMPLOYEE BENEFIT PLANS

The Company has a Retirement Savings 401(k) Plan in which employees may participate. The Company has elected a safe harbor 401(k) plan and as such is required to make an annual contribution of 3% of the employees’ salaries annually. An employee does not have to contribute to receive the employer contribution. In addition, the Company may make an additional discretionary contribution up to 6% of the employees’ salaries annually. For the years ended December 31, 2019, 2018 and 2017, the Company contributed $874,000, $639,000 and $550,000, respectively, to the 401(k) Plan.

The Company also has a Health Reimbursement Plan in place to offset the cost of healthcare deductibles for employees. At the end of the year, up to one-half of the unused balance in the employee’s account will be available for the following year up to a maximum of the deductible for that employee.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 22 – DERIVATIVE INSTRUMENTS

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

Interest Rate Swaps Designated as Cash Flow Hedges

There were no interest rate swaps designated as cash flow hedges as of December 31, 2019. A forward starting interest rate swap with a notional amount totaling $20 million as of December 31, 2018 was designated as a cash flow hedge of certain liabilities and was determined to be fully effective during all periods presented. As such, no amount of ineffectiveness was included in net income. Therefore, the aggregate fair value of the swaps was recorded in other liabilities with changes in fair value recorded in other comprehensive income. The Company terminated the interest rate swap during 2019, which resulted in a termination fee of $1.5 million. Cash flow swaps that have been terminated resulting in cash settlement equal to previously unrealized gains or losses are included in accumulated other comprehensive income and are being amortized to net income over the remaining contractual terms of the swaps.

Summary information about the interest-rate swaps designated as cash flow hedges was as follows (dollars in thousands):

	December 31, 2019	December 31, 2018
Notional amounts	$—	$20,000
Weighted average pay rates	—	3.54%
Weighted average receive rates	—	3 month LIBOR
Weighted average maturity	—	4.5 years
Fair value	$—	$(836)
Amount of unrealized loss recognized in accumulated other comprehensive income, net of tax	$—	$(617)

Pursuant to its interest rate swap agreements, the Company pledged collateral to the counterparties in the form of investment securities with a carrying value of $2,038,000 at December 31, 2018. There was no collateral posted to or from the counterparties as of December 31, 2019.

Other Interest Rate Swaps

The Company also enters into swaps to facilitate customer transactions and meet their financing needs. Upon entering into these transactions the Company enters into offsetting positions with large U.S. financial institutions in order to minimize risk to the Company. A summary of the Company’s customer related interest rate swaps is as follows (in thousands):

	December 31, 2019		December 31, 2018
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$45,053	$(926)	$29,126	$24
Pay variable/receive fixed swaps	45,053	926	29,126	(24)
Total	$90,106	$—	$58,252	$—

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The net gains (losses) relating to mortgage banking derivative instruments included in mortgage banking income were as follows (dollars in thousands):

For the year ended
December 31, 2019
Mortgage loan interest rate lock commitments	$648
Mortgage-backed securities forward sales commitments	(148)
Total	$500

There were no gains or losses relating to mortgage banking derivative instruments for the years ended December 31, 2018 and 2017.

The amount and fair value of mortgage banking derivatives included in the consolidated balance sheets was as follows (dollars in thousands):

	December 31, 2019		December 31, 2018
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Included in other assets:
Mortgage loan interest rate lock commitments	$44,694	$648	$—	$—
Included in other liabilities:
Mortgage-backed securities forward sales commitments	$38,500	$148	$—	$—

NOTE 23 – RELATED PARTY

The Company may enter into loan transactions with certain directors, executive officers, significant shareholders, and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with persons not affiliated with the Company, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. None of these loans were impaired at December 31, 2019 or 2018. Activity within these loans during the years ended December 31, 2019 and 2018 was as follows (in thousands):

	Total commitment	Total funded commitment
Year ended December 31, 2019
Beginning of period	$44,812	$15,445
New commitments/draw downs	9,336	2,515
Repayments	(32,333)	(7,287)
End of period	$21,815	$10,673

Year ended December 31, 2018
Beginning of period	$49,409	$21,890
New commitments/draw downs	3,631	1,038
Repayments	(8,228)	(7,483)
End of period	$44,812	$15,445

Deposits from directors, executive officers, significant shareholders and their affiliates at December 31, 2019 and 2018 were $13.7 million and $11.4 million, respectively.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 24 – FAIR VALUE

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

Other Real Estate Owned : Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Appraisals may be adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and/or management’s expertise and knowledge of the collateral. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.  The Company had no other real estate owned carried at fair value at December 31, 2019 or 2018.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

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

.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair value measurements at December 31, 2019
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. government-sponsored agencies	$10,331	$—	$10,331	$—
Obligations of states and political subdivisions	45,960	—	45,960	—
Mortage-backed securities-residential	138,679	—	138,679	—
Asset-backed securities	3,197	—	3,197	—
Other debt securities	14,962	—	14,962	—
Loans held for sale	168,222	—	168,222	—
Derivative assets:
Non-hedging derivatives:
Interest rate swaps - customer related	926	—	926	—
Mortgage loan interest rate lock commitments	648	—	—	648
Liabilities:
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps - customer related	(926)	—	(926)	—
Mortgage-backed securities forward sales commitments	(148)	—	(148)	—

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

	Fair value measurements at December 31, 2018
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. government-sponsored agencies	$10,706	$—	$10,706	$—
Obligations of states and political subdivisions	61,926	—	61,926	—
Mortage-backed securities-residential	144,158	—	144,158	—
Asset-backed securities	15,284	—	15,284	—
Other debt securities	11,734	—	11,734	—
Derivatives:
Interest rate swaps - customer related	494	—	494	—
Liabilities:
Derivatives:
Interest rate swaps - customer related	(494)	—	(494)	—
Interest rate swaps - cash flow hedges	(836)	—	(836)	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended December 31, 2019 and 2018 (dollars in thousands):

	Mortgage Loan Interest Rate
	Lock Commitments
	2019	2018

Balance of recurring Level 3 assets at January 1st	$—	$—
Total gains or losses for the period:
Included in mortgage banking income	648	—
Balance of recurring Level 3 assets at December 31st	$648	$—

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2019 (dollars in thousands).  There were no Level 3 fair value measurements at December 31, 2018.

				Range
	Fair	Valuation		(Weighted-
December 31, 2019	Value	Technique(s)	Unobservable Input(s)	Average)
Assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	$648	Consensus pricing	Origination pull-through rate	68% - 95% (83%)

There were no assets measured at fair value on a nonrecurring basis at December 31, 2019 and 2018.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The carrying value and estimated fair values of the Company’s financial instruments at December 31, 2019 and 2018 were as follows (in thousands):

	December 31, 2019		December 31, 2018
	Carrying		Carrying		Fair value
	amount	Fair value	amount	Fair value	level of input
Financial assets:
Cash and due from banks, interest-bearing deposits in financial institutions	$101,094	$101,094	$94,681	$94,681	Level 1
Federal funds sold	175	175	10,762	10,762	Level 1
Securities available-for-sale	213,129	213,129	243,808	243,808	Level 2
Securities held-to-maturity	3,313	3,411	3,734	3,785	Level 2
Loans held for sale	168,222	169,072	57,618	58,596	Level 2
Restricted equity securities	13,689	N/A	12,038	N/A	N/A
Loans	1,420,102	1,414,757	1,429,794	1,442,082	Level 3
Accrued interest receivable	5,792	5,792	5,964	5,964	Level 2
Other assets	36,393	36,393	34,489	34,489	Level 2 / Level 3
Financial liabilities:
Deposits	1,729,451	1,730,206	1,570,008	1,572,880	Level 3
Federal Home Loan Bank advances	10,000	10,014	125,000	126,548	Level 2
Other liabilities	1,394	1,394	2,753	2,753	Level 3

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a)	Cash and Due from Banks, Interest-Bearing Deposits in Financial Institutions

For these short-term instruments, the carrying amount is a reasonable estimate of fair value.

(b)	Federal Funds Sold

Federal funds sold clear on a daily basis. For this reason, the carrying amount is a reasonable estimate of fair value.

(c)	Restricted Equity Securities

It is not practical to determine the fair value of restricted securities due to restrictions placed on their transferability.

(d)	Loans, net

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

NOTE 25 – PARENT COMPANY ONLY FINANCIAL INFORMATION

The following information presents the condensed balance sheet, statement of income, and cash flows of CapStar Financial Holdings, Inc. as of and for the year ended December 31, 2019 and 2018 (in thousands).

Condensed Balance Sheets

	December 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$12,874	$19,918
Investment in consolidated subsidiary	259,632	234,263
Other assets	578	499
Total assets	$273,084	$254,680
Liabilities and Shareholders’ Equity
Other liabilities	$38	301
Total shareholders’ equity	273,046	254,379
Total liabilities and shareholders’ equity	$273,084	$254,680

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Condensed Income Statements

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Income - dividends from subsidiary	$3,530	$1,225
Expenses	1,083	1,054
Income before income taxes and equity in undistributed net income of subsidiary	2,447	171
Income tax benefit	(262)	(242)
Income before equity in undistributed net income of subsidiary	2,709	413
Equity in undistributed net income of subsidiary	19,713	9,242
Net income	$22,422	$9,655

Condensed Statements of Cash Flows

	Year Ended	Year Ended
	December 31, 2019	December 31, 2018
Cash flows from operating activities:
Net income	$22,422	$9,655
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in other assets	(78)	(221)
Increase (Decrease) in other liabilities	(263)	181
Equity in undistributed net income of subsidiary	(19,713)	(9,242)
Net cash provided by operating activities	2,368	373
Cash flows from investing activities:
Cash received from acquisitions, net	—	1,421
Net cash provided by investing activities	—	1,421
Cash flows from financing activities:
Repurchase of common stock	(7,836)	—
Exercise of common stock options and warrants	1,931	5,260
Common and preferred stock dividends paid	(3,507)	(1,244)
Net cash provided by (used in) financing activities	(9,412)	4,016
Net increase (decrease) in cash and cash equivalents	(7,044)	5,810
Cash and cash equivalents at beginning of period	19,918	14,108
Cash and cash equivalents at end of period	$12,874	$19,918

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 26 – QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following is a summary of quarterly financial results (unaudited) for 2019, 2018 and 2017:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019
Interest income	$22,967	$23,158	$23,216	$22,205
Interest expense	5,965	6,150	6,060	5,624
Net interest income	17,002	17,008	17,156	16,581
Provision for loan losses	886	—	(125)	—
Net interest income after provision for loan losses	16,116	17,008	17,281	16,581
Noninterest income	4,735	7,032	6,788	5,719
Noninterest expense	14,725	16,470	15,531	15,266
Net income before income tax expense	6,126	7,570	8,538	7,034
Income tax expense	1,346	1,814	2,072	1,613
Net income	$4,780	$5,756	$6,466	$5,421
Net income per share, basic	$0.27	$0.33	$0.36	$0.30
Net income per share, diluted	$0.25	$0.31	$0.35	$0.29
2018
Interest income	$13,744	$15,354	$15,782	$22,900
Interest expense	2,898	3,767	4,239	5,184
Net interest income	10,846	11,587	11,543	17,716
Provision for loan losses	678	169	481	1,514
Net interest income after provision for loan losses	10,168	11,418	11,062	16,202
Noninterest income	3,088	2,765	3,218	6,387
Noninterest expense	9,580	10,005	10,070	23,832
Net income (loss) before income tax expense	3,676	4,178	4,210	(1,243)
Income tax expense (benefit)	483	665	554	(535)
Net income (loss)	$3,193	$3,513	$3,656	$(708)
Net income (loss) per share, basic	$0.27	$0.30	$0.30	$(0.04)
Net income (loss) per share, diluted	$0.25	$0.27	$0.28	$(0.04)
2017
Interest income	$11,979	$12,891	$13,521	$13,124
Interest expense	2,047	2,320	2,678	2,606
Net interest income	9,932	10,571	10,843	10,518
Provision for loan losses	3,405	9,690	(195)	(30)
Net interest income after provision for loan losses	6,527	881	11,038	10,548
Noninterest income	2,133	2,666	3,372	2,736
Noninterest expense	8,376	8,217	8,475	8,699
Net income (loss) before income tax expense	284	(4,670)	5,935	4,585
Income tax expense (benefit)	(47)	(1,328)	1,516	4,494
Net income (loss)	$331	$(3,342)	$4,419	$91
Net income (loss) per share, basic	$0.03	$(0.30)	$0.39	$0.01
Net income (loss) per share, diluted	$0.03	$(0.26)	$0.35	$0.01

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 27 – SUBSEQUENT EVENTS

On January 23, 2020, we announced the signing of definitive merger agreements with FCB Corporation (“FCB”), its wholly owned subsidiary The First National Bank of Manchester (“FNBM”), and The Bank of Waynesboro (“BOW”) providing for FCB to merge with and into CapStar Financial Holdings, Inc. and for FNBM and BOW to merge with and into CapStar Bank.  Under the terms of the merger agreements, FCB and BOW shareholders will receive 3,634,218 CapStar common shares and $26.4 million in cash, subject to certain adjustments, totaling $85.1 million based on the closing price of CapStar’s common stock on January 22, 2020.  Pending regulatory and shareholder approvals and the satisfaction of certain other customary closing conditions, the acquisition is expected to be finalized in late second or early third quarter of 2020.  As of December 31, 2019, FCB and BOW had total combined assets of $467 million.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of the financial statements. As of December 31, 2019, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment, management determined that there were no material weaknesses in the Company’s internal control over financial reporting and that the Company maintained effective internal control over financial reporting as of December 31, 2019.

Attestation Report of the Registered Public Accounting Firm

Elliott Davis, LLC, the Company’s independent registered public accounting firm, audited the consolidated financial statements of the Company included in this Report. Their report is included in “Part II, Item 8.—Financial Statements, Supplementary Data and Financial Statement Schedules” under the heading “Report of Independent Registered Public Accounting Firm.” This Annual Report does not include an attestation report of the Company's independent registered public accounting firm on the Company’s internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for an Emerging Growth Company.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be presented in, and is incorporated herein by reference to, CapStar Financial’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2019.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will be presented in, and is incorporated herein by reference to, CapStar Financial’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2019.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2019:

Number of shares
	Number of shares			remaining
	to be issued		Weighted	available for
	upon		average exercise	future issuances
	exercise of		price of	under equity
	outstanding		outstanding	compensation
	options,		options,	plans (excluding
	warrants		warrants	shares reflected
	and rights		and rights	in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by shareholders:
CapStar Financial Holdings, Inc. Stock Incentive Plan	271,202	(1)	$11.22	362,757
Equity compensation plans not approved by shareholders	—		—	—
Total	271,202	(1)	$11.22	362,757

(1)	Represents 271,202 shares of common stock subject to issuance upon exercise of issued and outstanding stock options.

The other information required by this Item will be presented in, and is incorporated herein by reference to, CapStar Financial’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2019.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be presented in, and is incorporated herein by reference to, CapStar Financial’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2019.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be presented in, and is incorporated herein by reference to, CapStar Financial’s Definitive Proxy Statement for the 2020 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2019.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following is a list of documents filed as a part of this Report:

(1)	Financial Statements

The following consolidated financial statements of CapStar and its subsidiary and related reports of our independent registered public accounting firm are incorporated into this Item 15 by reference from Part II - Item 8, pages 60 through 109.

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Income for the years ended December 2019, 2018, and 2017

Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018, 2017

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

All schedules for which provision is made in Regulation S-X are either not required to be included herein under the related instructions, are inapplicable, or the related information is included in the footnotes to the applicable financial statements, and, therefore, have been omitted.

(3)	Exhibits

See Item 15(b) of this Report.

(b)	Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index at the end of this Item 15.

(c)	Financial Statement Schedules.

See Item 15(a)(2) of this Report.

EXHIBIT INDEX

Exhibit Number	Description

2.1

Agreement and Plan of Share Exchange, dated as of December 1, 2015, between CapStar Bank and CapStar Financial Holdings, Inc. (incorporated by reference herein to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

2.2

Agreement and Plan of Merger, dated as of June 11, 2018, by and between CapStar Financial Holdings, Inc. and Athens Bancshares Corporation (incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on June 14, 2018)

2.3

Agreement and Plan of Merger, dated as of January 23, 2020, by and between CapStar Financial Holdings, Inc. and FCB Corporation (incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 29, 2020)

2.4

Plan of Bank Merger, dated as of January 23, 2020, by and among CapStar Financial Holdings, Inc., CapStar Bank and The Bank of Waynesboro (incorporated by reference herein to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on January 29, 2020)

3.1	Charter of CapStar Financial Holdings, Inc. (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

3.2	Amended and Restated Bylaws of Capstar Financial Holdings, Inc. (incorporated by reference herin to Exhibit 3.1 to the Company’s Current Report on Form 8-K on October 28, 2019)

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

4.3	Description of Registrant’s Securities, registered pursuant to Section 12 of the Securities Exchange Act of 1934*

10.1†

Executive Employment Agreement, dated May 13, 2019, between CapStar Financial Holdings, Inc., CapStar Bank, and Timothy K. Schools (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2019)

10.2†

Non-Qualified Stock Option Agreement, dated May 22, 2019, between CapStar Financial Holdings, Inc., CapStar Bank, and Timothy K. Schools (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2019)

10.3†

Fourth Amended and Restated Executive Employment Agreement between CapStar Financial Holdings, Inc., CapStar Bank and Robert B. Anderson, dated as of December 28, 2018 (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 4, 2019)

10.4†

CapStar Financial Holdings, Inc. Restricted Stock Agreement between CapStar Financial Holdings, Inc. and Robert B. Anderson, dated as of December 28, 2018 (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 4, 2019)

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

10.7†

CapStar Financial Holdings, Inc. Restricted Stock Agreement between CapStar Financial Holdings, Inc. and Christopher Tietz, dated as of December 28, 2018 (incorporated by reference herein to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 4, 2019)

10.8†	Promissory Note between CapStar Bank and Christopher Tietz, dated December 28, 2018 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 4, 2019)

10.9†

Eighth Amended and Restate Executive Employment Agreement, dated May 13, 2019, between CapStar Financial Holdings, Inc., CapStar Bank, and Claire W. Tucker (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2019)

10.10†

CapStar Financial Holdings, Inc. Stock Incentive Plan  (incorporated by reference herein to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

10.11†	First Amendment to the CapStar Financial Holdings, Inc. Stock Incentive Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2017)

10.12†	Second Amendment to the CapStar Financial Holdings, Inc. Stock Incentive Plan (incorporated by reference herein to Appendix A to the Company’s Definitive Proxy Statement filed on March 19, 2018)

10.13†

CapStar Financial Holdings, Inc. form of Restricted Stock Agreement (incorporated by reference herein to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

10.14†

CapStar Financial Holdings, Inc. form of Restricted Stock Agreement to replace awards of CapStar Bank Restricted Stock (incorporated by reference herein to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

10.15†

CapStar Financial Holdings, Inc. form of Non-Qualified Stock Option Agreement (incorporated by reference herein to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

10.16†

CapStar Financial Holdings, Inc. form of Non-Qualified Stock Option Agreement to replace awards of CapStar Bank Options (incorporated by reference herein to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

10.17

Termination Agreement, dated April 26, 2017, by and between CapStar Financial Holdings, Inc. and Dale W. Polley (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2017)

10.18†

Athens Bancshares Corporation 2010 Equity Incentive Plan and related form agreement (incorporated by reference herein to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File Number 333-227625) filed on October 1, 2018)

10.19

Securities Purchase Agreement, dated September 9, 2019, between CapStar Financial Holdings, Corsair III Financial Services Capital Partners, L.P., and Corsair III Financial Services Offshore 892 Partners, L.P. (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 9, 2019)

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTAR FINANCIAL HOLDINGS, INC.

Date: March 6, 2020	By:	/s/ Timothy K. Schools
Timothy K. Schools
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy K. Schools	Director, President and Chief Executive Officer
Timothy K. Schools	(Principal Executive Officer)	March 6, 2020

/s/ Robert B. Anderson	Chief Financial Officer and Chief Administrative Officer
Robert B. Anderson	(Principal Financial Officer and Principal Accounting Officer)	March 6, 2020

/s/ Dennis C. Bottorff Dennis C. Bottorff	Chairman	March 6, 2020

/s/ L. Earl Bentz L. Earl Bentz	Director	March 6, 2020

/s/ Jeffrey L. Cunningham Jeffrey L. Cunningham	Director	March 6, 2020

/s/ Thomas R. Flynn Thomas R. Flynn	Director	March 6, 2020

/s/ Julie D. Frist Julie D. Frist	Vice Chair	March 6, 2020

/s/ Louis A. Green III Louis A. Green III	Director	March 6, 2020

/s/ Myra NanDora Jenne	Director	March 6, 2020
Myra NanDora Jenne

/s/ Dale W. Polley Dale W. Polley	Vice Chair	March 6, 2020

/s/ Stephen B. Smith Stephen B. Smith	Director	March 6, 2020

/s/ James S. Turner, Jr. James S. Turner, Jr.	Director	March 6, 2020

/s/ Toby S. Wilt Toby S. Wilt	Director	March 6, 2020