Form 10-Q
period 2020-03-31
CapStar Financial Holdings, Inc.
filed 2020-05-08
CIK 1676479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of May 5, 2020
Common Stock, par value $1.00 per share	18,307,447

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

The COVID-19 pandemic is adversely affecting us, our customers, employees, and third-party service providers, and the ultimate extent of the impacts on our business, including on our credit quality, business operations and liquidity, as well as its impact on general economic and financial market conditions, is uncertain. Continued deterioration in general business and economic conditions, or turbulence in domestic or global financial markets could adversely affect CapStar’s revenues and the values of its assets and liabilities, reduce the availability of funding, affect credit quality, and increase stock price volatility. The Company may not capitalize on opportunities to enhance market share in certain markets and the Company’s services may not be generally accepted in new markets; the ability of the Company to meet expectations regarding the benefits, costs, synergies and financial and operational impact of the FCB Corporation (“FCB”) and the Bank of Waynesboro (“BOW”) mergers; that regulatory or other approvals required for the FCB and BOW mergers will not be obtained or that other customary closing conditions will not be satisfied in a timely manner or at all; reputational risks and the reaction of shareholders, customers, employees or other constituents of the Company to the FCB and BOW mergers; the acceptance by customers of FCB and BOW of the Company’s products and services; the possibility that the FCB and BOW merger integrations will be more expensive or take more time to complete than anticipated; economic conditions (including interest rate environment, government economic and monetary policies, the strength of global financial markets and inflation and deflation) that impact the financial services industry as a whole and/or our business; the concentration of our business in our Target Market and the effect of changes in the economic, political and environmental conditions on this market; increased competition in the financial services industry, locally, regionally or nationally, which may adversely affect pricing and the other terms offered to our clients; an increase in the cost of deposits, loss of deposits or a change in the deposit mix, which could increase our cost of funding; an increase in the costs of capital, which could negatively affect our ability to borrow funds, successfully raise additional capital or participate in strategic acquisition opportunities; our dependence on our management team and board of directors and changes in our management and board composition; our reputation in the community; our ability to execute our strategy to achieve our loan, ROAA and efficiency ratio goals, hire seasoned bankers, and achieve deposit growth through organic growth and strategic acquisitions; credit risks related to the size of our borrowers and our ability to adequately identify, assess and limit our credit risk; our concentration of large loans to a small number of borrowers as well as geographic concentrations located within our Target Market; the significant portion of our loan portfolio that originated during the past two years and therefore may less reliably predict future collectability than older loans; the adequacy of reserves (including our allowance for loan losses) and the appropriateness of our methodology for calculating such reserves; non-performing loans and leases; non-performing assets; charge-offs, non-accruals, troubled debt restructurings, impairments and other credit-related issues; adverse trends in the healthcare service industry, which is an integral component of our Target Market’s economy and which could adversely affect the business operations of certain of our key borrowers; our management of risks inherent in our commercial real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of our collateral and our ability to sell collateral upon any foreclosure; our inability to realize operating efficiencies and tax savings from the implementation of our strategic plan; governmental legislation and regulation, including changes in the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act of 2010, as amended, the Tax Cuts and Jobs Act of 2017, as amended, Basel guidelines, capital requirements, accounting regulation or standards and other applicable laws and regulations; the loss of large depositor relationships, which could force us to fund our business through more expensive and less stable sources; operational and liquidity risks associated with our business, including liquidity risks inherent in correspondent banking; volatility in interest rates and our overall management of interest rate risk, including managing the sensitivity of our interest-earning assets and interest-bearing liabilities to interest rates, and the impact to our earnings from a change in interest rates; the potential for our Bank’s regulatory lending limits and other factors related to our size to restrict our growth and prevent us from effectively implementing our business strategy; strategic acquisitions we may undertake to achieve our goals; the sufficiency of our capital, including sources of capital and the extent to which we may be required to raise additional capital to meet our goals; fluctuations in the fair value of our investment securities that are beyond our control; deterioration in the fiscal position of the U.S. government and downgrades in Treasury and federal agency securities; potential exposure to fraud, negligence, computer theft and cyber-crime; the adequacy of our risk management framework; our dependence on our information technology and telecommunications systems and the potential for any systems failures or interruptions; threats to and breaches of our information technology systems and data security, including cyber-attacks; our dependence upon outside third parties for the processing and handling of our records and data; our ability to adapt to technological change; the financial soundness of other financial institutions; our exposure to environmental liability risk associated with our lending activities; our engagement in derivative transactions; our involvement from time to time in legal proceedings and examinations and remedial actions by regulators; our involvement from time to time in litigation or other proceedings instituted by or against shareholders, customers, employees or third parties and the cost of legal fees associated with such litigation or proceedings; the susceptibility of our market to natural disasters and acts of God; and the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting.

The foregoing factors should not be construed as exhaustive and should be read in conjunction with those factors that are detailed from time to time in the Company’s periodic and current reports filed with the Securities and Exchange Commission (the “SEC”), including those factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Item 1A. Risk Factors” and in the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.  If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this Report, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us.

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31, 2020
	(unaudited)	December 31, 2019
Assets
Cash and due from banks	$19,794	$17,726
Interest-bearing deposits in financial institutions	71,656	83,368
Federal funds sold	—	175
Total cash and cash equivalents	91,450	101,269
Securities available-for-sale, at fair value	219,213	213,129
Securities held-to-maturity, fair value of $3,394 and $3,411 at March 31, 2020 and December 31, 2019, respectively	3,306	3,313
Loans held for sale (includes $54,896 and $30,740 measured at fair value at March 31, 2020 and December 31, 2019, respectively)	186,937	168,222
Loans	1,446,835	1,420,102
Less allowance for loan losses	(20,114)	(12,604)
Loans, net	1,426,721	1,407,498
Premises and equipment, net	18,896	19,184
Restricted equity securities	13,573	13,689
Accrued interest receivable	5,786	5,792
Goodwill	37,510	37,510
Core deposit intangible, net	6,498	6,883
Other real estate owned, net	147	1,044
Other assets	62,548	59,668
Total assets	$2,072,585	$2,037,201
Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$442,789	$312,096
Interest-bearing	547,561	607,211
Savings and money market accounts	472,717	506,692
Time	300,642	303,452
Total deposits	1,763,709	1,729,451
Federal Home Loan Bank advances	10,000	10,000
Other liabilities	23,086	24,704
Total liabilities	1,796,795	1,764,155
Shareholders’ equity:
Common stock, voting, $1 par value; 20,000,000 shares authorized; 18,307,802 and 18,361,922 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	18,308	18,362
Additional paid-in capital	206,043	207,083
Retained earnings	46,648	46,218
Accumulated other comprehensive income, net of income tax	4,791	1,383
Total shareholders’ equity	275,790	273,046
Total liabilities and shareholders’ equity	$2,072,585	$2,037,201

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended
	March 31,
	2020	2019
Interest income:
Loans, including fees	$19,738	$20,592
Securities:
Taxable	1,174	1,346
Tax-exempt	321	377
Federal funds sold	—	19
Restricted equity securities	142	187
Interest-bearing deposits in financial institutions	363	446
Total interest income	21,738	22,967
Interest expense:
Interest-bearing deposits	1,901	1,594
Savings and money market accounts	1,551	1,718
Time deposits	1,481	1,813
Federal funds purchased	—	4
Securities sold under agreements to repurchase	—	5
Federal Home Loan Bank advances	144	831
Total interest expense	5,077	5,965
Net interest income	16,661	17,002
Provision for loan losses	7,553	886
Net interest income after provision for loan losses	9,108	16,116
Noninterest income:
Treasury management and other deposit service charges	775	798
Net gain on sale of securities	27	12
Tri-Net fees	599	641
Mortgage banking income	2,253	1,385
Wealth management fees	407	306
Interchange and debit card transaction fees	724	579
Other noninterest income	1,089	1,014
Total noninterest income	5,874	4,735
Noninterest expense:
Salaries and employee benefits	8,002	8,432
Data processing and software	1,864	1,474
Professional fees	636	543
Occupancy	820	883
Equipment	751	852
Regulatory fees	163	274
Merger related expenses	290	594
Amortization of intangibles	386	430
Other operating	1,299	1,243
Total noninterest expense	14,211	14,725
Income before income taxes	771	6,126
Income tax expense (benefit)	(575)	1,346
Net income	$1,346	$4,780
Per share information:
Basic net income per share of common stock	$0.07	$0.27
Diluted net income per share of common stock	$0.07	$0.25
Weighted average shares outstanding:
Basic	18,392,913	17,783,239
Diluted	18,443,725	18,830,933

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2020	2019
Net income	$1,346	$4,780
Other comprehensive income:
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during the period	4,203	3,264
Reclassification adjustment for gains included in net income	(27)	(12)
Tax effect	(1,021)	(850)
Net of tax	3,155	2,402
Unrealized losses on cash flow hedges:
Unrealized holding losses arising during the period	—	(241)
Reclassification adjustment for losses included in net income	253	197
Tax effect	—	54
Net of tax	253	10
Other comprehensive income	3,408	2,412
Comprehensive income	$4,754	$7,192

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands, except share data)

	Preferred	Common Stock, voting		Common Stock, nonvoting		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	stock	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	equity
Balance December 31, 2018	$878	17,592,160	$17,592	132,561	$133	$211,789	$27,303	$(3,316)	$254,379
Net issuance of restricted common stock	—	13,801	14	—	—	(182)	—	—	(168)
Stock-based compensation expense	—	—	—	—	—	344	—	—	344
Net exercise of common stock options	—	182,002	182	—	—	998	—	—	1,180
Repurchase of common stock	—	(155,400)	(155)	—	—	(2,276)	—	—	(2,431)
Common and preferred stock dividends declared ($0.04 per share)	—	—	—	—	—	—	(745)	—	(745)
Net income	—	—	—	—	—	—	4,780	—	4,780
Other comprehensive income	—	—	—	—	—	—	—	2,412	2,412
Balance March 31, 2019	$878	17,632,563	$17,633	132,561	$133	$210,673	$31,338	$(904)	$259,751
Balance December 31, 2019	$—	18,361,922	$18,362	—	$—	$207,083	$46,218	$1,383	$273,046
Net issuance of restricted common stock	—	73,098	73	—	—	(196)	—	—	(123)
Stock-based compensation expense	—	—	—	—	—	360	—	—	360
Net exercise of common stock options	—	20,582	21	—	—	85	—	—	106
Repurchase of common stock	—	(147,800)	(148)	—	—	(1,289)	—	—	(1,437)
Common and preferred stock dividends declared ($0.05 per share)	—	—	—	—	—	—	(916)	—	(916)
Net income	—	—	—	—	—	—	1,346	—	1,346
Other comprehensive income	—	—	—	—	—	—	—	3,408	3,408
Balance March 31, 2020	$—	18,307,802	$18,308	—	$—	$206,043	$46,648	$4,791	$275,790

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net income	$1,346	$4,780
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	7,553	886
Accretion of discounts on acquired loans and deferred fees	(297)	(559)
Depreciation and amortization	681	737
Net amortization of premiums on investment securities	180	205
Net gain on sale of securities	(27)	(12)
Mortgage banking income	(2,253)	(1,385)
Tri-Net fees	(599)	(641)
Net gain on sale of loans	(35)	(196)
Net gain on sale of other real estate owned	(37)	—
Stock-based compensation	360	344
Deferred income tax expense (benefit)	(2,692)	395
Origination of loans held for sale	(226,109)	(130,697)
Proceeds from loans held for sale	210,246	117,471
Cash payments arising from operating leases	(462)	(459)
Net increase in accrued interest receivable and other assets	(741)	(12,979)
Net increase (decrease) in accrued interest payable and other liabilities	(1,365)	7,718
Net cash used in operating activities	(14,251)	(14,392)
Cash flows from investing activities:
Activities in securities available-for-sale:
Purchases	(17,302)	(2,138)
Sales	6,043	9,722
Maturities, prepayments and calls	9,205	5,599
Net redemption (purchase) of restricted equity securities	116	(2,107)
Net increase in loans	(26,515)	(37,327)
Purchase of premises and equipment	(8)	(1,109)
Proceeds from sale of other real estate	1,005	—
Net cash used in investing activities	(27,456)	(27,360)
Cash flows from financing activities:
Net increase in deposits	34,258	108,794
Proceeds from Federal Home Loan Bank advances	680,000	65,000
Payments on Federal Home Loan Bank advances	(680,000)	(115,000)
Repurchase of common stock	(1,437)	(2,431)
Exercise of common stock options, net of repurchase of restricted shares	(17)	1,012
Common and preferred stock dividends paid	(916)	(745)
Net cash provided by financing activities	31,888	56,630
Net increase (decrease) in cash and cash equivalents	(9,819)	14,878
Cash and cash equivalents at beginning of period	101,269	105,443
Cash and cash equivalents at end of period	$91,450	$120,321
Supplemental disclosures of cash paid:
Interest paid	$5,189	$6,034
Income taxes	1,676	356
Supplemental disclosures of noncash transactions:
Transfer of loans to other real estate	$71	$50
Loans charged off to the allowance for loan losses	172	82

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the period ended March 31, 2020 include CapStar Financial Holdings, Inc. and its wholly owned subsidiary, CapStar Bank (the “Bank”, together referred to as the “Company”). Significant intercompany transactions and accounts are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes appearing in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, determination of impairment of intangible assets, including goodwill, the valuation of our investment portfolio, deferred tax assets and estimated liabilities.  There have been no significant changes to the Company’s critical accounting policies as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Subsequent Events

Accounting Standards Codification (“ASC”) 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated all events or transactions that occurred after March 31, 2020 through the date of the issued financial statements.

On April 24, 2020, the Company adopted articles of amendment to its charter whereby the total number of shares of capital stock which the Company has authority to issue was amended to 40,000,000 shares, of which 35,000,000 shares shall be common stock ($1.00 par value per share) and 5,000,000 shares shall be preferred stock ($1.00 par value per share). Aside from the changes to its authorized shares, no further amendments were made to the Company’s charter.

NOTE 2 – SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2020 and December 31, 2019 are summarized as follows (in thousands):

	March 31, 2020				December 31, 2019
	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value
Securities available-for-sale:
U. S. government agency securities	$11,620	$466	$—	$12,086	$10,421	$4	$(94)	$10,331
State and municipal securities	43,146	1,995	(9)	45,132	44,053	1,927	(20)	45,960
Mortgage-backed securities	136,506	5,215	(172)	141,549	137,305	1,834	(460)	138,679
Asset-backed securities	3,325	—	(282)	3,043	3,325	—	(128)	3,197
Other debt securities	17,254	358	(209)	17,403	14,839	141	(18)	14,962
Total	$211,851	$8,034	$(672)	$219,213	$209,943	$3,906	$(720)	$213,129
Securities held-to-maturity:
State and municipal securities	$3,306	$88	$—	$3,394	$3,313	$98	$—	$3,411
Total	$3,306	$88	$—	$3,394	$3,313	$98	$—	$3,411

Security fair values are established by an independent pricing service as of the dates indicated. The difference between amortized cost and fair value reflects current interest rates and represents the potential gain (loss) had the portfolio been liquidated on those dates. Security gains (losses) are realized only in the event of dispositions prior to maturity or other-than-temporary impairment. Securities with unrealized losses as of March 31, 2020 and December 31, 2019, and the length of time they were in continuous loss positions as of such dates are as follows (in thousands):

	Less than 12 months		12 months or more		Total
March 31, 2020	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
U. S. government agency securities	$—	$—	$—	$—	$—	$—
State and municipal securities	1,618	(3)	814	(6)	2,432	(9)
Mortgage-backed securities	9,324	(108)	1,644	(64)	10,968	(172)
Asset-backed securities	—	—	3,043	(282)	3,043	(282)
Other debt securities	1,974	(26)	1,320	(183)	3,294	(209)
Total temporarily impaired securities	$12,916	$(137)	$6,821	$(535)	$19,737	$(672)
December 31, 2019
U. S. government agency securities	$6,694	$(51)	$1,637	$(43)	$8,331	$(94)
State and municipal securities	2,356	(12)	814	(8)	3,170	(20)
Mortgage-backed securities	30,570	(136)	21,364	(324)	51,934	(460)
Asset-backed securities	—	—	3,197	(128)	3,197	(128)
Other debt securities	3,012	(16)	1,502	(2)	4,514	(18)
Total temporarily impaired securities	$42,632	$(215)	$28,514	$(505)	$71,146	$(720)

As noted in the table above, as of March 31, 2020, the Company had gross unrealized losses of $0.7 million in its investment securities portfolio. The unrealized losses associated with these investment securities are driven by changes in interest rates and are recorded as a component of equity. These investment securities will continue to be monitored as a part of our ongoing impairment analysis. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. If a shortfall in future cash flows is identified, a credit loss will be deemed to have occurred and will be recognized as a charge to earnings and a new cost basis for the security will be established.

Because the Company currently does not intend to sell any investment securities that have an unrealized loss at March 31, 2020, and it is not more-likely-than-not that we will be required to sell these investment securities before recovery of their amortized cost bases, which may be at maturity, we do not consider these securities to be other-than-temporarily impaired at March 31, 2020.

Securities with a carrying value of $69.3 million at March 31, 2020 were pledged to collateralize public deposits, derivative positions and Federal Home Loan Bank advances.

Results from sales of securities were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2020	March 31, 2019
Proceeds	$6,043	$9,722
Gross gains	35	70
Gross losses	(8)	(58)

The amortized cost and fair value of securities at March 31, 2020, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in less than one year	$11,692	$11,825	$880	$882
Due one to five years	29,953	30,859	2,426	2,512
Due five to ten years	29,209	30,740	—	—
Due beyond ten years	1,166	1,197	—	—
Mortgage-backed securities	136,506	141,549	—	—
Asset-backed securities	3,325	3,043	—	—
	$211,851	$219,213	$3,306	$3,394

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the loan portfolio as of March 31, 2020 and December 31, 2019 follows (in thousands):

	March 31, 2020	December 31, 2019
Commercial real estate	$544,822	$559,899
Consumer real estate	248,243	256,097
Construction and land development	141,087	143,111
Commercial and industrial	447,311	394,408
Consumer	27,739	28,426
Other	37,633	38,161
Total	1,446,835	1,420,102
Allowance for loan losses	(20,114)	(12,604)
	$1,426,721	$1,407,498

The adequacy of the allowance for loan losses (“ALL”) is assessed at the end of each quarter. The ALL includes a specific component related to loans that are individually evaluated for impairment and a general component related to loans that are segregated into homogenous pools and collectively evaluated for impairment.  The ALL factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics, which are adjusted by management to reflect current events, trends, and conditions. The adjustments include consideration of the following:  changes in lending policies and procedures, economic conditions, nature and volume of the portfolio, experience of lending management, volume and severity of past due loans, quality of the loan review system, value of underlying collateral for collateral dependent loans, concentrations, and other external factors. The Company’s evaluation of other external factors included consideration of the novel coronavirus (“COVID-19”) global pandemic and the resulting impact on the Company’s loan portfolio as of March 31, 2020, which is largely uncertain due to rapidly evolving conditions.

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

Loans not falling into the criteria above are considered to be pass-rated loans. The Company utilizes six loan grades within the pass risk rating.

The following tables present the loan balances by category as well as risk rating (in thousands):

	Non-impaired Loans
March 31, 2020	Pass	Special Mention	Substandard	Total Non-impaired	Total Impaired Loans	Total
Commercial real estate	$539,282	$909	$3,264	$543,455	$1,367	$544,822
Consumer real estate	245,617	497	1,133	247,247	996	248,243
Construction and land development	140,954	—	21	140,975	112	141,087
Commercial and industrial	419,247	18,380	6,332	443,959	3,352	447,311
Consumer	27,702	5	13	27,720	19	27,739
Other	37,633	—	—	37,633	—	37,633
Total	$1,410,435	$19,791	$10,763	$1,440,989	$5,846	$1,446,835
December 31, 2019
Commercial real estate	$551,929	$915	$4,438	$557,282	$2,617	$559,899
Consumer real estate	252,952	503	1,551	255,006	1,091	256,097
Construction and land development	142,978	—	16	142,994	117	143,111
Commercial and industrial	370,475	14,341	8,241	393,057	1,351	394,408
Consumer	28,382	6	15	28,403	23	28,426
Other	38,161	—	—	38,161	—	38,161
Total	$1,384,877	$15,765	$14,261	$1,414,903	$5,199	$1,420,102

None of the Company’s loans had a risk rating of “Doubtful” as of March 31, 2020 or December 31, 2019.

The following table details the changes in the ALL for the three months ended March 31, 2020 and 2019 (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Three Months Ended March 31, 2020
Balance, beginning of year	$3,599	$1,231	$2,058	$5,074	$222	$420	$12,604
Charged-off loans	(3)	—	—	(88)	(27)	(54)	(172)
Recoveries	—	2	—	102	19	6	129
Provision for loan losses	587	180	412	6,311	20	43	7,553
Balance, end of period	$4,183	$1,413	$2,470	$11,399	$234	$415	$20,114

Three Months Ended March 31, 2019
Balance, beginning of year	$3,309	$1,005	$2,431	$5,036	$105	$227	$12,113
Charged-off loans	—	—	—	—	(37)	(45)	(82)
Recoveries	6	3	—	2	18	13	42
Provision for loan losses	199	9	(65)	486	53	204	886
Balance, end of period	$3,514	$1,017	$2,366	$5,524	$139	$399	$12,959

A breakdown of the ALL and the loan portfolio by loan category at March 31, 2020 and December 31, 2019 follows (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
March 31, 2020
Allowance for Loan Losses:
Collectively evaluated for impairment	$4,183	$1,413	$2,397	$10,755	$234	$415	$19,397
Individually evaluated for impairment	—	—	73	644	—	—	717
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Balances, end of period	$4,183	$1,413	$2,470	$11,399	$234	$415	$20,114
Loans:
Collectively evaluated for impairment	$543,455	$247,247	$140,975	$443,959	$27,720	$37,633	$1,440,989
Individually evaluated for impairment	1,258	436	109	2,468	4	—	4,275
Acquired with deteriorated credit quality	109	560	3	884	15	—	1,571
Balances, end of period	$544,822	$248,243	$141,087	$447,311	$27,739	$37,633	$1,446,835

December 31, 2019
Allowance for Loan Losses:
Collectively evaluated for impairment	$3,599	$1,231	$2,058	$5,074	$222	$420	$12,604
Individually evaluated for impairment	—	—	—	—	—	—	—
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Balances, end of period	$3,599	$1,231	$2,058	$5,074	$222	$420	$12,604
Loans:
Collectively evaluated for impairment	$557,282	$255,006	$142,994	$393,057	$28,403	$38,161	$1,414,903
Individually evaluated for impairment	2,507	483	112	487	5	—	3,594
Acquired with deteriorated credit quality	110	608	5	864	18	—	1,605
Balances, end of period	$559,899	$256,097	$143,111	$394,408	$28,426	$38,161	$1,420,102

The following table presents the allocation of the ALL for each respective loan category with the corresponding percentage of the ALL in each category to total loans, net of deferred fees as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31, 2020		December 31, 2019
	Amount	Percent of total loans	Amount	Percent of total loans
Commercial real estate	$4,183	0.29%	$3,599	0.25%
Consumer real estate	1,413	0.10%	1,231	0.09%
Construction and land development	2,470	0.17%	2,058	0.14%
Commercial and industrial	11,399	0.79%	5,074	0.36%
Consumer	234	0.01%	222	0.02%
Other	415	0.03%	420	0.03%
Total allowance for loan losses	$20,114	1.39%	$12,604	0.89%

The following table presents the Company’s impaired loans that were evaluated for specific loss allowance as of March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020			December 31, 2019
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial real estate	$1,367	$1,430	$—	$2,617	$2,621	$—
Consumer real estate	996	1,226	—	1,091	1,327	—
Construction and land development	3	13	—	117	132	—
Commercial and industrial	1,028	1,862	—	1,351	2,173	—
Consumer	19	37	—	23	41	—
Other	—	—	—	—	—	—
Subtotal	3,413	4,568	—	5,199	6,294	—
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—
Consumer real estate	—	—	—	—	—	—
Construction and land development	109	114	73	—	—	—
Commercial and industrial	2,324	2,326	644	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	2,433	2,440	717	—	—	—
Total	$5,846	$7,008	$717	$5,199	$6,294	$—

The following presents information related to the average recorded investment and interest income recognized on impaired loans for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2020		March 31, 2019
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate	$2,044	$31	$1,381	$16
Consumer real estate	1,004	10	938	—
Construction and land development	3	—	8	—
Commercial and industrial	1,191	52	724	—
Consumer	20	1	39	—
Other	—	—	—	—
Subtotal	4,262	94	3,090	16
With an allowance recorded:
Commercial real estate	—	—	—	—
Consumer real estate	—	—	—	—
Construction and land development	110	—	—	—
Commercial and industrial	3,349	32	777	—
Consumer	—	—	—	—
Other	—	—	—	—
Subtotal	3,459	32	777	—
Total	$7,721	$126	$3,867	$16

There was no interest income recognized on a cash basis for impaired loans during the three months ended March 31, 2020 or 2019.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2020 and December 31, 2019 by class of loans (in thousands):

	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total	Loans Not
March 31, 2020	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial real estate	$214	$441	$58	$713	$544,109	$544,822
Consumer real estate	3,253	124	762	4,139	244,104	248,243
Construction and land development	1,051	—	—	1,051	140,036	141,087
Commercial and industrial	2,499	—	410	2,909	444,402	447,311
Consumer	45	21	6	72	27,667	27,739
Other	20	—	—	20	37,613	37,633
Total	$7,082	$586	$1,236	$8,904	$1,437,931	$1,446,835
December 31, 2019
Commercial real estate	$372	$—	$—	$372	$559,527	$559,899
Consumer real estate	3,642	474	643	4,759	251,338	256,097
Construction and land development	653	15	—	668	142,443	143,111
Commercial and industrial	1,277	8	440	1,725	392,683	394,408
Consumer	67	—	33	100	28,326	28,426
Other	—	—	—	—	38,161	38,161
Total	$6,011	$497	$1,116	$7,624	$1,412,478	$1,420,102

The following table presents the recorded investment in non-accrual loans, past due loans over 89 days and accruing and troubled debt restructurings (“TDR”) by class of loans as of March 31, 2020 and December 31, 2019 (in thousands):

		Past Due Over 89	Troubled Debt
	Non-Accrual	Days and Accruing	Restructurings
March 31, 2020
Commercial real estate	$—	$58	$1,256
Consumer real estate	844	291	—
Construction and land development	112	—	—
Commercial and industrial	2,691	50	50
Consumer	11	—	—
Other	—	—	—
Total	$3,658	$399	$1,306

December 31, 2019
Commercial real estate	$—	$—	$2,446
Consumer real estate	894	12	—
Construction and land development	117	—	—
Commercial and industrial	440	—	271
Consumer	13	26	—
Other	—	—	—
Total	$1,464	$38	$2,717

As of March 31, 2020 and December 31, 2019, all loans classified as nonperforming were deemed to be impaired.

As of March 31, 2020 and December 31, 2019, the Company had a recorded investment in TDR of $1.3 million and $2.7 million, respectively.  The Company had no specific allowance for those loans at March 31, 2020 or December 31, 2019 and there were no commitments to lend additional amounts.  Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Bank’s loan policy.  Loans accounted for as TDR are individually evaluated for impairment. In accordance with interagency guidance, short term deferrals granted due to the COVID-19 pandemic are not considered TDRs unless the borrower was experiencing financial difficulty prior to the pandemic.

There were no new TDR identified during the three months ended March 31, 2020 or 2019. There were no TDR for which there was a payment default within twelve months following the modification during the three months ended March 31, 2020 or 2019.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

Acquired Loans

The following table presents changes in the carrying value of purchased credit impaired (“PCI”) loans (in thousands):

Three Months Ended
March 31, 2020
Balance at beginning of period	$1,605
Change due to payments received and accretion	(34)
Change due to loan charge-offs	—
Other	—
Balance at end of period	$1,571

The following table presents changes in the accretable yield for PCI loans (in thousands):

Three Months Ended
March 31, 2020
Balance at beginning of period	$915
Accretion	(34)
Reclassification from (to) nonaccretable difference	—
Other, net	(4)
Balance at end of period	$877

PCI loans had no impact on the ALL for the three months ended March 31, 2020 or 2019.

NOTE 4 – PREMISES AND EQUIPMENT

The Company leases certain premises and equipment under operating leases.  At March 31, 2020, the Company had lease liabilities totaling $12.2 million and right-of-use assets totaling $11.4 million related to these leases.  Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively.  For the three months ended March 31, 2020, the weighted average remaining lease term for operating leases was 10.2 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.52%.

Lease costs were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$478	$482
Short-term lease cost	—	—
Variable lease cost	—	—
Total lease cost	$478	$482

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the three months ended March 31, 2020 or 2019.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows (in thousands):

March 31, 2020
Lease payments due:
2020	$1,174
2021	1,590
2022	1,476
2023	1,425
2024	1,130
2025 and thereafter	7,710
Total undiscounted cash flows	14,505
Discount on cash flows	(2,333)
Total lease liability	$12,172

NOTE 5 – FEDERAL HOME LOAN BANK ADVANCES

The Company had outstanding borrowings totaling $10.0 million at March 31, 2020 and December 31, 2019, respectively, via various advances. These advances are non-callable; interest payments are due monthly, with principal due at maturity.

The following is a summary of the contractual maturities and average effective rates of outstanding advances (dollars in thousands):

	March 31, 2020		December 31, 2019
Year	Amount	Interest Rates	Amount	Interest Rates
2020	$10,000	1.37%	$10,000	2.05%
2021	—	—	—	—
2022	—	—	—	—
2023	—	—	—	—
2024	—	—	—	—
Thereafter	—	—	—	—
Total	$10,000	1.37%	$10,000	2.05%

Advances from the FHLB are collateralized by investment securities with a market value of $3.2 million, FHLB stock and certain commercial and residential real estate mortgage loans totaling $663.5 million under a blanket mortgage collateral agreement.  At March 31, 2020, the amount of available credit from the FHLB totaled $195.4 million.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods ended March 31, 2020 and 2019 (in thousands):

		Unrealized Gains
	Gains and	and Losses
	Losses on	on Available
	Cash Flow	for Sale
Three Months Ended March 31, 2020	Hedges	Securities	Total
Beginning Balance	$(2,679)	$4,062	$1,383
Other comprehensive income before reclassification	—	3,175	3,175
Amounts reclassified from accumulated other comprehensive income	253	(20)	233
Net current period other comprehensive income	253	3,155	3,408
Ending Balance	$(2,426)	$7,217	$4,791

Three Months Ended March 31, 2019
Beginning Balance	$(2,636)	$(680)	$(3,316)
Other comprehensive income before reclassification	(178)	2,411	2,233
Amounts reclassified from accumulated other comprehensive income	188	(9)	179
Net current period other comprehensive income	10	2,402	2,412
Ending Balance	$(2,626)	$1,722	$(904)

The following were significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months	Three Months	Affected Line Item
Details about Accumulated Other	Ended	Ended	in the Statement Where
Comprehensive Income Components	March 31, 2020	March 31, 2019	Net Income is Presented

Realized losses on cash flow hedges	$(201)	$(110)	Interest expense - money market
	(52)	(87)	Interest expense - Federal Home Loan Bank advances
	—	9	Income tax benefit
	$(253)	$(188)	Net of tax

Realized gains on available-for-sale securities	$27	$12	Net gain on sale of securities
	(7)	(3)	Income tax expense
	$20	$9	Net of tax

NOTE 7 – INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2020 was -74.6% compared to 22.0% for the three months ended March 31, 2019.

The effective tax rate compared favorably to the statutory federal rate of 21% and Tennessee excise tax rate of 6.5% primarily due to the enactment of new Net Operating Loss (“NOL”) provisions under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES act permits NOL’s arising in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back five taxable years. This enabled the Company to carry back losses incurred during the taxable year 2018 to prior years with a higher statutory tax rate, creating a permanent tax rate benefit. As a result, the Company recorded an income tax benefit of $0.8 million related to the permanent tax rate benefit during the period ended March 31, 2020.  In addition to the permanent tax rate benefit, the effective tax rate compared favorably to the statutory rate due to investments in qualified municipal securities, company owned life insurance, state tax credits, net of the effect of certain non-deductible expenses and the recognition of excess tax benefits related to stock compensation.

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

The following table sets forth outstanding financial instruments whose contract amounts represent credit risk as of March 31, 2020 and December 31, 2019 (in thousands):

	Contract or notional amount
	March 31, 2020	December 31, 2019
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$657,182	$672,933
Standby letters of credit	9,893	9,634
Total	$667,075	$682,567

The Company is party to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims as of March 31, 2020, will not have a material impact on the financial statements of the Company.

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

Interest Rate Swaps Designated as Cash Flow Hedges

There were no interest rate swaps designated as cash flow hedges as of March 31, 2020 and December 31, 2019. The Company terminated an interest rate swap during 2019, which resulted in a termination fee of $1.5 million. Cash flow swaps that have been terminated resulting in cash settlement equal to previously unrealized gains or losses are included in accumulated other comprehensive income and are being amortized to net income over the remaining contractual terms of the swaps.

Other Interest Rate Swaps

The Company enters into swaps to facilitate customer transactions and meet their financing needs.  Upon entering into these transactions the Company enters into offsetting positions with large U.S. financial institutions in order to minimize risk to the Company. A summary of the Company’s customer related interest rate swaps was as follows (in thousands):

	March 31, 2020		December 31, 2019
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$44,670	$(2,684)	$45,053	$(926)
Pay variable/receive fixed swaps	44,670	2,684	45,053	926
Total	$89,340	$—	$90,106	$—

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

The net gains (losses) relating to mortgage banking derivative instruments included in mortgage banking income were as follows (dollars in thousands):

Three Months Ended
March 31, 2020
Mortgage loan interest rate lock commitments	$1,192
Mortgage-backed securities forward sales commitments	(1,687)
Total	$(495)

There were no gains or losses relating to mortgage banking derivative instruments for the three months ended March 31, 2019.

The amount and fair value of mortgage banking derivatives included in the consolidated balance sheets was as follows (dollars in thousands):

	March 31, 2020		December 31, 2019
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Included in other assets:
Mortgage loan interest rate lock commitments	$118,310	$1,840	$44,694	$648
Included in other liabilities:
Mortgage-backed securities forward sales commitments	$85,500	$1,836	$38,500	$148

NOTE 10 – STOCK OPTIONS AND RESTRICTED SHARES

During 2008, the board of directors of the Bank approved the CapStar Bank 2008 Stock Incentive Plan. Following the formation of CapStar Financial Holdings, Inc. in 2016, and in connection with the Share Exchange, the outstanding awards of restricted stock and stock options under the CapStar Bank 2008 Stock Incentive Plan were exchanged for similar awards of restricted stock and stock options issued by CapStar Financial Holdings, Inc. under the CapStar Financial Holdings, Inc. Stock Incentive Plan (the “Plan”), which the board of directors adopted in 2016. The Stock Incentive Plan provides for the grant of stock-based incentives, including stock options, restricted stock units, performance awards and restricted stock, to employees, directors and service providers that are subject to forfeiture until vesting conditions have been satisfied by the award recipient under the terms of the award.  The Plan is intended to help align the interests of employees and our shareholders and reward our employees for improved Company performance.  The Plan reserved 1,569,475 shares of stock for issuance of stock incentives. Stock incentives include both restricted share and stock option grants.  During 2018, the board of directors approved the addition of 400,000 shares of stock for issuance of stock incentives under the Plan.  Total shares issuable under the plan were 301,921 at March 31, 2020.

The Company has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Stock-based compensation expense before income taxes	$360	$344
Less: deferred tax benefit	(94)	(90)
Reduction of net income	$266	$254

Restricted Shares

Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The fair value of each restricted stock grant is based on valuations performed by independent consultants. The recipients have the right to vote and receive dividends but cannot sell, transfer, assign, pledge, hypothecate, or otherwise encumber the restricted stock until the shares have vested. Restricted shares fully vest on the third anniversary of the grant date.  A summary of the changes in the Company’s nonvested restricted shares for the three months ended March 31, 2020 follows:

		Weighted
		Average
	Restricted	Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at beginning of period	84,697	$17.44
Granted	83,493	14.42
Vested	(41,886)	16.61
Forfeited	(2,657)	15.66
Nonvested at end of period	123,647	$15.72

As of March 31, 2020, there was $1.5 million of unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the three months ended March 31, 2020 and 2019 was $0.6 million and $0.8 million, respectively.

Stock Options

Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant.  Option awards generally have a three year vesting period and a ten year contractual term.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model.  There were no options granted in 2020. The Company granted 50,000 options during 2019.

The fair value of options granted during 2019 was determined using the following weighted average assumptions as of the grant date.

2019
Dividend yield	1.35%
Expected term (in years)	6.50
Expected stock price volatility	29.55%
Risk-free interest rate	2.25%

A summary of the activity in stock options for the three months ended March 31, 2020 follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at beginning of period	271,202	$11.22
Granted	—	—
Exercised	(24,613)	6.75
Forfeited or expired	(20,000)	10.92
Outstanding at end of period	226,589	$11.73	5.4
Fully vested and expected to vest	226,589	$11.73	5.4
Exercisable at end of period	176,589	$10.85	4.4

Information related to stock options during each year follows:

	2020	2019
Intrinsic value of options exercised	$188,662	$1,733,087
Cash received from option exercises	105,847	1,179,923
Tax benefit realized from option exercises	16,524	15,411
Weighted average fair value of options granted	—	—

As of March 31, 2020, there was $0.2 million of unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 2.1 years.

NOTE 11 – REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by the Federal Reserve and the Bank is also subject to the regulatory capital requirements of the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that could, in that event, have a material adverse effect on the institutions’ financial statements. The relevant regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting principles. The capital classifications of the Company and the Bank are also subject to qualitative judgments by their regulators about components, risk weightings, and other factors. Those qualitative judgments could also affect the capital status of the Company and the Bank and the amount of dividends the Company and the Bank may distribute. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of March 31, 2020, the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

The Company’s and the Bank’s capital amounts and ratios as of March 31, 2020 and December 31, 2019 are presented in the following table (dollars in thousands).

	Actual		Minimum capital requirement (1)		Minimum to be well-capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2020:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$245,991	13.68%	$143,806	8.00%	N/A	N/A
CapStar Bank	234,048	13.02	143,757	8.00	$179,696	10.00
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	225,698	12.56	107,854	6.00	N/A	N/A
CapStar Bank	213,755	11.90	107,818	6.00	143,757	8.00
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	225,698	12.56	80,891	4.50	N/A	N/A
CapStar Bank	197,255	10.98	80,863	4.50	116,802	6.50
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	225,698	11.23	80,379	4.00	N/A	N/A
CapStar Bank	213,755	10.64	80,346	4.00	100,432	5.00
At December 31, 2019:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$237,857	13.45%	$141,436	8.00%	N/A	N/A
CapStar Bank	224,443	12.70	141,388	8.00	$176,735	10.00
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	225,074	12.73	106,077	6.00	N/A	N/A
CapStar Bank	211,660	11.98	106,041	6.00	141,388	8.00
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	225,074	12.73	79,558	4.50	N/A	N/A
CapStar Bank	195,160	11.04	79,531	4.50	114,878	6.50
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	225,074	11.37	79,201	4.00	N/A	N/A
CapStar Bank	211,660	10.70	79,150	4.00	98,938	5.00

(1)

For the calendar year 2020, the Company must maintain a capital conservation buffer of Tier 1 common equity capital in excess of minimum risk-based capital ratios by at least 2.5% to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

(2)

For the Company to be well-capitalized, the Bank must be well-capitalized and the Company must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve to meet and maintain a specific capital level for any capital measure.

NOTE 12 – EARNINGS PER SHARE

The following is a summary of the basic and diluted earnings per share calculation for the three months ended March 31, 2020 and 2019 (in thousands except share data):

	Three Months Ended
	March 31,
	2020	2019
Basic net income per share calculation:
Numerator – Net income	$1,346	$4,780
Denominator – Average common shares outstanding	18,392,913	17,783,239
Basic net income per share	$0.07	$0.27
Diluted net income per share calculation:
Numerator – Net income	$1,346	$4,780
Denominator – Average common shares outstanding	18,392,913	17,783,239
Dilutive shares contingently issuable	50,812	1,047,694
Average diluted common shares outstanding	18,443,725	18,830,933
Diluted net income per share	$0.07	$0.25

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

Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on at least a quarterly basis for additional impairment and adjusted in accordance with the loan policy. The Company had no impaired loans carried at fair value at December 31, 2019.

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Appraisals may be adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and/or management’s expertise and knowledge of the collateral. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.  The Company had no other real estate owned carried at fair value at March 31, 2020 or December 31, 2019.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair value measurements at March 31, 2020
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. government-sponsored agencies	$12,086	$—	$12,086	$—
Obligations of states and political subdivisions	45,132	—	45,132	—
Mortgage-backed securities-residential	141,549	—	141,549	—
Asset-backed securities	3,043	—	3,043	—
Other debt securities	17,403	—	17,403	—
Loans held for sale	54,896	—	54,896	—
Derivative assets:
Non-hedging derivatives:
Interest rate swaps - customer related	2,684	—	2,684	—
Mortgage loan interest rate lock commitments	1,840	—	—	1,840
Liabilities:
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps - customer related	(2,684)	—	(2,684)	—
Mortgage-backed securities forward sales commitments	(1,836)	—	(1,836)	—

	Fair value measurements at December 31, 2019
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. government-sponsored agencies	$10,331	$—	$10,331	$—
Obligations of states and political subdivisions	45,960	—	45,960	—
Mortgage-backed securities-residential	138,679	—	138,679	—
Asset-backed securities	3,197	—	3,197	—
Other debt securities	14,962	—	14,962	—
Loans held for sale	30,740	—	30,740	—
Derivative assets:
Non-hedging derivatives:
Interest rate swaps - customer related	926	—	926	—
Mortgage loan interest rate lock commitments	648	—	—	648
Liabilities:
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps - customer related	(926)	—	(926)	—
Mortgage-backed securities forward sales commitments	(148)	—	(148)	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Mortgage Loan Interest Rate
	Lock Commitments
	2020	2019

Balance of recurring Level 3 assets at January 1st	$648	$—
Total gains or losses for the period:
Included in mortgage banking income	1,192	—
Balance of recurring Level 3 assets at March 31st	$1,840	$—

The following table presents quantitative information about recurring Level 3 fair value measurements (dollars in thousands):

				Range
	Fair	Valuation		(Weighted-
March 31, 2020	Value	Technique(s)	Unobservable Input(s)	Average)
Assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	$1,840	Consensus pricing	Origination pull-through rate	48% - 98% (76%)

				Range
	Fair	Valuation		(Weighted-
December 31, 2019	Value	Technique(s)	Unobservable Input(s)	Average)
Assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	$648	Consensus pricing	Origination pull-through rate	68% - 95% (83%)

Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):  There were no assets measured at fair value on a nonrecurring basis at December 31, 2019.

Fair value measurements at March 31, 2020
Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(level 1)	(level 2)	(level 3)
Assets:
Impaired loans:
Construction and land development	$36	—	—	36
Commercial and industrial	$1,682	—	—	1,682

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis (dollars in thousands):

	Fair	Valuation		Weighted-
March 31, 2020	Value	Technique(s)	Unobservable Input(s)	Average
Impaired loans:
Construction and land development	$36	Sales comparison approach	Appraisal discounts	10%
Commercial and industrial	$1,682	Discounted cash flow method	Scheduled cash collection, discount rate	7%

Fair Value of Financial Instruments

The carrying value and estimated fair values of the Bank’s financial instruments at March 31, 2020 and December 31, 2019 were as follows (in thousands):

	March 31, 2020		December 31, 2019
	Carrying		Carrying		Fair value
	amount	Fair value	amount	Fair value	level of input
Financial assets:
Cash and due from banks, interest-bearing deposits in financial institutions	$91,450	$91,450	$101,094	$101,094	Level 1
Federal funds sold	—	—	175	175	Level 1
Securities available-for-sale	219,213	219,213	213,129	213,129	Level 2
Securities held-to-maturity	3,306	3,394	3,313	3,411	Level 2
Loans held for sale	186,937	188,588	168,222	169,072	Level 2
Restricted equity securities	13,573	N/A	13,689	N/A	N/A
Loans	1,446,835	1,459,047	1,420,102	1,414,757	Level 3
Accrued interest receivable	5,786	5,786	5,792	5,792	Level 2
Other assets	39,546	39,546	36,393	36,393	Level 2 / Level 3
Financial liabilities:
Deposits	1,763,709	1,766,699	1,729,451	1,730,206	Level 3
Federal Home Loan Bank advances	10,000	10,029	10,000	10,014	Level 2
Other liabilities	2,684	2,684	1,394	1,394	Level 3

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a)	Cash and Due from Banks, Interest-Bearing Deposits in Financial Institutions

For these short‑term instruments, the carrying amount is a reasonable estimate of fair value.

(b)	Federal Funds Sold

Federal funds sold clear on a daily basis. For this reason, the carrying amount is a reasonable estimate of fair value.

(c)	Restricted Equity Securities

It is not practical to determine the fair value of restricted securities due to restrictions placed on their transferability.

(d)	Loans

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our financial condition at March 31, 2020 and December 31, 2019 and our results of operations for the three months ended March 31, 2020 and 2019.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere in this Report and our Annual Report on Form 10-K for the year ended December 31, 2019.  Annualized results for interim periods may not be indicative of results for the full year or future periods.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our current expectations.  Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Report and the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. We assume no obligation to update any of these forward-looking statements except to the extent required by applicable law.

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

Overview

We completed the first three months of 2020 with net income of $1.3 million, or 71.8% less than the comparable period of 2019. Fully diluted net income per share of common stock for the first three months of 2020 was $0.07, compared with $0.25 for the same period in 2019. Annualized return on average assets was 0.26% for the first three months of 2020 compared to 0.97% for the same period in 2019. Average loans for the first three months of 2020 were $1.4 billion, a 2.8% decrease over the comparable period of 2019. Average deposits for the first three months of 2020 were $1.7 billion, a 9.3% increase over the comparable period of 2019.

The recent outbreak of a novel coronavirus (“COVID-19”) has resulted in a global pandemic causing the extended shutdown of certain businesses in the region. The recent developments including the extent of the virus’s spread and the measures, such as quarantines and travel restrictions, taken to contain such spread has adversely affected economic conditions in the United States generally and our markets in particular. While the impact of COVID-19 on the economy, the Company and its clients is evolving rapidly and its future effects are uncertain, management is actively monitoring the situation and taking necessary actions to adjust operations to protect the health and well-being of employees and clients. Despite the uncertainty the Company is well positioned to continue delivering on its strategic initiatives in a responsible manner by prioritizing things such as business continuity, liquidity management and maintaining an adequate allowance for loan losses.

The Company has taken a proactive approach to protecting our team members and their families as a result of COVID-19. The Company was an early adopter of a work from home strategy having previously made significant investments in laptops, virtual private network access, and bandwidth. Through its business continuity procedures, employees tested remote access the first week of March and all non-financial center employees have been working remotely since March 11. Bi-weekly all-employee calls are being conducted to ensure the health of employees, discuss the state of operations, and ensure we are providing the best possible client service and support during this challenging time. Additionally, non-essential business travel has been suspended and company-wide cleaning efforts have been enhanced.

As of March 23, 2020 and until further notice, the Company expanded its social distancing practice by modifying the operations of its financial center network to support the efforts of public health authorities and to help curtail the spread of COVID-19. The Company is temporarily redirecting financial centers to its digital channels, drive-thrus, and ATMs which can handle most financial transactions.

While the ultimate impact of the COVID-19 pandemic is largely uncertain, based on an initial assessment of the impact to our loan portfolio we increased our allowance for loan losses through a provision for loan losses of $7.6 million during the first quarter of 2020. Additionally, in an effort to provide relief to clients most impacted by the pandemic, CapStar Bank proactively offered a 90-day full deferment of all loan payments to CapStar borrowers that were less than 30 days past due. As a result, approximately 114 loans (representing approximately $40.3 million in outstanding loan balances) were approved for payment deferment as of March 31, 2020. Subsequent to March 31, 2020 CapStar Bank has continued to assist clients through its payment deferment program. As of May 1, 2020, a total of 663 loans (representing approximately $451.7 million in outstanding loan balances) had been approved for payment deferment. CapStar Bank has also been actively involved in assisting clients apply for loans under the SBA’s Paycheck Protection Program (“PPP”). Although no PPP loans had been funded as of March 31, 2020, we have subsequently approved approximately 1,530 PPP loans or $236.3 million through April 28, 2020. As the pandemic continues, we will continue to assess the impact on our market. While it is likely losses will materialize in the future, we continue to proactively work with our clients and evaluate the potential impact of the pandemic on them and us.

Furthermore, we currently do not anticipate a significant adverse liquidity impact related to the COVID-19 pandemic. Nonetheless, the Company has a comprehensive contingency funding plan that addresses potential adverse liquidity events and emergency cash flow requirements that may arise from the COVID-19 pandemic. See further discussion regarding the Company’s management of liquidity risk in the subsequent section titled ‘Liquidity’.

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

Net interest income decreased $0.3 million, or 2.0%, for the first three months of 2020, compared with the same period in 2019. Net interest margin decreased to 3.50% for the first three months of 2020, compared with 3.75% for the same period of 2019. The negative effects of decreased yields on earning assets were partially offset by the positive effect of decreasing deposit costs.

Provision for loan losses was $7.6 million in 2020 compared to $0.9 million in 2019, a 752.5% increase. Net charge-offs for the three months ended March 31, 2020 were $43 thousand compared to $40 thousand for the comparable period of 2019. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for the estimated probable inherent losses on outstanding loans.  Our allowance for loan losses at March 31, 2020 was 1.39% of total loans, compared with 0.89% of total loans at December 31, 2019.

Total non-interest income in the first three months of 2020 increased $1.1 million, or 24.1%, compared with the same period in 2019, and comprised 21% of total revenues.

Total non-interest expense for the first three months of 2020 decreased $0.5 million, or 3.5%, compared with the same period in 2019. Our efficiency ratio for the first three months of 2020 was 63.1% compared to 67.7% for the same period in 2019.

Our effective tax rate decreased to -74.6% for the first three months of 2020 from 22.0% for the same period in 2019. The decrease in the effective tax rate is largely the result of the enactment of new provisions under the CARES Act. The CARES act permits NOL’s arising in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back 5 taxable years. This enabled the Company to carry back losses incurred during the taxable year 2018 to prior years with a higher statutory tax rate, creating a permanent tax rate benefit. As a result, we recorded an income tax benefit of $0.8 million related to the permanent tax rate benefit during the period ended March 31, 2020. We also implemented new strategies during the period, including the establishment of a Real Estate Investment Trust subsidiary, which also contributed to a lower effective tax rate.

Tangible common equity, a non-GAAP measure, is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. Our ratio of tangible common equity to total tangible assets was 11.43% as of March 31, 2020, compared with 11.47% at December 31, 2019. See “—Non-GAAP Financial Measures” for a discussion of and reconciliation to the most directly comparable U.S. GAAP measure.

The following sections provide more details on subjects presented in this overview.

(a)	Results of Operations

The following is a summary of our results of operations:

			2020 - 2019
	Three months ended		Percent
	March 31,		Increase
	2020	2019	(Decrease)
Interest income	$21,738	$22,967	(5.4)%
Interest expense	5,077	5,965	(14.9)%
Net interest income	16,661	17,002	(2.0)%
Provision for loan losses	7,553	886	752.5%
Net interest income after provision for loan losses	9,108	16,116	(43.5)%
Noninterest income	5,874	4,735	24.1%
Noninterest expense	14,211	14,725	(3.5)%
Net income before income taxes	771	6,126	(87.4)%
Income tax expense (benefit)	(575)	1,346	(142.7)%
Net income	$1,346	$4,780	(71.8)%

Basic net income per share of common stock	$0.07	$0.27	(74.1)%
Fully diluted net income per share of common stock	$0.07	$0.25	(72.0)%

Annualized return on average assets and annualized return on average shareholders’ equity were 0.26% and 1.94%, respectively, for the first quarter of 2020, compared with 0.97% and 7.54%, respectively, for the same period in 2019.

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

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three months ended March 31, 2020 and 2019:

	For the Three Months Ended March 31,
	2020			2019
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$1,421,256	$18,019	5.10%	$1,461,696	$19,787	5.49%
Loans held for sale	180,401	1,719	3.83%	66,880	805	4.88%
Securities:
Taxable investment securities (2)	181,649	1,316	2.90%	195,191	1,533	3.14%
Investment securities exempt from federal income tax (3)	44,888	321	3.62%	56,440	377	3.38%
Total securities	226,537	1,637	3.04%	251,631	1,910	3.20%
Cash balances in other banks	96,004	363	1.52%	66,335	446	2.73%
Funds sold	71	—	2.80%	2,079	19	3.73%
Total interest-earning assets	1,924,269	21,738	4.56%	1,848,621	22,967	5.06%
Noninterest-earning assets	135,037			139,857
Total assets	$2,059,306			$1,988,478
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$613,855	1,901	1.25%	$434,151	1,594	1.49%
Savings and money market deposits	500,117	1,551	1.25%	489,989	1,718	1.42%
Time deposits	297,694	1,481	2.00%	375,065	1,813	1.96%
Total interest-bearing deposits	1,411,666	4,933	1.41%	1,299,205	5,125	1.60%
Borrowings and repurchase agreements	20,989	144	2.77%	119,301	840	2.85%
Total interest-bearing liabilities	1,432,655	5,077	1.43%	1,418,506	5,965	1.71%
Noninterest-bearing deposits	323,969			289,111
Total funding sources	1,756,624			1,707,617
Noninterest-bearing liabilities	24,132			23,756
Shareholders’ equity	278,550			257,105
Total liabilities and shareholders’ equity	$2,059,306			$1,988,478
Net interest spread (4)			3.14%			3.36%
Net interest income/margin (5)		$16,661	3.50%		$17,002	3.75%

(1)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)	Taxable investment securities include restricted equity securities.
(3)	Yields on tax exempt securities are shown on a tax equivalent basis.
(4)	Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.
(5)	Net interest margin is annualized net interest income calculated on a tax equivalent basis divided by total average interest-earning assets for the period.

Our net interest margin was 3.50% and 3.75% for the first quarter of 2020 and 2019, respectively. The decrease in net interest margin was primarily due to declining yields on earning assets partially offset by declining deposit costs.

For the first quarter of 2019 and 2020, average loan yields decreased from 5.49% to 5.10% which was primarily driven by decreases in short-term interest rate indexes affecting the variable rate portion of our loan portfolio.  From December 31, 2018 to March 31, 2020, the LIBOR – 1 month interest rate decreased from 2.50% to 0.99%.  Similarly, the Bank Prime Loan Rate decreased from 5.50% to 3.25% over the same time period. Approximately 53% of our loan portfolio at March 31, 2020 is variable in nature.

Average security yields decreased from 3.20% to 3.04% for 2019 and 2020, respectively, primarily due to decreases in the LIBOR rate on the variable rate portion of our securities portfolio.  The resulting yield on average interest-earning assets decreased 50 basis points for 2020 compared to 2019.

Average funding sources increased 2.9% from 2019 to 2020. The primary driver of our increased funding sources was growth in our average deposits of 9.28% from 2019 to 2020 which was primarily driven by continued growth in our target markets and an enhanced focus on our deposit strategy. Average non-interest bearing deposits increased 12.1% from 2019 to 2020.

The average rate paid on interest-bearing liabilities was 1.43% for 2020 compared to 1.71% for 2019.  The majority of this decrease was due to decreases in the Fed Funds rate. The Fed Funds rate decreased from 2.40% at December 31, 2018 to 0.09% at March 31, 2020. We passed along a portion of this 231 basis point rate decrease to our clients.

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

At March 31, 2020, our EAR static simulation results indicated that our balance sheet is asset sensitive to parallel shifts in interest rates. This indicates that our assets generally reprice faster than our liabilities, which results in a favorable impact to net interest income when market interest rates increase. Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity and decay rates, and key rate drivers. Because of the inherent use of these estimates and assumptions in the model, our actual results may, and most likely will, differ from our static EAR results. In addition, static EAR results do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates or client behavior. For example, as part of our asset/liability management strategy, management has the ability to increase asset duration and/or decrease liability duration in order to reduce asset sensitivity, or to decrease asset duration and/or increase liability duration in order to increase asset sensitivity.

The following table illustrates the results of our EAR analysis to determine the extent to which our net interest income over the next 12 months would change if prevailing interest rates immediately increased or decreased by the specified amounts.

Net interest income change
Increase 200bp	4.5%
Increase 100bp	2.0
Decrease 100bp	(8.3)
Decrease 200bp	(7.2)

Provision for Loan Losses

Our policy is to maintain an allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses, which is a charge to earnings, is decreased by charge-offs and increased by loan recoveries. Our allowance for loan losses as a percentage of total loans was 1.39% and 0.89% at March 31, 2020 and December 31, 2019, respectively.

The provision for loan losses amounted to $7.6 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively. Provision expense is impacted by the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs.

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at March 31, 2020. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise.

There are factors beyond our control, such as conditions in the local and national economy, local real estate markets, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting increase in our provision for loan losses could be material. Based on an initial assessment of the impact of the COVID-19 pandemic to our loan portfolio we increased our allowance for loan losses through a provision for loan losses of $7.6 million during the first quarter of 2020.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

			2020 - 2019
	Three months ended		Percent
	March 31,		Increase
	2020	2019	(Decrease)
Noninterest income:
Treasury management and other deposit service charges	$775	$798	(2.9)%
Net gain on sale of securities	27	12	125.0%
Tri-Net fees	599	641	(6.6)%
Mortgage banking income	2,253	1,385	62.7%
Wealth management fees	407	306	33.0%
Interchange and debit card transaction fees	724	579	25.0%
Other noninterest income	1,089	1,014	7.4%
Total noninterest income	$5,874	$4,735	24.1%

The slight decrease in treasury management and other deposit service charges for the three months ended March 31, 2020 compared to the same period in 2019 was driven primarily by transaction volume, which can fluctuate throughout and from period to period.

Tri-Net fees represent a line of business which originates and sells commercial real estate loans to third-party investors.  All of these loan sales transfer servicing rights to the buyer.  The volume of loan sales fluctuates from period to period based on various factors, including, but not limited to, market conditions and our need for liquidity.

Mortgage banking income consists of mortgage fee income from the origination and sale of mortgage loans.  These mortgage fees are for loans originated in our markets that are subsequently sold to third-party investors.  Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Mortgage banking income increased 62.7% from 2019 to 2020 primarily due to a significantly higher volume of originations. Additionally, during the second quarter of 2019, we implemented a hedging program for residential mortgage loans originated with the intent to sell.  In connection with this program, we elected the fair value option for this portfolio.  The fair value adjustments for applicable loans held for sale and related derivative instruments at March 31, 2020 resulted in a $0.6 million decrease to mortgage banking income for 2020 when compared to 2019.

Wealth management fees are derived from advisory services offered to specific customers. The increase in wealth management fees for the three months ended March 31, 2020 compared to the same period in 2019 was mostly driven by transaction volume, which can fluctuate from period to period.

The increase in interchange and debit card transaction fees is due to the continued growth in the Company’s deposit base and consequent transaction volume.

Other noninterest income primarily consists of loan related fees and income from bank owned life insurance. The increase of $0.1 million from 2019 to 2020 was primarily due to organic growth.

Noninterest Expense

The following table presents the primary components of noninterest expense for the periods indicated.

			2020 - 2019
	Three Months Ended		Percent
	March 31,		Increase
	2020	2019	(Decrease)
Noninterest expense:
Salaries and employee benefits	$8,002	$8,432	(5.1)%
Data processing and software	1,864	1,474	26.5%
Professional fees	636	543	17.1%
Occupancy	820	883	(7.1)%
Equipment	751	852	(11.9)%
Regulatory fees	163	274	(40.5)%
Merger related expenses	290	594	(51.2)%
Amortization of intangibles	386	430	(10.2)%
Other operating	1,299	1,243	4.5%
Total noninterest expense	$14,211	$14,725	(3.5)%

Salaries and employee benefits decreased $0.4 million, or 5.1%, for the first quarter of 2020 compared with the same period of 2019. The decrease is primarily related to early retirements taken at the end of 2019 and an increase in deferred loan origination costs related to an increase in loan origination volumes during the period. The number of full-time employees decreased from 289 at March 31, 2019 to 288 at March 31, 2020.

Data processing and software expense increased from 2019 to 2020 primarily due to an increase in the volume of transactions from organic growth and costs associated with IT infrastructure.

The decrease in occupancy expense and equipment expense from the first quarter of 2020 compared to the first quarter of 2019 is due to a reduction in the amount of maintenance and repair expenditures incurred during the period.

Merger related expenses in 2019 and 2020 relate to our acquisition of Athens and pending FCB and BOW mergers, respectively.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 63.1% for the three months ended March 31, 2020 compared to 67.7% for the three months ended March 31, 2019. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.

Income Tax Provision

During the three months ended March 31, 2020, we recorded an income tax benefit of $0.6 million compared to income tax expense of$1.3 million for the three months ended March 31, 2019. Our income tax benefit for the period ended March 31, 2020 reflects an effective income tax rate of -74.6% compared to 22.0% for the period ended March 31, 2019.  Our effective tax rate differs from the statutory tax rate primarily due to the enactment of new NOL provisions under the CARES Act. The CARES act permits NOL’s arising in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back five taxable years. This enabled the Company to carry back losses incurred during the taxable year 2018 to prior years with a higher statutory tax rate, creating a permanent tax rate benefit. As a result the Company recorded an income tax benefit of $0.8 million related to the permanent tax rate benefit during the period ended March 31, 2020.  In addition to the permanent tax rate benefit, the effective tax rate compared favorably to the statutory rate due to investments in qualified municipal securities, company owned life insurance, state tax credits, net of the effect of certain non-deductible expenses and the recognition of excess tax benefits related to stock compensation.

(b)Financial Condition

Balance Sheet

Total assets increased $35.4 million, or 1.7%, from $2.04 billion on December 31, 2019 to $2.07 billion on March 31, 2020. Loans grew $26.7 million, or 1.9%, in the first three months of 2020. Loans held for sale increased $18.7 million, or 11.1%, during the first three months of 2020.

Total liabilities increased $33.5 million, or 1.9%, from $1.76 billion on December 31, 2019 to $1.80 billion on March 31, 2020. Deposits increased $34.3 million, or 2.0%.

Loans and Leases

The composition of loans and leases at March 31, 2020 and December 31, 2019 and the percentage of each classification to total loans are summarized as follows:

	March 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Commercial real estate - owner occupied	$166,652	11.5%	$172,456	12.1%
Commercial real estate - non-owner occupied	378,170	26.1%	387,443	27.3%
Consumer real estate	248,243	17.2%	256,097	18.0%
Construction and land development	141,087	9.8%	143,111	10.1%
Commercial and industrial	447,311	30.9%	394,408	27.8%
Consumer	27,739	1.9%	28,426	2.0%
Other	37,633	2.6%	38,161	2.7%
Total loans	$1,446,835	100.0%	$1,420,102	100.0%

At March 31, 2020, our loan portfolio composition remained relatively consistent with the composition at December 31, 2019. The commercial real estate category includes owner-occupied commercial real estate loans which is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate.

Non-Performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

	March 31, 2020	December 31, 2019
Non-accrual loans	$3,658	$1,464
Troubled debt restructurings	1,306	2,717
Loans past due greater than 89 days and still accruing	399	38
Non-performing loans	3,658	1,464
Foreclosed real estate	147	1,044
Non-performing assets	$3,805	$2,508
Non-performing loans as a percentage of total loans	0.25%	0.10%
Non-performing assets as a percentage of total assets	0.18%	0.12%

The following table sets forth the major classifications of non-accrual loans:

	March 31, 2020	December 31, 2019
Commercial real estate	$—	$—
Consumer real estate	844	894
Construction and land development	112	117
Commercial and industrial	2,691	440
Consumer	11	13
Other	—	—
Total loans	$3,658	$1,464

(c)	Liquidity

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

Our most liquid assets are comprised of cash and due from banks, available-for-sale marketable investment securities and federal funds sold. The fair value of the available-for-sale investment portfolio was $219.2 million at March 31, 2020. We pledge portions of our investment securities portfolio to secure public fund deposits, derivative positions and Federal Home Loan Bank advances. At March 31, 2020, total investment securities pledged for these purposes comprised 31% of the estimated fair value of the entire investment portfolio, leaving $153.3 million of unpledged securities.

We have a large base of non-maturity customer deposits, defined as demand, savings, and money market deposit accounts. At March 31, 2020, such deposits totaled $1.46 billion and represented 83% of our total deposits.

Other sources of funds available to meet daily needs include FHLB advances. As a member of the FHLB of Cincinnati, the Company has access to credit products offered by the FHLB. The Company views these borrowings as a low cost alternative to other time deposits. At March 31, 2020, available credit from the FHLB totaled $195.4 million. Additionally, we had available federal funds purchased lines with correspondent banks totaling $117.5 million at March 31, 2020.

The principal source of cash for CapStar Financial Holdings, Inc. (the “Parent Company”) is dividends paid to it as the sole shareholder of the Bank. At March 31, 2020, the Bank was able to pay up to $36.9 million in dividends to the Parent Company without regulatory approval subject to the ongoing capital requirements of the Bank.

Accordingly, management currently believes that our funding sources are at sufficient levels to satisfy our short-term and long-term liquidity needs.

(d)	Capital Resources

At March 31, 2020, shareholders’ equity totaled $275.8 million, an increase of $2.7 million since December 31, 2019. Accordingly, as of March 31, 2020, the Company and the Bank were well-capitalized under the regulatory framework for prompt corrective action.  See the Consolidated Statement of Changes in Shareholders’ Equity and Note 11 of the consolidated financial statements for further detail of the changes in equity since the end of 2019.

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

(in thousands, except per share data)	March 31, 2020	December 31, 2019
Total equity	$275,790	$273,046
Less core deposit intangible	(6,498)	(6,883)
Less goodwill	(37,510)	(37,510)
Tangible common equity	$231,782	$228,653

Total assets	$2,072,585	$2,037,201
Less core deposit intangible	(6,498)	(6,883)
Less goodwill	(37,510)	(37,510)
Total tangible assets	$2,028,577	$1,992,808

Total shareholders' equity to total assets	13.31%	13.40%
Tangible common equity ratio	11.43%	11.47%
Total shares of common stock outstanding	18,307,802	18,361,922
Book value per share of common stock	$15.06	$14.87
Tangible book value per share of common stock	12.66	12.45

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

ASU 2017-04, Simplifying the Test of Goodwill Impairment

In January 2017, the FASB amended the Goodwill and Other Topic of the Accounting Standards Codification to simplify the accounting for goodwill impairment for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The amendment removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The effective date and transition requirements for the technical corrections will be effective for the Company for reporting periods beginning after December 15, 2019.  These amendments did not have a material effect on the financial statements.

ASU 2018-07, Compensation – Stock Compensation

In June 2018, the FASB amended the Compensation—Stock Compensation Topic of the Accounting Standards Codification. The amendments expand the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. The amendments were effective for years beginning after December 15, 2018. These amendments did not have a material effect on the Company’s financial statements.

ASU 2019-04 ― Applicable to entities that hold financial instruments:

In April 2019, the FASB issued guidance that clarifies and improves areas of guidance related to the recently issued standards on credit losses, hedging, and recognition and measurement of financial instruments. The amendments related to credit losses were effective for the Company for reporting periods beginning after December 15, 2019. The amendments related to hedging were effective for the Company for interim and annual periods beginning after December 15, 2018. The amendments related to recognition and measurement of financial instruments were effective for the Company for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. There was no material effect on the financial statements.

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

Mr. Lawrence also filed an Interagency Notice of Change in Control pursuant to the CBCA with the Federal Reserve on October 30, 2017 ( the “Notice”), seeking permission to acquire up to 15% of the outstanding voting shares of our common stock. At the Federal Reserve's direction, on March 13, 2018, Mr. Lawrence requested that the Federal Reserve suspend processing of this Notice. On November 6, 2018, the Federal Reserve notified us that it has determined not to disapprove the Notice, subject to compliance by Mr. Lawrence and his affiliates with extensive representations and commitments set forth in correspondence between Mr. Lawrence and the Federal Reserve.  On November 19, 2019, Mr. Lawrence filed an amended Schedule 13D in which he asserted that the Federal Reserve’s determination not to disapprove his Notice has now expired, and in which Mr. Lawrence further stated that he “does not presently intend to file a new Interagency Notice of Change in Control with the Federal Reserve.”

Item 1A.	Risk Factors

In evaluating an investment in the Company’s securities, investors should consider carefully, among other things, information under the heading “Cautionary Note Regarding Forward-Looking Statements” in this Report as well as those factors that are detailed from time to time in the Company’s periodic and current reports filed with the SEC, including those factors included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 under the heading “Item 1A. Risk Factors” and in the Company’s Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

We are providing this additional risk factor to supplement the risk factors contained in Item 1A. of our Annual Report on Form 10-K for the year ended December 31, 2019.

Our business, financial condition, liquidity, credit quality, and results of operations have been, and will likely continue to be, adversely affected by the emergence of the COVID-19 pandemic. The extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, liquidity, credit quality, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The following table shows information relating to the repurchase of shares of common stock by the Company during the three months ended March 31, 2020.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (2)	Maximum number (or approximate dollar value) of shares that may yet be purchased under the plan
January 1 - January 31	6,257	$15.41	—	$9.00 million
February 1 - February 29	4,031	8.79	—	$9.00 million
March 1 - March 31	149,301	9.76	147,800	$7.56 million
Total	159,589	$9.95	147,800	$7.56 million

(1)	Activity represents shares of common stock withheld to pay purchase price and taxes due upon vesting of restricted shares and exercise of stock options.
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

2.2

Agreement and Plan of Merger, dated as of January 23, 2020, by and between CapStar Financial Holdings, Inc. and FCB Corporation (incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 29, 2020)

2.3

Plan of Bank Merger, dated as of January 23, 2020, by and among CapStar Financial Holdings, Inc., CapStar Bank and The Bank of Waynesboro (incorporated by reference herein to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on January 29, 2020)

3.1	Charter of CapStar Financial Holdings, Inc. (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

3.2	Articles of Amendment to the Charter of CapStar Financial Holdings, Inc. (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 29, 2020)

3.3	Amended and Restated Bylaws of CapStar Financial Holdings, Inc. (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 28, 2019)
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

CAPSTAR FINANCIAL HOLDINGS, INC.

By:	/s/ Robert B. Anderson
Robert B. Anderson
Chief Financial Officer and Chief Administrative Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	May 8, 2020