Form 10-Q
period 2020-06-30
CapStar Financial Holdings, Inc.
filed 2020-08-06
CIK 1676479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2020
Common Stock, par value $1.00 per share	21,933,757

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

The COVID-19 pandemic is adversely affecting us, our customers, employees, and third-party service providers, and the ultimate extent of the impacts on our business, including on our credit quality, business operations and liquidity, as well as its impact on general economic and financial market conditions, is uncertain. Continued deterioration in general business and economic conditions, or turbulence in domestic or global financial markets could adversely affect CapStar’s revenues and the values of our assets and liabilities, reduce the availability of funding, affect credit quality, and increase stock price volatility. The Company may not capitalize on opportunities to enhance market share in certain markets and the Company’s services may not be generally accepted in new markets; the ability of the Company to meet expectations regarding the benefits, costs, synergies and financial and operational impact of the FCB Corporation (“FCB”) and the Bank of Waynesboro (“BOW”) mergers; reputational risks and the reaction of shareholders, customers, employees or other constituents of the Company to the FCB and BOW mergers; the acceptance by customers of FCB and BOW of the Company’s products and services; the possibility that the FCB and BOW merger integrations will be more expensive or take more time to complete than anticipated; economic conditions (including interest rate environment, government economic and monetary policies, the strength of global financial markets and inflation and deflation) that impact the financial services industry as a whole and/or our business; the concentration of our business in our Target Market and the effect of changes in the economic, political and environmental conditions on this market; increased competition in the financial services industry, locally, regionally or nationally, which may adversely affect pricing and the other terms offered to our clients; an increase in the cost of deposits, loss of deposits or a change in the deposit mix, which could increase our cost of funding; an increase in the costs of capital, which could negatively affect our ability to borrow funds, successfully raise additional capital or participate in strategic acquisition opportunities; our dependence on our management team and board of directors and changes in our management and board composition; our reputation in the community; our ability to execute our strategy to achieve our loan, ROAA and efficiency ratio goals, hire seasoned bankers, and achieve deposit growth through organic growth and strategic acquisitions; credit risks related to the size of our borrowers and our ability to adequately identify, assess and limit our credit risk; our concentration of large loans to a small number of borrowers as well as geographic concentrations located within our Target Market; the significant portion of our loan portfolio that originated during the past two years and therefore may less reliably predict future collectability than older loans; the adequacy of reserves (including our allowance for loan losses) and the appropriateness of our methodology for calculating such reserves; non-performing loans and leases; non-performing assets; charge-offs, non-accruals, troubled debt restructurings, impairments and other credit-related issues; adverse trends in the healthcare service industry, which is an integral component of our Target Market’s economy and which could adversely affect the business operations of certain of our key borrowers; our management of risks inherent in our commercial real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of our collateral and our ability to sell collateral upon any foreclosure; our inability to realize operating efficiencies and tax savings from the implementation of our strategic plan; governmental legislation and regulation, including changes in the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act of 2010, as amended, the Tax Cuts and Jobs Act of 2017, as amended, Basel guidelines, capital requirements, accounting regulation or standards and other applicable laws and regulations; the loss of large depositor relationships, which could force us to fund our business through more expensive and less stable sources; operational and liquidity risks associated with our business, including liquidity risks inherent in correspondent banking; volatility in interest rates and our overall management of interest rate risk, including managing the sensitivity of our interest-earning assets and interest-bearing liabilities to interest rates, and the impact to our earnings from a change in interest rates; the potential for our Bank’s regulatory lending limits and other factors related to our size to restrict our growth and prevent us from effectively implementing our business strategy; strategic acquisitions we may undertake to achieve our goals; the sufficiency of our capital, including sources of capital and the extent to which we may be required to raise additional capital to meet our goals; fluctuations in the fair value of our investment securities that are beyond our control; deterioration in the fiscal position of the U.S. government and downgrades in Treasury and federal agency securities; potential exposure to fraud, negligence, computer theft and cyber-crime; the adequacy of our risk management framework; our dependence on our information technology and telecommunications systems and the potential for any systems failures or interruptions; threats to and breaches of our information technology systems and data security, including cyber-attacks; our dependence upon outside third parties for the processing and handling of our records and data; our ability to adapt to technological change; the financial soundness of other financial institutions; our exposure to environmental liability risk associated with our lending activities; our engagement in derivative transactions; our involvement from time to time in legal proceedings and examinations and remedial actions by regulators; our involvement from time to time in litigation or other proceedings instituted by or against shareholders, customers, employees or third parties and the cost of legal fees associated with such litigation or proceedings; the susceptibility of our market to natural disasters and acts of God; and the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting.

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	June 30, 2020
	(unaudited)	December 31, 2019
Assets
Cash and due from banks	$20,441	$17,726
Interest-bearing deposits in financial institutions	348,379	83,368
Federal funds sold	—	175
Total cash and cash equivalents	368,820	101,269
Securities available-for-sale, at fair value	223,034	213,129
Securities held-to-maturity, fair value of $2,819, and $3,411 at June 30, 2020 and December 31, 2019, respectively	2,699	3,313
Loans held for sale (includes $61,613 and $30,740 measured at fair value at June 30, 2020 and December 31, 2019, respectively)	129,807	168,222
Loans	1,592,725	1,420,102
Less allowance for loan losses	(21,035)	(12,604)
Loans, net	1,571,690	1,407,498
Premises and equipment, net	17,711	19,184
Restricted equity securities	13,195	13,689
Accrued interest receivable	9,522	5,792
Goodwill	37,510	37,510
Core deposit intangible, net	6,123	6,883
Other real estate owned, net	147	1,044
Other assets	64,914	59,668
Total assets	$2,445,172	$2,037,201
Liabilities and Shareholders’ Equity
Deposits:
Non-interest-bearing	$546,974	$312,096
Interest-bearing	686,462	607,211
Savings and money market accounts	509,652	506,692
Time	352,477	303,452
Total deposits	2,095,565	1,729,451
Federal Home Loan Bank advances	10,000	10,000
Subordinated debt	29,464	—
Other liabilities	28,193	24,704
Total liabilities	2,163,222	1,764,155
Shareholders’ equity:
Common stock, voting, $1 par value; 20,000,000 shares authorized; 18,302,188 and 18,361,922 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	18,302	18,362
Additional paid-in capital	206,591	207,083
Retained earnings	51,906	46,218
Accumulated other comprehensive income, net of income tax	5,151	1,383
Total shareholders’ equity	281,950	273,046
Total liabilities and shareholders’ equity	$2,445,172	$2,037,201

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest income:
Loans, including fees	$19,086	$20,999	$38,823	$41,591
Securities:
Taxable	1,096	1,165	2,272	2,512
Tax-exempt	312	363	633	739
Federal funds sold	—	6	—	25
Restricted equity securities	140	214	282	401
Interest-bearing deposits in financial institutions	107	411	469	857
Total interest income	20,741	23,158	42,479	46,125
Interest expense:
Interest-bearing deposits	831	1,827	2,732	3,420
Savings and money market accounts	731	1,782	2,283	3,500
Time deposits	1,416	2,217	2,897	4,030
Federal funds purchased	—	—	—	4
Securities sold under agreements to repurchase	—	—	—	5
Federal Home Loan Bank advances	88	324	231	1,156
Total interest expense	3,066	6,150	8,143	12,115
Net interest income	17,675	17,008	34,336	34,010
Provision for loan losses	1,624	—	9,177	886
Net interest income after provision for loan losses	16,051	17,008	25,159	33,124
Noninterest income:
Treasury management and other deposit service charges	691	813	1,466	1,611
Net gain (loss) on sale of securities	13	(121)	40	(108)
Tri-Net fees	1,260	1,024	1,860	1,664
Mortgage banking income	7,123	3,087	9,376	4,472
Wealth management fees	374	334	781	639
Interchange and debit card transaction fees	729	991	1,454	1,569
Other noninterest income	633	904	1,720	1,920
Total noninterest income	10,823	7,032	16,697	11,767
Noninterest expense:
Salaries and employee benefits	12,305	8,563	20,307	16,995
Data processing and software	2,100	1,862	3,964	3,336
Professional fees	581	501	1,216	1,043
Occupancy	797	809	1,616	1,692
Equipment	680	1,026	1,431	1,878
Regulatory fees	333	272	496	546
Merger related expenses	448	1,711	738	2,305
Amortization of intangibles	375	419	761	850
Other operating	1,315	1,307	2,616	2,551
Total noninterest expense	18,934	16,470	33,145	31,196
Income before income taxes	7,940	7,570	8,711	13,695
Income tax expense	1,759	1,814	1,184	3,160
Net income	$6,181	$5,756	$7,527	$10,535
Per share information:
Basic net income per share of common stock	$0.34	$0.33	$0.41	$0.59
Diluted net income per share of common stock	$0.34	$0.31	$0.41	$0.56
Weighted average shares outstanding:
Basic	18,307,083	17,663,992	18,349,998	17,723,286
Diluted	18,320,006	18,650,706	18,381,866	18,740,322

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$6,181	$5,756	$7,527	$10,535
Other comprehensive income:
Unrealized gains on securities available-for-sale:
Unrealized holding gains arising during the period	138	2,125	4,341	5,390
Reclassification adjustment for (gains) losses included in net income	(13)	121	(40)	108
Tax effect	(23)	(588)	(1,044)	(1,438)
Net of tax	102	1,658	3,257	4,060
Unrealized gains (losses) on cash flow hedges:
Unrealized holding losses arising during the period	—	(461)	—	(701)
Reclassification adjustment for losses included in net income	258	165	511	362
Tax effect	—	(272)	—	(219)
Net of tax	258	(568)	511	(558)
Other comprehensive income	360	1,090	3,768	3,502
Comprehensive income	$6,541	$6,846	$11,295	$14,037

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands, except share data)

	Preferred	Common Stock, voting		Common Stock, nonvoting		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	stock	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	equity
Balance December 31, 2018	$878	17,592,160	$17,592	132,561	$133	$211,789	$27,303	$(3,316)	$254,379
Net issuance of restricted common stock	—	13,801	14	—	—	(182)	—	—	(168)
Stock-based compensation expense	—	—	—	—	—	344	—	—	344
Net exercise of common stock options	—	182,002	182	—	—	998	—	—	1,180
Repurchase of common stock	—	(155,400)	(155)	—	—	(2,276)	—	—	(2,431)
Common and preferred stock dividends declared ($0.04 per share)	—	—	—	—	—	—	(744)	—	(744)
Net income	—	—	—	—	—	—	4,779	—	4,779
Other comprehensive loss	—	—	—	—	—	—	—	2,412	2,412
Balance March 31, 2019	878	17,632,563	17,633	132,561	133	210,673	31,338	(904)	259,751
Net issuance of restricted common stock	—	(6,826)	(7)	—	—	(6)	—	—	(13)
Stock-based compensation expense	—	—	—	—	—	340	—	—	340
Net exercise of common stock options	—	22,778	23	—	—	51	—	—	74
Repurchase of common stock	—	(219,600)	(220)	—	—	(3,185)	—	—	(3,405)
Common and preferred stock dividends declared ($0.04 per share)	—	—	—	—	—	—	(929)	—	(929)
Net income	—	—	—	—	—	—	5,756	—	5,756
Other comprehensive loss	—	—	—	—	—	—	—	1,090	1,090
Balance June 30, 2019	$878	17,428,915	$17,429	132,561	$133	$207,873	$36,165	$186	$262,664

Balance December 31, 2019	$—	18,361,922	$18,362	—	$—	$207,083	$46,218	$1,383	$273,046
Net issuance of restricted common stock	—	73,098	73	—	—	(196)	—	—	(123)
Stock-based compensation expense	—	—	—	—	—	360	—	—	360
Net exercise of common stock options	—	20,582	21	—	—	85	—	—	106
Repurchase of common stock	—	(147,800)	(148)	—	—	(1,289)	—	—	(1,437)
Common stock dividends declared ($0.05 per share)	—	—	—	—	—	—	(916)	—	(916)
Net income	—	—	—	—	—	—	1,346	—	1,346
Other comprehensive income	—	—	—	—	—	—	—	3,408	3,408
Balance March 31, 2020	—	18,307,802	18,308	—	—	206,043	46,648	4,791	275,790
Net issuance of restricted common stock	—	(5,614)	(6)	—	—	7	—	—	1
Stock-based compensation expense	—	—	—	—	—	541	—	—	541
Common stock dividends declared ($0.05 per share)	—	—	—	—	—	—	(923)	—	(923)
Net income	—	—	—	—	—	—	6,181	—	6,181
Other comprehensive income	—	—	—	—	—	—	—	360	360
Balance June 30, 2020	$—	18,302,188	$18,302	—	$—	$206,591	$51,906	$5,151	$281,950

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net income	$7,527	$10,535
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	9,177	886
Accretion of discounts on acquired loans and deferred fees	(1,638)	(1,106)
Depreciation and amortization	1,349	1,461
Net amortization of premiums on investment securities	498	400
Net (gain) loss on sale of securities	(40)	108
Mortgage banking income	(9,376)	(4,472)
Tri-Net fees	(1,860)	(1,664)
Net gain on sale of loans	(49)	(361)
Net loss on disposal of premises and equipment	97	—
Net gain on sale of other real estate owned	(86)	(3)
Stock-based compensation	901	684
Deferred income tax expense	75	342
Origination of loans held for sale	(562,809)	(327,460)
Proceeds from loans held for sale	612,460	301,585
Cash payments arising from operating leases	(917)	(894)
Net increase in accrued interest receivable and other assets	(9,178)	(9,958)
Net increase in accrued interest payable and other liabilities	4,000	9,655
Net cash provided by (used in) operating activities	50,131	(20,262)
Cash flows from investing activities:
Activities in securities available-for-sale:
Purchases	(49,131)	(12,751)
Sales	21,030	54,133
Maturities, prepayments and calls	22,053	12,471
Activities in securities held-to-maturity:
Maturities, prepayments and calls	600	—
Net redemption (purchase) of restricted equity securities	494	(2,112)
Net increase in loans	(171,753)	(9,502)
Purchase of premises and equipment	(8)	(1,285)
Proceeds from the sale of premises and equipment	795	—
Proceeds from sale of other real estate	1,054	127
Net cash provided by (used in) investing activities	(174,866)	41,081
Cash flows from financing activities:
Net increase in deposits	366,114	152,762
Proceeds from Federal Home Loan Bank advances	680,000	75,000
Payments on Federal Home Loan Bank advances	(680,000)	(190,000)
Issuance of subordinated debt	29,464	—
Repurchase of common stock	(1,437)	(5,836)
Exercise of common stock options and warrants, net of repurchase of restricted shares	(16)	1,073
Common and preferred stock dividends paid	(1,839)	(1,673)
Termination of interest rate swap agreement	—	(1,503)
Net cash provided by financing activities	392,286	29,823
Net increase in cash and cash equivalents	267,551	50,642
Cash and cash equivalents at beginning of period	101,269	105,443
Cash and cash equivalents at end of period	$368,820	$156,085
Supplemental disclosures of cash paid:
Interest paid	$8,275	$12,294
Income taxes	—	251
Supplemental disclosures of noncash transactions:
Transfer of loans to other real estate	$71	$50
Loans charged off to the allowance for loan losses	967	200

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the period ended June 30, 2020 include CapStar Financial Holdings, Inc. and its wholly owned subsidiary, CapStar Bank (the “Bank”, together referred to as the “Company”). Significant intercompany transactions and accounts are eliminated in consolidation.

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

Subsequent Events

Accounting Standards Codification (“ASC”) 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated all events or transactions that occurred after June 30, 2020 through the date of the issued financial statements.

NOTE 2 – SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2020 and December 31, 2019 are summarized as follows (in thousands):

	June 30, 2020				December 31, 2019
	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value
Securities available-for-sale:
U. S. government agency securities	$3,000	$82	$—	$3,082	$10,421	$4	$(94)	$10,331
State and municipal securities	41,779	2,309	(2)	44,086	44,053	1,927	(20)	45,960
Mortgage-backed securities	144,194	5,543	(105)	149,632	137,305	1,834	(460)	138,679
Asset-backed securities	3,325	—	(265)	3,060	3,325	—	(128)	3,197
Other debt securities	23,248	200	(274)	23,174	14,839	141	(18)	14,962
Total	$215,546	$8,134	$(646)	$223,034	$209,943	$3,906	$(720)	$213,129
Securities held-to-maturity:
State and municipal securities	$2,699	$120	$—	$2,819	$3,313	$98	$—	$3,411
Total	$2,699	$120	$—	$2,819	$3,313	$98	$—	$3,411

Security fair values are established by an independent pricing service as of the dates indicated. The difference between amortized cost and fair value reflects current interest rates and represents the potential gain (loss) had the portfolio been liquidated on those dates. Security gains (losses) are realized only in the event of dispositions prior to maturity or other-than-temporary impairment. Securities with unrealized losses as of June 30, 2020 and December 31, 2019, and the length of time they were in continuous loss positions as of such dates are as follows (in thousands):

	Less than 12 months		12 months or more		Total
June 30, 2020	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
State and municipal securities	$—	$—	$815	$(2)	$815	$(2)
Mortgage-backed securities	10,995	(56)	1,610	(49)	12,605	(105)
Asset-backed securities	—	—	3,060	(265)	3,060	(265)
Other debt securities	9,195	(247)	1,476	(27)	10,671	(274)
Total temporarily impaired securities	$20,190	$(303)	$6,961	$(343)	$27,151	$(646)

December 31, 2019
U. S. government agency securities	$6,694	$(51)	$1,637	$(43)	$8,331	$(94)
State and municipal securities	2,356	(12)	814	(8)	3,170	(20)
Mortgage-backed securities	30,570	(136)	21,364	(324)	51,934	(460)
Asset-backed securities	—	—	3,197	(128)	3,197	(128)
Other debt securities	3,012	(16)	1,502	(2)	4,514	(18)
Total temporarily impaired securities	$42,632	$(215)	$28,514	$(505)	$71,146	$(720)

As noted in the table above, as of June 30, 2020, the Company had gross unrealized losses of $0.6 million in its investment securities portfolio. The unrealized losses associated with these investment securities are driven by changes in interest rates and are recorded as a component of equity. These investment securities will continue to be monitored as a part of our ongoing impairment analysis. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. If a shortfall in future cash flows is identified, a credit loss will be deemed to have occurred and will be recognized as a charge to earnings and a new cost basis for the security will be established.

Because the Company currently does not intend to sell any investment securities that have an unrealized loss at June 30, 2020, and it is not likely that we will be required to sell these investment securities before recovery of their amortized cost bases, which may be at maturity, we do not consider these securities to be other-than-temporarily impaired at June 30, 2020.

Securities with a carrying value of $65.5 million at June 30, 2020 were pledged to collateralize public deposits, derivative positions and Federal Home Loan Bank advances.

Results from sales of securities were as follows (in thousands):

	Six Months Ended	Six Months Ended
	June 30, 2020	June 30, 2019
Proceeds	$21,030	$54,133
Gross gains	49	370
Gross losses	(9)	(478)

The amortized cost and fair value of securities at June 30, 2020, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in less than one year	$11,183	$11,332	$280	$280
Due one to five years	27,191	27,959	2,419	2,539
Due five to ten years	29,653	31,051	—	—
Due beyond ten years	—	—	—	—
Mortgage-backed securities	144,194	149,632	—	—
Asset-backed securities	3,325	3,060	—	—
Total	$215,546	$223,034	$2,699	$2,819

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the loan portfolio as of June 30, 2020 and December 31, 2019 follows (in thousands):

	June 30, 2020	December 31, 2019
Commercial real estate	$556,084	$559,899
Consumer real estate	238,696	256,097
Construction and land development	117,830	143,111
Commercial and industrial	621,541	394,408
Consumer	27,542	28,426
Other	31,032	38,161
Total	1,592,725	1,420,102
Allowance for loan losses	(21,035)	(12,604)
Total loans, net	$1,571,690	$1,407,498

The CARES Act created a new guaranteed, unsecured loan program under the SBA called the Payroll Protection Program (“PPP”), which the Company participates in, to fund operational costs of eligible businesses, organizations and self-employed persons during the pandemic period. The SBA has guaranteed 100% of the amounts loaned under the PPP by lenders to eligible small businesses. One of the notable features of the PPP is that borrowers are eligible for loan forgiveness if certain conditions are met related to retaining staff and if loan amounts are used to cover eligible expenses, such as payroll, mortgage interest, rents and utilities payments. These loans have a two-year term and will earn interest at a rate of 1%. The Company assisted customers with applications for resources through the program and funded over 1,400 loans. As of June 30, 2020, the outstanding balance of loans originated under the PPP totaled $222.0 million and was included in commercial and industrial loans.

Additionally, PPP borrowers are not required to pay any fees to the government or the lender and the loans may be repaid by the borrower at any time. The SBA, however, will pay lenders a processing fee based on the size of the PPP loan, ranging from 1% to 5% of the loan. These fees are deferred and amortized over the life of the loan.

The adequacy of the allowance for loan losses (“ALL”) is assessed at the end of each quarter. The ALL includes a specific component related to loans that are individually evaluated for impairment and a general component related to loans that are segregated into homogenous pools and collectively evaluated for impairment.  The ALL factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics, which are adjusted by management to reflect current events, trends, and conditions. The adjustments include consideration of the following:  changes in lending policies and procedures, economic conditions, nature and volume of the portfolio, experience of lending management, volume and severity of past due loans, quality of the loan review system, value of underlying collateral for collateral dependent loans, concentrations, and other external factors. The Company’s evaluation of other external factors included consideration of the novel coronavirus (“COVID-19”) global pandemic and the resulting impact on the Company’s loan portfolio as of June 30, 2020, which is largely uncertain due to rapidly evolving conditions.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes all commercial loans, and consumer relationships with an outstanding balance greater than $500,000, individually and assigns each loan a risk rating. This analysis is performed on a continual basis by the relationship managers and credit department personnel. On at least an annual basis, an independent party performs a formal credit risk review of a sample of the loan portfolio. Among other things, this review assesses the appropriateness of the loan’s risk rating. The Company uses the following definitions for risk ratings:

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

Loans not falling into the criteria above are considered to be pass-rated loans. The Company utilizes six loan grades within the pass risk rating.

The following tables present the loan balances by category as well as risk rating (in thousands):

	Non-impaired Loans
June 30, 2020	Pass/Watch	Special Mention	Substandard	Total Non-impaired	Total Impaired Loans	Total
Commercial real estate	$538,730	$12,775	$3,252	$554,757	$1,327	$556,084
Consumer real estate	235,361	808	1,612	237,781	915	238,696
Construction and land development	110,428	7,277	15	117,720	110	117,830
Commercial and industrial	581,962	21,758	15,072	618,792	2,749	621,541
Consumer	27,515	5	11	27,531	11	27,542
Other	31,032	—	—	31,032	—	31,032
Total	$1,525,028	$42,623	$19,962	$1,587,613	$5,112	$1,592,725

December 31, 2019
Commercial real estate	$551,929	$915	$4,438	$557,282	$2,617	$559,899
Consumer real estate	252,952	503	1,551	255,006	1,091	256,097
Construction and land development	142,978	—	16	142,994	117	143,111
Commercial and industrial	370,475	14,341	8,241	393,057	1,351	394,408
Consumer	28,382	6	15	28,403	23	28,426
Other	38,161	—	—	38,161	—	38,161
Total	$1,384,877	$15,765	$14,261	$1,414,903	$5,199	$1,420,102

None of the Company’s loans had a risk rating of “Doubtful” as of June 30, 2020 or December 31, 2019.

The following table details the changes in the ALL for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Three Months Ended June 30, 2020
Balance, beginning of period	$4,183	$1,413	$2,470	$11,399	$234	$415	$20,114
Charged-off loans	—	(43)	—	(622)	(32)	(99)	(796)
Recoveries	—	1	—	57	23	12	93
Provision for loan losses	956	27	(83)	680	9	35	1,624
Balance, end of period	$5,139	$1,398	$2,387	$11,514	$234	$363	$21,035

Three Months Ended June 30, 2019
Balance, beginning of period	$3,514	$1,017	$2,366	$5,524	$139	$399	$12,959
Charged-off loans	—	—	—	(26)	(41)	(51)	(118)
Recoveries	6	13	—	14	22	7	62
Provision for loan losses	402	112	(633)	6	46	67	—
Balance, end of period	$3,922	$1,142	$1,733	$5,518	$166	$422	$12,903

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Six Months Ended June 30, 2020
Balance, beginning of period	$3,599	$1,231	$2,058	$5,074	$222	$420	$12,604
Charged-off loans	(3)	(43)	—	(710)	(59)	(152)	(967)
Recoveries	—	3	—	160	42	16	221
Provision for loan losses	1,543	207	329	6,990	29	79	9,177
Balance, end of period	$5,139	$1,398	$2,387	$11,514	$234	$363	$21,035

Six Months Ended June 30, 2019
Balance, beginning of period	$3,309	$1,005	$2,431	$5,036	$105	$227	$12,113
Charged-off loans	—	—	—	(26)	(78)	(96)	(200)
Recoveries	12	16	—	16	41	19	104
Provision for loan losses	601	121	(698)	492	98	272	886
Balance, end of period	$3,922	$1,142	$1,733	$5,518	$166	$422	$12,903

A breakdown of the ALL and the loan portfolio by loan category at June 30, 2020 and December 31, 2019 follows (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
June 30, 2020
Allowance for Loan Losses:
Collectively evaluated for impairment	$5,139	$1,398	$2,315	$11,514	$234	$363	$20,963
Individually evaluated for impairment	—	—	72	—	—	—	72
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Balances, end of period	$5,139	$1,398	$2,387	$11,514	$234	$363	$21,035
Loans:
Collectively evaluated for impairment	$554,757	$237,781	$117,720	$618,792	$27,531	$31,032	$1,587,613
Individually evaluated for impairment	1,216	405	108	1,834	4	—	3,567
Acquired with deteriorated credit quality	111	510	2	915	7	—	1,545
Balances, end of period	$556,084	$238,696	$117,830	$621,541	$27,542	$31,032	$1,592,725

December 31, 2019
Allowance for Loan Losses:
Collectively evaluated for impairment	$3,599	$1,231	$2,058	$5,074	$222	$420	$12,604
Individually evaluated for impairment	—	—	—	—	—	—	—
Acquired with deteriorated credit quality	—	—	—	—	—	—	—
Balances, end of period	$3,599	$1,231	$2,058	$5,074	$222	$420	$12,604
Loans:
Collectively evaluated for impairment	$557,282	$255,006	$142,994	$393,057	$28,403	$38,161	$1,414,903
Individually evaluated for impairment	2,507	483	112	487	5	—	3,594
Acquired with deteriorated credit quality	110	608	5	864	18	—	1,605
Balances, end of period	$559,899	$256,097	$143,111	$394,408	$28,426	$38,161	$1,420,102

The following table presents the allocation of the ALL for each respective loan category with the corresponding percentage of the ALL in each category to total loans, net of deferred fees as of June 30, 2020 and December 31, 2019. PPP loans included in commercial and industrial loans in the below table do not have a corresponding ALL as they are fully guaranteed by the SBA (dollars in thousands):

	June 30, 2020		December 31, 2019
	Amount	Percent of total loans	Amount	Percent of total loans
Commercial real estate	$5,139	0.32%	$3,599	0.25%
Consumer real estate	1,398	0.09	1,231	0.09
Construction and land development	2,387	0.15	2,058	0.14
Commercial and industrial	11,514	0.73	5,074	0.36
Consumer	234	0.01	222	0.02
Other	363	0.02	420	0.03
Total allowance for loan losses	$21,035	1.32%	$12,604	0.89%

The following table presents the Company’s impaired loans that were evaluated for specific loss allowance as of June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020			December 31, 2019
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial real estate	$1,327	$1,382	$—	$2,617	$2,621	$—
Consumer real estate	915	1,129	—	1,091	1,327	—
Construction and land development	2	12	—	117	132	—
Commercial and industrial	2,749	3,554	—	1,351	2,173	—
Consumer	11	29	—	23	41	—
Other	—	—	—	—	—	—
Subtotal	5,004	6,106	—	5,199	6,294	—
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—
Consumer real estate	—	—	—	—	—	—
Construction and land development	108	113	72	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	108	113	72	—	—	—
Total	$5,112	$6,219	$72	$5,199	$6,294	$—

The following presents information related to the average recorded investment and interest income recognized on impaired loans for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2020		June 30, 2019		June 30, 2020		June 30, 2019
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate	$1,359	$21	$1,356	$19	$1,702	$52	$1,365	$35
Consumer real estate	940	18	916	4	979	28	917	4
Construction and land development	2	—	128	1	3	—	128	1
Commercial and industrial	3,187	50	709	19	3,976	124	709	19
Consumer	13	—	44	—	16	1	44	—
Other	—	—	—	—	—	—	—	—
Subtotal	5,501	89	3,153	43	6,676	205	3,163	59
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—	—	—
Consumer real estate	—	—	—	—	—	—	—	—
Construction and land development	108	—	—	—	109	—	—	—
Commercial and industrial	—	—	732	—	—	—	760	—
Consumer	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
Subtotal	108	—	732	—	109	—	760	—
Total	$5,609	$89	$3,885	$43	$6,785	$205	$3,923	$59

There was no interest income recognized on a cash basis for impaired loans during the three months ended June 30, 2020 or 2019.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2020 and December 31, 2019 by class of loans (in thousands):

	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
June 30, 2020
Commercial real estate	$1,385	$—	$17	$1,402	$554,682	$556,084
Consumer real estate	1,388	646	1,031	3,065	235,631	238,696
Construction and land development	—	—	—	—	117,830	117,830
Commercial and industrial	130	—	389	519	621,022	621,541
Consumer	27	1	23	51	27,491	27,542
Other	—	—	—	—	31,032	31,032
Total	$2,930	$647	$1,460	$5,037	$1,587,688	$1,592,725

December 31, 2019
Commercial real estate	$372	$—	$—	$372	$559,527	$559,899
Consumer real estate	3,642	474	643	4,759	251,338	256,097
Construction and land development	653	15	—	668	142,443	143,111
Commercial and industrial	1,277	8	440	1,725	392,683	394,408
Consumer	67	—	33	100	28,326	28,426
Other	—	—	—	—	38,161	38,161
Total	$6,011	$497	$1,116	$7,624	$1,412,478	$1,420,102

The following table presents the recorded investment in non-accrual loans, past due loans over 89 days and accruing and troubled debt restructurings (“TDR”) by class of loans as of June 30, 2020 and December 31, 2019 (in thousands):

	Non-Accrual	Past Due Over 89 Days and Accruing	Troubled Debt Restructurings
June 30, 2020
Commercial real estate	$17	$—	$1,209
Consumer real estate	749	611	—
Construction and land development	110	—	—
Commercial and industrial	2,101	10	19
Consumer	5	18	—
Other	—	—	—
Total	$2,982	$639	$1,228

December 31, 2019
Commercial real estate	$—	$—	$2,446
Consumer real estate	894	12	—
Construction and land development	117	—	—
Commercial and industrial	440	—	271
Consumer	13	26	—
Other	—	—	—
Total	$1,464	$38	$2,717

As of June 30, 2020 and December 31, 2019, all loans classified as nonperforming were deemed to be impaired.

As of June 30, 2020 and December 31, 2019, the Company had a recorded investment in TDR of $1.2 million and $2.7 million, respectively.  The Company had no specific allowance for those loans at June 30, 2020 or December 31, 2019 and there were no commitments to lend additional amounts.  Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Bank’s loan policy.  Loans accounted for as TDR are individually evaluated for impairment. In accordance with interagency guidance, short term deferrals granted due to the COVID-19 pandemic are not considered TDRs unless the borrower was experiencing financial difficulty prior to the pandemic.

There were no new TDR identified during the three or six months ended June 30, 2020 or 2019. There were no TDR for which there was a payment default within twelve months following the modification during the three or six months ended June 30, 2020 or 2019.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

Acquired Loans

The following table presents changes in the carrying value of purchased credit impaired (“PCI”) loans (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Balance at beginning of period	$1,571	$1,605
Change due to payments received and accretion	(26)	(60)
Change due to loan charge-offs	—	—
Other	—	—
Balance at end of period	$1,545	$1,545

The following table presents changes in the accretable yield for PCI loans (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Balance at beginning of period	$877	$915
Accretion	(26)	(60)
Reclassification from (to) nonaccretable difference	—	—
Other, net	(22)	(26)
Balance at end of period	$829	$829

PCI loans had no impact on the ALL for the three or six months ended June 30, 2020 or 2019.

NOTE 4 – PREMISES AND EQUIPMENT

The Company leases certain premises and equipment under operating leases.  At June 30, 2020, the Company had lease liabilities totaling $11.9 million and right-of-use assets totaling $11.1 million related to these leases.  Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively.  At June 30, 2020, the weighted average remaining lease term for operating leases was 10.0 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.52%.

Lease costs were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2020	June 30, 2020
Operating lease cost	$469	$947
Short-term lease cost	—	—
Variable lease cost	—	—
Total lease cost	$469	$947

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the three or six months ended June 30, 2020 or 2019.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows (in thousands):

June 30, 2020
Lease payments due:
2020	$783
2021	1,590
2022	1,476
2023	1,425
2024	1,130
2025 and thereafter	7,710
Total undiscounted cash flows	14,114
Discount on cash flows	(2,226)
Total lease liability	$11,888

NOTE 5 – SHORT TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

The Company had outstanding borrowings totaling $10.0 million at June 30, 2020 and December 31, 2019, via various advances. These advances are non-callable; interest payments are due monthly, with principal due at maturity.

The following is a summary of the contractual maturities and average effective rates of outstanding advances (dollars in thousands):

	June 30, 2020		December 31, 2019
Year	Amount	Interest Rates	Amount	Interest Rates
2020	$—	—	$10,000	2.05%
2021	10,000	0.38%	—	—
2022	—	—	—	—
2023	—	—	—	—
2024	—	—	—	—
Thereafter	—	—	—	—
Total	$10,000	0.38%	$10,000	2.05%

Advances from the FHLB are collateralized by investment securities with a market value of $2.3 million, FHLB stock and certain commercial and residential real estate mortgage loans totaling $667.8 million under a blanket mortgage collateral agreement. At June 30, 2020, the amount of available credit from the FHLB totaled $150.2 million.

Subordinated Notes

The Company issued $30.0 million of fixed-to-floating rate subordinated notes during the second quarter of 2020, which were recorded net of issuance costs of $0.5 million, that mature June 30, 2030. Beginning on or after June 30, 2025, the Company may redeem the notes, in whole or in part, at their principal amount plus any accrued and unpaid interest. The notes have a fixed interest rate of 5.25% per annum for the first five years.  Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate (which is expected to be Three-Month Term SOFR) plus 513 basis points. The carrying value of subordinated notes was $29.5 million at June 30, 2020. There were no subordinated notes at December 31, 2019.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods ended June 30, 2020 and 2019 (in thousands):

		Unrealized Gains
	Gains and	and Losses
	Losses on	on Available
	Cash Flow	for Sale
	Hedges	Securities	Total
Six Months Ended June 30, 2020
Beginning Balance	$(2,679)	$4,062	$1,383
Other comprehensive income before reclassification, net of tax	—	3,287	3,287
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	511	(30)	481
Net current period other comprehensive income	511	3,257	3,768
Ending Balance	$(2,168)	$7,319	$5,151

Six Months Ended June 30, 2019
Beginning Balance	$(2,636)	$(680)	$(3,316)
Other comprehensive income (loss) before reclassification, net of tax	(205)	4,140	3,935
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(353)	(80)	(433)
Net current period other comprehensive income (loss)	(558)	4,060	3,502
Ending Balance	$(3,194)	$3,380	$186

The following were significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2020 and 2019 (in thousands):

					Affected Line Item
Details about Accumulated Other	Three Months Ended June 30,		Six Months Ended June 30,		in the Statement Where
Comprehensive Income (Loss) Components	2020	2019	2020	2019	Net Income is Presented
Realized losses on cash flow hedges	$(205)	$(114)	$(406)	$(224)	Interest expense - money market
	(53)	(51)	(105)	(138)	Interest expense - Federal Home Loan Bank advances
	—	—	—	9	Income tax benefit
	$(258)	$(165)	$(511)	$(353)	Net of tax
Realized gains (losses) on available- for-sale securities	$13	$(121)	$40	$(108)	Net gain (loss) on sale of securities
	(2)	32	(10)	28	Income tax benefit (expense)
	$11	$(89)	$30	$(80)	Net of tax

NOTE 7 – INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2020 was 22.2% and 13.6% compared to 24.0% and 23.1% for the three and six months ended June 30, 2019.

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

The following table sets forth outstanding financial instruments whose contract amounts represent credit risk as of June 30, 2020 and December 31, 2019 (in thousands):

	Contract or notional amount
	June 30, 2020	December 31, 2019
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$707,088	$672,933
Standby letters of credit	9,161	9,634
Total	$716,249	$682,567

The Company is party to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims as of June 30, 2020, will not have a material impact on the financial statements of the Company.

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

Interest Rate Swaps Designated as Cash Flow Hedges

There were no interest rate swaps designated as cash flow hedges as of June 30, 2020 and December 31, 2019. The Company terminated an interest rate swap during 2019, which resulted in a termination fee of $1.5 million. Cash flow swaps that have been terminated resulting in cash settlement equal to previously unrealized gains or losses are included in accumulated other comprehensive income and are being amortized to net income over the remaining contractual terms of the swaps.

Other Interest Rate Swaps

The Company enters into swaps to facilitate customer transactions and meet their financing needs.  Upon entering into these transactions the Company enters into offsetting positions with large U.S. financial institutions in order to minimize risk to the Company. A summary of the Company’s customer related interest rate swaps was as follows (in thousands):

	June 30, 2020		December 31, 2019
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$45,190	$(2,788)	$45,053	$(926)
Pay variable/receive fixed swaps	45,190	2,788	45,053	926
Total	$90,380	$—	$90,106	$—

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

The net gains (losses) relating to mortgage banking derivative instruments included in mortgage banking income were as follows (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Mortgage loan interest rate lock commitments	$1,803	$592	$2,995	$592
Mortgage-backed securities forward sales commitments	(1,302)	(353)	(3,562)	(353)
Total	$501	$239	$(567)	$239

The amount and fair value of mortgage banking derivatives included in the consolidated balance sheets was as follows (dollars in thousands):

	June 30, 2020		December 31, 2019
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Included in other assets:
Mortgage loan interest rate lock commitments	$115,500	$3,643	$44,694	$648
Included in other liabilities:
Mortgage-backed securities forward sales commitments	$92,000	$559	$38,500	$148

NOTE 10 – STOCK OPTIONS AND RESTRICTED SHARES

During 2008, the board of directors of the Bank approved the CapStar Bank 2008 Stock Incentive Plan. Following the formation of CapStar Financial Holdings, Inc. in 2016, and in connection with the Share Exchange, the outstanding awards of restricted stock and stock options under the CapStar Bank 2008 Stock Incentive Plan were exchanged for similar awards of restricted stock and stock options issued by CapStar Financial Holdings, Inc. under the CapStar Financial Holdings, Inc. Stock Incentive Plan (the “Plan”), which the board of directors adopted in 2016. The Stock Incentive Plan provides for the grant of stock-based incentives, including stock options, restricted stock units, performance awards and restricted stock, to employees, directors and service providers that are subject to forfeiture until vesting conditions have been satisfied by the award recipient under the terms of the award.  The Plan is intended to help align the interests of employees and our shareholders and reward our employees for improved Company performance.  The Plan reserved 1,569,475 shares of stock for issuance of stock incentives. Stock incentives include both restricted share and stock option grants.  During 2018, the board of directors approved the addition of 400,000 shares of stock for issuance of stock incentives under the Plan.  Total shares issuable under the plan were 302,722 at June 30, 2020.

The Company has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock-based compensation expense before income taxes	$541	$340	$901	$684
Less: deferred tax benefit	(141)	(89)	(236)	(179)
Reduction of net income	$400	$251	$665	$505

Restricted Shares

Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The fair value of each restricted stock grant is based on valuations performed by independent consultants. The recipients have the right to vote and receive dividends but cannot sell, transfer, assign, pledge, hypothecate, or otherwise encumber the restricted stock until the shares have vested. Restricted shares fully vest on the third anniversary of the grant date.  A summary of the changes in the Company’s nonvested restricted shares for the six months ended June 30, 2020 follows:

		Weighted
		Average
	Restricted	Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at beginning of period	84,697	$17.44
Granted	83,493	14.21
Vested	(60,252)	16.61
Forfeited	(3,458)	16.02
Nonvested at end of period	104,480	$15.38

As of June 30, 2020, there was $1.1 million of unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.6 years. The total fair value of shares vested during the six months ended June 30, 2020 and 2019 was $0.8 million and $0.9 million, respectively.

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

The fair value of options granted during 2019 was determined using the following weighted average assumptions as of the grant date.

2019
Dividend yield	1.35%
Expected term (in years)	6.50
Expected stock price volatility	29.55%
Risk-free interest rate	2.25%

A summary of the activity in stock options for the six months ended June 30, 2020 follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at beginning of period	271,202	$11.22
Granted	—	—
Exercised	(24,613)	6.75
Forfeited or expired	(20,000)	10.92
Outstanding at end of period	226,589	$11.73	5.2
Fully vested and expected to vest	226,589	$11.73	5.2
Exercisable at end of period	193,255	$11.19	4.5

Information related to stock options during each year follows:

	2020	2019
Intrinsic value of options exercised	$188,662	$2,007,300
Cash received from option exercises	105,847	1,253,233
Tax benefit realized from option exercises	16,524	14,979
Weighted average fair value of options granted	—	5.35

As of June 30, 2020, there was $0.2 million of unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.9 years.

NOTE 11 – REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by the Federal Reserve and the Bank is also subject to the regulatory capital requirements of the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that could, in that event, have a material adverse effect on the institutions’ financial statements. The relevant regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting principles. The capital classifications of the Company and the Bank are also subject to qualitative judgments by their regulators about components, risk weightings, and other factors. Those qualitative judgments could also affect the capital status of the Company and the Bank and the amount of dividends the Company and the Bank may distribute. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2020, the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

The Company’s and the Bank’s capital amounts and ratios as of June 30, 2020 and December 31, 2019 are presented in the following table (dollars in thousands).

	Actual		Minimum capital requirement (1)		Minimum to be well-capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2020:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$282,305	16.75%	$134,808	8.00%	N/A	N/A
CapStar Bank	241,253	14.32	134,809	8.00	$168,511	10.00
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	231,779	13.75	101,106	6.00	N/A	N/A
CapStar Bank	220,165	13.07	101,106	6.00	134,809	8.00
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	231,779	13.75	75,830	4.50	N/A	N/A
CapStar Bank	203,665	12.09	75,830	4.50	109,532	6.50
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	231,779	10.08	91,939	4.00	N/A	N/A
CapStar Bank	220,165	9.58	91,892	4.00	114,865	5.00

At December 31, 2019:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$237,857	13.45%	$141,436	8.00%	N/A	N/A
CapStar Bank	224,443	12.70	141,388	8.00	$176,735	10.00
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	225,074	12.73	106,077	6.00	N/A	N/A
CapStar Bank	211,660	11.98	106,041	6.00	141,388	8.00
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	225,074	12.73	79,558	4.50	N/A	N/A
CapStar Bank	195,160	11.04	79,531	4.50	114,878	6.50
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	225,074	11.37	79,201	4.00	N/A	N/A
CapStar Bank	211,660	10.70	79,150	4.00	98,938	5.00

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

NOTE 12 – EARNINGS PER SHARE

The following is a summary of the basic and diluted earnings per share calculation for the three and six months ended June 30, 2020 and 2019 (in thousands except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic net income per share calculation:
Numerator – Net income	$6,181	$5,756	$7,527	$10,535
Denominator – Average common shares outstanding	18,307,083	17,663,992	18,349,998	17,723,286
Basic net income per share	$0.34	$0.33	$0.41	$0.59
Diluted net income per share calculation:
Numerator – Net income	$6,181	$5,756	$7,527	$10,535
Denominator – Average common shares outstanding	18,307,083	17,663,992	18,349,998	17,723,286
Dilutive shares contingently issuable	12,923	986,714	31,868	1,017,036
Average diluted common shares outstanding	18,320,006	18,650,706	18,381,866	18,740,322
Diluted net income per share	$0.34	$0.31	$0.41	$0.56

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

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Appraisals may be adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and/or management’s expertise and knowledge of the collateral. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.  The Company had no other real estate owned carried at fair value at June 30, 2020 or December 31, 2019.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair value measurements at June 30, 2020
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. government-sponsored agencies	$3,082	$—	$3,082	$—
Obligations of states and political subdivisions	44,086	—	44,086	—
Mortgage-backed securities-residential	149,632	—	149,632	—
Asset-backed securities	3,060	—	3,060	—
Other debt securities	23,174	—	23,174	—
Loans held for sale	61,613	—	61,613	—
Derivative assets:
Non-hedging derivatives:
Interest rate swaps - customer related	2,788	—	2,788	—
Mortgage loan interest rate lock commitments	3,643	—	—	3,643
Liabilities:
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps - customer related	(2,788)	—	(2,788)	—
Mortgage-backed securities forward sales commitments	(559)	—	(559)	—

	Fair value measurements at December 31, 2019
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. government-sponsored agencies	$10,331	$—	$10,331	$—
Obligations of states and political subdivisions	45,960	—	45,960	—
Mortgage-backed securities-residential	138,679	—	138,679	—
Asset-backed securities	3,197	—	3,197	—
Other debt securities	14,962	—	14,962	—
Loans held for sale	30,740	—	30,740	—
Derivative assets:
Non-hedging derivatives:
Interest rate swaps - customer related	926	—	926	—
Mortgage loan interest rate lock commitments	648	—	—	648
Liabilities:
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps - customer related	(926)	—	(926)	—
Mortgage-backed securities forward sales commitments	(148)	—	(148)	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Mortgage Loan Interest Rate
	Lock Commitments
	2020	2019

Balance of recurring Level 3 assets at January 1st	$648	$—
Total gains or losses for the period:
Include in mortgage banking income	2,995	592
Balance of recurring Level 3 assets at June 30th	$3,643	$592

The following table presents quantitative information about recurring Level 3 fair value measurements (dollars in thousands):

				Range
	Fair	Valuation		(Weighted-
June 30, 2020	Value	Technique(s)	Unobservable Input(s)	Average)
Assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	$3,643	Consensus pricing	Origination pull-through rate	65% - 98% (80%)

				Range
	Fair	Valuation		(Weighted-
December 31, 2019	Value	Technique(s)	Unobservable Input(s)	Average)
Assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	$648	Consensus pricing	Origination pull-through rate	68% - 95% (83%)

Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):  There were no assets measured at fair value on a nonrecurring basis at December 31, 2019.

Fair value measurements at June 30, 2020
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

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis (dollars in thousands):

				Range
	Fair	Valuation		(Weighted-
June 30, 2020	Value	Technique(s)	Unobservable Input(s)	Average)
Impaired loans:
Construction and land development	$36	Sales Comparison approach	Appraisal discounts	10%

Fair Value of Financial Instruments

The carrying value and estimated fair values of the Bank’s financial instruments at June 30, 2020 and December 31, 2019 were as follows (in thousands):

	June 30, 2020		December 31, 2019
	Carrying		Carrying		Fair value
	amount	Fair value	amount	Fair value	level of input
Financial assets:
Cash and due from banks, interest-bearing deposits in financial institutions	$368,820	$368,820	$101,094	$101,094	Level 1
Federal funds sold	—	—	175	175	Level 1
Securities available-for-sale	223,034	223,034	213,129	213,129	Level 2
Securities held-to-maturity	2,699	2,819	3,313	3,411	Level 2
Loans held for sale	129,807	130,142	168,222	169,072	Level 2
Restricted equity securities	13,195	N/A	13,689	N/A	N/A
Loans	1,592,725	1,604,419	1,420,102	1,414,757	Level 3
Accrued interest receivable	9,522	9,522	5,792	5,792	Level 2
Other assets	38,010	38,010	36,393	36,393	Level 2 / Level 3
Financial liabilities:
Deposits	2,095,565	2,098,460	1,729,451	1,730,206	Level 3
Federal Home Loan Bank advances	10,000	10,003	10,000	10,014	Level 2
Subordinated notes	29,464	29,464	—	—	Level 2
Other liabilities	3,272	3,272	1,394	1,394	Level 3

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a)	Cash and Due from Banks, Interest-Bearing Deposits in Financial Institutions

For these short‑term instruments, the carrying amount is a reasonable estimate of fair value.

(b)	Federal Funds Sold

Federal funds sold clear on a daily basis. For this reason, the carrying amount is a reasonable estimate of fair value.

(c)	Restricted Equity Securities

It is not practical to determine the fair value of restricted securities due to restrictions placed on their transferability.

(d)	Loans

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

(h)	Federal Home Loan Bank Advances and Subordinated Debt

The fair value of fixed rate Federal Home Loan Bank Advances and subordinated notes is estimated using discounted cash flow models, using current market interest rates offered on certificates, advances and other borrowings with similar remaining maturities.

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

NOTE 14 – SUBSEQUENT EVENT

FCB Merger

Effective July 1, 2020, pursuant to the Agreement and Plan of Merger, dated as of January 23, 2020 (the “FCB Merger Agreement”), by and between CapStar Financial Holdings, Inc., a Tennessee corporation (“CapStar”), and FCB Corporation, a Tennessee corporation (“FCB”), FCB was merged with and into CapStar, with CapStar continuing as the surviving entity (the “FCB Merger”). Immediately following the FCB Merger, The First National Bank of Manchester, a national banking association and a wholly owned subsidiary of FCB, merged with and into CapStar Bank, a Tennessee chartered bank and a wholly owned subsidiary of CapStar (the “FNBM Merger”), with CapStar Bank continuing as the surviving entity in the FNBM Merger.

On the terms and subject to the conditions set forth in the FCB Merger Agreement, at the effective time of the FCB Merger, shares of common stock, par value $10.00 per share, of FCB (“FCB Common Stock”) issued and outstanding immediately prior to the completion of the FCB Merger (other than shares of FCB Common Stock owned or held by FCB, CapStar and their subsidiaries (in each case, other than shares of FCB Common Stock held in a fiduciary or agency capacity or in satisfaction of debts previously contracted)) were collectively converted into the right to receive in the aggregate 2,969,418 shares of common stock, par value $1.00 per share, of CapStar (“CapStar Common Stock”), with cash (without interest) in lieu of fractional shares, and $22.2 million in cash, without interest.

BOW Merger

Effective July 1, 2020, following the FCB Merger, pursuant to the Plan of Bank Merger, dated as of January 23, 2020 (the “BOW Merger Agreement,” and together with the FCB Merger Agreement, the “Merger Agreements”), by and among CapStar, CapStar Bank and The Bank of Waynesboro, a Tennessee chartered bank (“BOW”), BOW was merged with and into CapStar Bank, with CapStar Bank continuing as the surviving entity (the “BOW Merger,” and together with the FCB Merger, the “Mergers”).

On the terms and subject to the conditions set forth in the BOW Merger Agreement, at the effective time of the BOW Merger, shares of common stock, par value $10.00 per share, of BOW (“BOW Common Stock”) issued and outstanding immediately prior to the completion of the BOW Merger (other than shares of BOW Common Stock owned or held by CapStar, CapStar Bank, BOW and their subsidiaries (in each case, other than shares of BOW Common Stock held in a fiduciary or agency capacity or in satisfaction of debts previously contracted)) were collectively converted into the right to receive in the aggregate 664,800 shares of CapStar Common Stock, with cash (without interest) in lieu of fractional shares, and $5.1 million in cash, without interest.

Total acquistion consideration resulting from the Mergers amounted to approximately $70.9 million.

The foregoing descriptions of the Merger Agreements do not purport to be complete and are qualified in their entirety by reference to the full texts of the Merger Agreements, copies of which were attached as Exhibits 2.1 and 2.2 to CapStar’s Current Report on Form 8-K, filed with the U.S. Securities and Exchange Commission on January 29, 2020, and the terms of which are incorporated herein by reference.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our financial condition at June 30, 2020 and December 31, 2019 and our results of operations for the three and six months ended June 30, 2020 and 2019.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere in this Report and our Annual Report on Form 10-K for the year ended December 31, 2019.  Annualized results for interim periods may not be indicative of results for the full year or future periods.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our current expectations.  Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Report and the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. We assume no obligation to update any of these forward-looking statements except to the extent required by applicable law.

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

Overview

The second quarter of 2020 resulted in $0.34 diluted net income per share of common stock, an increase of 9.3% compared to the second quarter of 2019.  Annualized return on average assets was 1.06% for the second quarter of 2020 compared to 1.15% for the same period in 2019.

For the six months ended June 30, 2020, diluted net income per share of common stock was $0.41, a decrease of 27.2% compared to the same period in 2019. Annualized return on average assets was 0.69% for the six months ended June 30, 2020 compared to 1.06% for the same period in 2019.

At June 30, 2020, loans increased to $1.59 billion, as compared to $1.42 billion at December 31, 2019.  Total deposits increased to $2.10 billion at June 30, 2020 from $1.73 billion at December 31, 2019.

The recent outbreak of a novel coronavirus (“COVID-19”) has resulted in a global pandemic causing the extended shutdown of certain businesses in the region. The recent developments to contain COVID-19 has adversely affected economic conditions in the United States generally and our markets in particular. While the impact of COVID-19 on the economy, the Company and its clients is uncertain, management is actively monitoring the situation and taking necessary actions to adjust operations to protect the health and well-being of employees and clients. Despite the uncertainty the Company is well positioned to continue delivering on its strategic initiatives in a responsible manner by prioritizing things such as business continuity, liquidity management and maintaining an adequate allowance for loan losses.

The Company has taken a proactive approach to protecting our team members and their families as a result of COVID-19. The Company was an early adopter of a work from home strategy having previously made significant investments in laptops, virtual private network access, and bandwidth. Through its business continuity procedures, employees tested remote access the first week of March and all non-financial center employees have been working remotely since March 11. Management has organized a committee which meets regularly to ensure the health of employees, discuss the state of operations, and ensure we are providing the best possible client service and support during this challenging time. Additionally, non-essential business travel has been suspended and company-wide cleaning efforts have been enhanced.

As of March 23, 2020, the Company expanded its social distancing practice by modifying the operations of its financial center network to support the efforts of public health authorities and to help curtail the spread of COVID-19. The Company is temporarily redirecting clients to its digital channels, drive-thrus, and ATMs which can handle most financial transactions. The pandemic is constantly evolving and the Company is making every effort to ensure its response is aligned with its priority to protect the health and safety of employees, clients and the communities we serve.

While the ultimate impact of the COVID-19 pandemic is largely uncertain, based on an initial assessment of the impact to our loan portfolio we increased our allowance for loan losses through a provision for loan losses of $7.6 million during the first quarter of 2020, and an additional $1.6 million during the second quarter of 2020. In an effort to provide relief to clients most impacted by the pandemic, CapStar Bank proactively offered a 90-day full deferment of all loan payments to CapStar borrowers that were less than 30 days past due. As a result, approximately 700 loans (representing approximately $452 million in outstanding loan balances) were approved for payment deferment as of June 30, 2020. CapStar Bank was actively involved in assisting clients applying for loans under the SBA’s Paycheck Protection Program (“PPP”). Through this program we have approved approximately 1,475 PPP loans or $222.0 million which were outstanding and recorded in total loans on the Balance Sheet as of June 30, 2020. As the pandemic continues, we will continue to assess the impact on our market. While it is likely losses will materialize in the future, we continue to proactively work with our clients and evaluate the potential impact of the pandemic on them and us.

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

Net interest income increased $0.7 million, or 3.9%, for the three months ended June 30, 2020 compared to the same period in 2019 and increased $0.3 million, or 1.0%, for the six months ended June 30, 2020 compared to the same period in 2019.  Net interest margin decreased to 3.23% for the three months ended June 30, 2020, compared with 3.68% for the same period of 2019 and decreased to 3.35% for the six months ended June 30, 2020, compared with 3.71% for the same period of 2019.

 Provision for loan losses was $1.6 million for the second quarter of 2020 compared to no provision during the comparable period of 2019. Net charge-offs for the second quarter of 2020 were $703 thousand compared to $56 thousand for the comparable period of 2019. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for the estimated probable inherent losses on outstanding loans.  Our allowance for loan losses at June 30, 2020 was 1.32% of total loans, compared with 0.89% of total loans at December 31, 2019.

Total non-interest income for the second quarter of 2020 increased $3.8 million, or 53.9%, compared with the same period in 2019, and comprised 34% of total revenues.  For the six months ended June 30, 2020, total non-interest income increased $4.9 million, or 41.9%, compared with the same period in 2019, and comprised 28% of total revenues.  These increases were primarily the result of higher mortgage banking income.

Total non-interest expense for the three and six months ended June 30, 2020 increased $2.5 million, or 15.0%, and $1.9 million, or 6.2%, respectively, compared with the same period in 2019. Included in noninterest expense for the three and six months ended June 30, 2020 were $0.4 million and $0.7 million, respectively, of pretax merger related charges compared to $1.7 million and $2.3 million, respectively, for the three and six months ended June 30, 2019. Our efficiency ratio for the three months ended June 30, 2020 was 66.4% compared to 68.5% for the same period in 2019.  For the six months ended June 30, 2020 our efficiency ratio was 65.0% compared to 68.2% for the same period in 2019.

Our effective tax rate for the three and six months ended June 30, 2020 was 22.2% and 13.6%, respectively, compared to 24.0% and 23.1% for the same periods in 2019. The decrease in the effective tax rate is largely the result of the enactment of new provisions under the CARES Act. The CARES Act permits NOL’s arising in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back five taxable years. This enabled us to carry back losses incurred during the taxable year 2018 to prior years with a higher statutory tax rate, creating a permanent tax rate benefit. As a result, we recorded an income tax benefit of $0.8 million related to the permanent tax rate benefit during the first quarter of 2020. We also implemented new strategies during 2020, including the establishment of a Real Estate Investment Trust subsidiary, which also contributed to a lower effective tax rate.

Tangible common equity, a non-GAAP measure, is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. Our ratio of tangible common equity to total tangible assets was 9.92% as of June 30, 2020, compared with 11.47% at December 31, 2019. See “—Non-GAAP Financial Measures” for a discussion of and reconciliation to the most directly comparable U.S. GAAP measure.

The following sections provide more details on subjects presented in this overview.

(a)	Results of Operations

The following is a summary of our results of operations:

			2020 - 2019			2020 - 2019
	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Increase	June 30,		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
Interest income	$20,741	$23,158	(10.4)%	$42,479	$46,125	(7.9)%
Interest expense	3,066	6,150	(50.1)%	8,143	12,115	(32.8)%
Net interest income	17,675	17,008	3.9%	34,336	34,010	1.0%
Provision for loan losses	1,624	—	N/A	9,177	886	935.8%
Net interest income after provision for loan losses	16,051	17,008	(5.6)%	25,159	33,124	(24.0)%
Noninterest income	10,823	7,032	53.9%	16,697	11,767	41.9%
Noninterest expense	18,934	16,470	15.0%	33,145	31,196	6.2%
Net income before income taxes	7,940	7,570	4.9%	8,711	13,695	(36.4)%
Income tax expense	1,759	1,814	(3.0)%	1,184	3,160	(62.5)%
Net income	$6,181	$5,756	7.4%	$7,527	$10,535	(28.6)%

Basic net income per share of common stock	$0.34	$0.33	3.6%	$0.41	$0.59	(31.0)%
Fully diluted net income per share of common stock	$0.34	$0.31	9.3%	$0.41	$0.56	(27.2)%

Annualized return on average assets and annualized return on average shareholders’ equity were 1.06% and 8.83%, respectively, for the second quarter of 2020, compared with 1.15% and 8.84%, respectively, for the same period in 2019.

Annualized return on average assets and annualized return on average shareholders’ equity were 0.69% and 5.40%, respectively, for the six months ended June 30, 2020, compared with 1.06% and 8.20%, respectively, for the same period in 2019.

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

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and six months ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,
	2020			2019
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$1,560,626	$17,459	4.50%	$1,469,210	$19,931	5.44%
Loans held for sale	176,193	1,627	3.71%	91,585	1,068	4.68%
Securities:
Taxable investment securities (2)	194,876	1,236	2.54%	175,742	1,379	3.14%
Investment securities exempt from federal income tax (3)	43,886	312	3.60%	52,541	363	3.50%
Total securities	238,762	1,548	2.73%	228,283	1,742	3.22%
Cash balances in other banks	237,738	107	0.18%	75,485	411	2.18%
Funds sold	1	—	1.27%	767	6	2.96%
Total interest-earning assets	2,213,320	20,741	3.78%	1,865,330	23,158	5.00%
Noninterest-earning assets	136,701			138,877
Total assets	$2,350,021			$2,004,207
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$691,063	831	0.48%	$467,326	1,827	1.57%
Savings and money market deposits	492,682	731	0.60%	479,012	1,782	1.49%
Time deposits	336,132	1,416	1.69%	417,873	2,217	2.13%
Total interest-bearing deposits	1,519,877	2,978	0.79%	1,364,211	5,826	1.71%
Borrowings	11,131	88	3.16%	42,117	324	3.09%
Total interest-bearing liabilities	1,531,008	3,066	0.81%	1,406,328	6,150	1.75%
Noninterest-bearing deposits	512,046			314,029
Total funding sources	2,043,054			1,720,357
Noninterest-bearing liabilities	25,353			22,653
Shareholders’ equity	281,614			261,197
Total liabilities and shareholders’ equity	$2,350,021			$2,004,207
Net interest spread (4)			2.98%			3.25%
Net interest income/margin (5)		$17,675	3.23%		$17,008	3.68%

(1)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)	Taxable investment securities include restricted equity securities.
(3)	Yields on tax exempt securities are shown on a tax equivalent basis.
(4)	Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.
(5)	Net interest margin is annualized net interest income calculated on a tax equivalent basis divided by total average interest-earning assets for the period.

	For the Six Months Ended June 30,
	2020			2019
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$1,490,941	$35,477	4.79%	$1,465,473	$39,718	5.47%
Loans held for sale	178,297	3,346	3.77%	79,301	1,873	4.76%
Securities:
Taxable investment securities (2)	188,347	2,554	2.71%	185,533	2,913	3.14%
Investment securities exempt from federal income tax (3)	44,302	633	3.62%	54,360	739	3.44%
Total securities	232,649	3,187	2.88%	239,893	3,652	3.21%
Cash balances in other banks	166,871	469	0.57%	70,936	857	2.44%
Funds sold	36	—	2.77%	1,419	25	3.52%
Total interest-earning assets	2,068,794	42,479	4.15%	1,857,022	46,125	5.03%
Noninterest-earning assets	135,869			139,364
Total assets	$2,204,663			$1,996,386
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$652,459	2,732	0.84%	$450,830	3,420	1.53%
Savings and money market deposits	496,399	2,283	0.92%	484,470	3,500	1.46%
Time deposits	316,913	2,897	1.84%	396,588	4,030	2.05%
Total interest-bearing deposits	1,465,771	7,912	1.09%	1,331,888	10,950	1.66%
Borrowings	16,060	231	2.90%	80,496	1,165	2.92%
Total interest-bearing liabilities	1,481,831	8,143	1.11%	1,412,384	12,115	1.73%
Noninterest-bearing deposits	418,008			301,638
Total funding sources	1,899,839			1,714,022
Noninterest-bearing liabilities	24,742			23,202
Shareholders’ equity	280,082			259,162
Total liabilities and shareholders’ equity	$2,204,663			$1,996,386
Net interest spread (4)			3.04%			3.30%
Net interest income/margin (5)		$34,336	3.35%		$34,010	3.71%

(1)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)	Taxable investment securities include restricted equity securities.
(3)	Yields on tax exempt securities are shown on a tax equivalent basis.
(4)	Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.
(5)	Net interest margin is annualized net interest income calculated on a tax equivalent basis divided by total average interest-earning assets for the period.

Our net interest margin was 3.23% and 3.68% for the second quarter of 2020 and 2019, respectively.  For the six months ended June 30, 2020 and 2019, our net interest margin was 3.35% and 3.71%, respectively.  The decrease in net interest margin for both periods was primarily due to declining yields on earning assets partially offset by reduced deposit costs.

For the second quarter of 2019 and 2020, average loan yields decreased from 5.44% to 4.50% which was primarily driven by decreases in short-term interest rate indexes affecting the variable rate portion of our loan portfolio.  From December 31, 2018 to June 30, 2020, the LIBOR – 1 month interest rate decreased from 2.50% to 0.17%.  Similarly, the Bank Prime Loan Rate decreased from 5.50% to 3.25% over the same time period. Approximately 48% of our loan portfolio at June 30, 2020 is variable in nature.

For the second quarter of 2019 and 2020, average security yields decreased from 3.22% to 2.73% and from 3.21% to 2.88% for the six months ended June 30, 2019 and 2020, respectively, primarily due to decreases in the LIBOR rate on the variable rate portion of our securities portfolio.  The resulting yield on average interest-earning assets decreased 122 basis points for the second quarter of 2020 compared to the similar period in 2019 and 88 basis points for the six months ended June 30, 2020 compared to the similar period of 2019.

Average funding sources increased 18.8% and 10.8% for the three and six months ended June 30, 2020 compared to the similar period in 2019. The primary driver of our increased funding sources was growth in our average deposits of 21.1% and 15.3% for the three and six months ended June 30, 2020 compared to the similar periods in 2019 which was primarily driven by continued growth in our target markets, an enhanced focus on our deposit strategy, and increasing deposit balances from customers receiving COVID-19 related government stimulus funds. Average non-interest bearing deposits increased 63.1% and 38.6% for the three and six months ended June 30, 2020 compared to the similar period in 2019.

The average rate paid on interest-bearing liabilities was 0.81% for the second quarter of 2020, as compared to 1.75% for the same period in 2019. For the six months ended June 30, 2020 and 2019, the average rate paid on interest-bearing liabilities was 1.11% and 1.73%, respectively. The majority of this decrease was due to decreases in the Fed Funds rate. The Fed Funds rate decreased from 2.40% at December 31, 2018 to 0.08% at June 30, 2020. We passed along a portion of this 232 basis point rate decrease to our clients.

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

At June 30, 2020, our EAR static simulation results indicated that our balance sheet is asset sensitive to parallel shifts in interest rates. This indicates that our assets generally reprice faster than our liabilities, which results in a favorable impact to net interest income when market interest rates increase. Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity and decay rates, and key rate drivers. Because of the inherent use of these estimates and assumptions in the model, our actual results may, and most likely will, differ from our static EAR results. In addition, static EAR results do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates or client behavior. For example, as part of our asset/liability management strategy, management has the ability to increase asset duration and/or decrease liability duration in order to reduce asset sensitivity, or to decrease asset duration and/or increase liability duration in order to increase asset sensitivity.

The following table illustrates the results of our EAR analysis to determine the extent to which our net interest income over the next 12 months would change if prevailing interest rates immediately increased or decreased by the specified amounts.

Net interest income change
Increase 200bp	4.5%
Increase 100bp	2.0
Decrease 100bp	(8.3)
Decrease 200bp	(7.2)

Provision for Loan Losses

Our policy is to maintain an allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses, which is a charge to earnings, is decreased by charge-offs and increased by loan recoveries. Our allowance for loan losses as a percentage of total loans was 1.32% and 0.89% at June 30, 2020 and December 31, 2019, respectively.

The provision for loan losses amounted to $1.6 million and $9.2 million, respectively, for the three and six months ended June 30, 2020 compared to $0 million and $0.9 million, respectively, for the three and six months ended June 30, 2019. Provision expense is impacted by the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs.

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at June 30, 2020. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise.

There are factors beyond our control, such as conditions in the local and national economy, local real estate markets, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting increase in our provision for loan losses could be material. Based on an initial assessment of the impact of the COVID-19 pandemic to our loan portfolio we increased our allowance for loan losses through a provision for loan losses of $7.6 million during the first quarter of 2020, and an additional $1.6 million during the second quarter of 2020.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

			2020 - 2019			2020 - 2019
	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Increase	June 30,		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
Noninterest income:
Treasury management and other deposit service charges	$691	$813	(15.0)%	$1,466	$1,611	(9.0)%
Net gain (loss) on sale of securities	13	(121)	111.0%	40	(108)	136.9%
Tri-Net fees	1,260	1,024	23.1%	1,860	1,664	11.7%
Mortgage banking income	7,123	3,087	130.8%	9,376	4,472	109.7%
Wealth management fees	374	334	12.0%	781	639	22.1%
Interchange and debit card transaction fees	729	991	(26.4)%	1,454	1,569	(7.4)%
Other noninterest income	633	904	(30.1)%	1,720	1,920	(10.3)%
Total noninterest income	$10,823	$7,032	53.9%	$16,697	$11,767	41.9%

The decrease in treasury management and other deposit service charges for the three and six months ended June 30, 2020 compared to the same period in 2019 was driven by transaction volume, which can fluctuate throughout and from period to period and by customers electing to compensate for services through deposit balances rather than fees.

Tri-Net fees represent a line of business which originates and sells commercial real estate loans to third-party investors.  All of these loan sales transfer servicing rights to the buyer.  The volume of loan sales fluctuates from period to period based on various factors, including market conditions.

Mortgage banking income consists of mortgage fee income from the origination and sale of mortgage loans.  These mortgage fees are for loans originated in our markets that are subsequently sold to third-party investors.  Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Mortgage banking income increased 130.8% and 109.7% for the three and six months ended June 30, 2020, respectively, compared to the same periods in 2019. This increase was primarily due to a higher volume of originations related to the interest rate environment.

Wealth management fees are derived from advisory services offered to specific customers. The increase in wealth management fees for the three and six months ended June 30, 2020 compared to the same period in 2019 was mostly driven by transaction volume, which can fluctuate from period to period.

The decrease in interchange and debit card transaction fees is due to transaction volume, which decreased from prior periods due to the COVID-19 pandemic.

Other noninterest income primarily consists of loan related fees and income from bank owned life insurance.

Noninterest Expense

The following table presents the primary components of noninterest expense for the periods indicated.

			2020 - 2019			2020 - 2019
	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Increase	June 30,		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
Noninterest expense:
Salaries and employee benefits	$12,305	$8,563	43.7%	$20,307	$16,995	19.5%
Data processing and software	2,100	1,862	12.8%	3,964	3,336	18.8%
Professional fees	581	501	16.0%	1,216	1,043	16.6%
Occupancy	797	809	(1.6)%	1,616	1,692	(4.5)%
Equipment	680	1,026	(33.8)%	1,431	1,878	(23.8)%
Regulatory fees	333	272	22.3%	496	546	(9.1)%
Merger related expenses	448	1,711	(73.8)%	738	2,305	(68.0)%
Amortization of intangibles	375	419	(10.6)%	761	850	(10.5)%
Other operating	1,315	1,307	0.7%	2,616	2,551	2.5%
Total noninterest expense	$18,934	$16,470	15.0%	$33,145	$31,196	6.2%

Salaries and employee benefits increased 43.7% and 19.5%, respectively, for the three and six months ended June 30, 2020 compared to the similar periods in 2019. The increase is primarily from approximately $2.3 million of higher incentive compensation related to increases in mortgage banking income between periods. In addition, salaries and employee benefits increased between periods due to approximately $1.4 million of severance related expenses. The number of full-time employees decreased from 290 at June, 30 2019 to 286 at June 30, 2020.

Data processing and software expense increased during the periods presented primarily due to infrastructure related costs from implementing the PPP.

Equipment expense decreased between periods primarily due to cost savings resulting from restructuring the administration of our IT network.

Merger related expenses in 2019 and 2020 relate to our mergers with Athens, FCB and BOW.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 66.4% for the three months ended June 30, 2020 compared to 68.5% for the three months ended June 30, 2019. For the six months ended June 30, 2020 and 2019, our efficiency ratio was 65.0% and 68.2%, respectively. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.

Income Tax Provision

During the three and six months ended June 30, 2020, we recorded income tax expense of $1.8 million and $1.2 million, respectively, compared to $1.8 million and $3.2 million, respectively, for the three and six months ended June 30, 2019. Our income tax expense for the six months ended June 30, 2020 reflects an effective income tax rate of 13.6% compared to 23.1% for the same period in 2019.  Our effective tax rate differs from the statutory tax rate primarily due to the enactment of new NOL provisions under the CARES Act. The CARES Act permits NOL’s arising in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back five taxable years. This enabled us to carry back losses incurred during the taxable year 2018 to prior years with a higher statutory tax rate, creating a permanent tax rate benefit. As a result the Company recorded an income tax benefit of $0.8 million related to the permanent tax rate benefit during the first quarter of 2020.  In addition to the permanent tax rate benefit, the effective tax rate compared favorably to the statutory rate due to investments in qualified municipal securities, company owned life insurance, state tax credits, net of the effect of certain non-deductible expenses and the recognition of excess tax benefits related to stock compensation.

(b)Financial Condition

Balance Sheet

Total assets increased $408.0 million, or 20%, from $2.04 billion on December 31, 2019 to $2.45 billion on June 30, 2020. Loans grew $172.6 million, or 12.2%, in the first six months of 2020. Loans held for sale decreased $38.4 million, or (22.8%), during the first six months of 2020.

Total liabilities increased $399.1 million, or 22.6%, from $1.76 billion on December 31, 2019 to $2.16 billion on June 30, 2020. Deposits increased $366.1 million, or 21.2%.

Our 2020 growth in cash, loans and deposits has been significantly influenced by the U.S. government’s various stimulus programs and their impact on our customers.

Loans and Leases

The composition of loans and leases at June 30, 2020 and December 31, 2019 and the percentage of each classification to total loans are summarized as follows:

	June 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Commercial real estate - owner occupied	$147,682	9.3%	$172,456	12.1%
Commercial real estate - non-owner occupied	408,402	25.7%	387,443	27.3%
Consumer real estate	238,696	15.0%	256,097	18.0%
Construction and land development	117,830	7.4%	143,111	10.1%
Commercial and industrial	621,541	39.0%	394,408	27.8%
Consumer	27,542	1.7%	28,426	2.0%
Other	31,032	1.9%	38,161	2.7%
Total loans	$1,592,725	100.0%	$1,420,102	100.0%

At June 30, 2020, our loan portfolio composition remained relatively consistent with the composition at December 31, 2019, with the exception of Commercial and Industrial loans which increased significantly during 2020 primarily due to the origination of loans under the PPP, of which $222.0 million were outstanding as of June 30, 2020. The commercial real estate category includes owner-occupied commercial real estate loans which is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate.

Non-Performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

	June 30, 2020	December 31, 2019
Non-accrual loans	$2,982	$1,464
Troubled debt restructurings	1,228	2,717
Loans past due over 89 days and still accruing	639	38

Non-performing loans	2,982	1,464
Foreclosed real estate	147	1,044
Non-performing assets	3,129	2,508
Non-performing loans as a percentage of total loans	0.19%	0.10%
Non-performing assets as a percentage of total assets	0.13%	0.12%

The following table sets forth the major classifications of non-accrual loans:

	June 30, 2020	December 31, 2019
Commercial real estate	$3	$—
Consumer real estate	763	894
Construction and land development	110	117
Commercial and industrial	2,101	440
Consumer	5	13
Other	—	—
Total loans	$2,982	$1,464

(c)	Liquidity

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

Our most liquid assets are comprised of cash and due from banks, available-for-sale marketable investment securities and federal funds sold. The fair value of the available-for-sale investment portfolio was $223.0 million at June 30, 2020. We pledge portions of our investment securities portfolio to secure public fund deposits, derivative positions and Federal Home Loan Bank advances. At June 30, 2020, total investment securities pledged for these purposes comprised 29% of the estimated fair value of the investment portfolio, leaving $160.3 million of unpledged securities.

We have a large base of non-maturity customer deposits, defined as demand, savings, and money market deposit accounts. At June 30, 2020, such deposits totaled $1.74 billion and represented 83% of our total deposits.

Other sources of funds available to meet daily needs include FHLB advances. As a member of the FHLB of Cincinnati, the Company has access to credit products offered by the FHLB. The Company views these borrowings as a low cost alternative to other time deposits. At June 30, 2020, available credit from the FHLB totaled $150.2 million. Additionally, we had available federal funds purchased lines with correspondent banks totaling $125 million at June 30, 2020.

The principal source of cash for CapStar Financial Holdings, Inc. (the “Parent Company”) is dividends paid to it as the sole shareholder of the Bank. At June 30, 2020, the Bank was able to pay up to $39.2 million in dividends to the Parent Company without regulatory approval subject to the ongoing capital requirements of the Bank.

Accordingly, management currently believes that our funding sources are at sufficient levels to satisfy our short-term and long-term liquidity needs.

(d)	Capital Resources

At June 30, 2020, shareholders’ equity totaled $282.0 million, an increase of $8.9 million since December 31, 2019. As of June 30, 2020, the Company and the Bank were well-capitalized under the regulatory framework for prompt corrective action.  See the Consolidated Statement of Changes in Shareholders’ Equity and Note 11 of the consolidated financial statements for further detail of the changes in equity since the end of 2019.

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

(dollars in thousands, except per share data)	June 30, 2020	December 31, 2019
Total equity	$281,950	$273,046
Less core deposit intangible	(6,123)	(6,883)
Less goodwill	(37,510)	(37,510)
Tangible common equity	$238,317	$228,653

Total assets	$2,445,172	$2,037,201
Less core deposit intangible	(6,123)	(6,883)
Less goodwill	(37,510)	(37,510)
Total tangible assets	$2,401,539	$1,992,808

Total shareholders' equity to total assets	11.53%	13.40%
Tangible common equity ratio	9.92%	11.47%
Total shares of common stock outstanding	18,302,188	18,361,922
Book value per share of common stock	$15.41	$14.87
Tangible book value per share of common stock	13.02	12.45

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

Litigation Against Gaylon M. Lawrence & The Lawrence Group

On October 31, 2017, CapStar filed a complaint, captioned CapStar Financial Holdings, Inc. v. Gaylon M. Lawrence & The Lawrence Group, Case No. 3:17-cv-01421 (the “Action”), in the U.S. District Court for the Middle District of Tennessee, in connection with Mr. Lawrence and The Lawrence Group's acquisition of our common stock. The complaint alleges that defendants violated Section 13(d) of the Exchange Act by filing materially false and misleading Schedules 13D regarding defendants' acquisition of a minority stake (1,156,675 shares) of our common stock. It also alleged that defendants violated the Change in Bank Control Act, 12 U.S.C. § 1817(j) (the "CBCA"), by attempting to acquire control of CapStar without first receiving approval from the Federal Reserve, and also that defendants violated Tennessee Code Section 45-2-107 by controlling banks without having registered as a bank holding company.

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

On July 23, 2020, CapStar and Mr. Lawrence entered into a settlement agreement, whereby CapStar agreed to file a joint stipulation, dismissing the Action without prejudice. On July 24, 2020, CapStar filed the stipulation, which the court granted on July 24, 2020.

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

Our business, financial condition, liquidity, credit quality, and results of operations have been, and will likely continue to be, adversely affected by the emergence of the COVID-19 pandemic. The extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, credit quality, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The following table shows information relating to the repurchase of shares of common stock by the Company during the three months ended June 30, 2020.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (2)	Maximum remaining dollar value of shares that may be purchased under the plan
April 1 - April 30	355	$11.02	—	$7.56 million
May 1 - May 31	—	—	—	$7.56 million
June 1 - June 30	4,458	11.24	—	$7.56 million
Total	4,813	$11.22	—	$7.56 million

(1)	Activity represents shares of common stock withheld to pay purchase price and taxes due upon vesting of restricted shares and exercise of stock options.
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

4.1

Form of Common Stock Certificate (incorporated by reference herein to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on September 20, 2016)

4.2

Second Amended and Restated Shareholders’ Agreement, dated as of August 22, 2016, among CapStar Financial Holdings, Inc., CapStar Bank, Corsair III Financial Services Capital Partners, L.P., Corsair III Financial Services Offshore 892 Partners, L.P., North Dakota Investors, LLC and certain other persons named therein (incorporated by reference herein to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

31.1

Certification of Chief Executive Officer of CapStar Financial Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.**

31.2

Certification of Chief Financial Officer of CapStar Financial Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.**

32.1	Certification of Chief Executive Officer of CapStar Financial Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

32.2	Certification of Chief Financial Officer of CapStar Financial Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.

*

The XBRL related information in Exhibit 101 to this quarterly report on Form 10-Q shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

**	Furnished with this Quarterly Report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTAR FINANCIAL HOLDINGS, INC.

By:	/s/ Michael J. Fowler
Michael J. Fowler
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	August 6, 2020