Form 10-Q
period 2020-09-30
CapStar Financial Holdings, Inc.
filed 2020-11-05
CIK 1676479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of October 30, 2020
Common Stock, par value $1.00 per share	21,945,314

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

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	September 30, 2020
	(unaudited)	December 31, 2019
Assets
Cash and due from banks	$39,917	$17,726
Interest-bearing deposits in financial institutions	416,008	83,368
Federal funds sold	—	175
Total cash and cash equivalents	455,925	101,269
Securities available-for-sale, at fair value	308,337	213,129
Securities held-to-maturity, fair value of $2,526 and $3,411 at September 30, 2020 and December 31, 2019, respectively	2,413	3,313
Loans held for sale, includes $112,002 and $30,740 measured at fair value at September 30, 2020 and December 31, 2019, respectively	198,603	168,222
Loans	1,906,603	1,420,102
Less allowance for loan losses	(23,167)	(12,604)
Loans, net	1,883,436	1,407,498
Premises and equipment, net	27,728	19,184
Restricted equity securities	13,625	13,689
Accrued interest receivable	9,814	5,792
Goodwill	41,068	37,510
Core deposit intangible, net	9,154	6,883
Other real estate owned, net	171	1,044
Other assets	74,074	59,668
Total assets	$3,024,348	$2,037,201
Liabilities and Shareholders’ Equity
Deposits:
Non interest-bearing	$716,707	$312,096
Interest-bearing	791,601	607,211
Savings and money market accounts	604,495	506,692
Time	504,739	303,452
Total deposits	2,617,542	1,729,451
Federal Home Loan Bank advances	10,000	10,000
Subordinated notes	29,418	—
Other liabilities	33,493	24,704
Total liabilities	2,690,453	1,764,155
Shareholders’ equity:
Common stock, voting, $1 par value; 25,000,000 shares authorized; 21,947,805 and 18,361,922 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	21,948	18,362
Additional paid-in capital	246,847	207,083
Retained earnings	58,296	46,218
Accumulated other comprehensive income, net of income tax	6,804	1,383
Total shareholders’ equity	333,895	273,046
Total liabilities and shareholders’ equity	$3,024,348	$2,037,201

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income:
Loans, including fees	$22,796	$21,005	$61,620	$62,596
Securities:
Taxable	1,193	1,028	3,465	3,540
Tax-exempt	343	354	975	1,093
Federal funds sold	—	1	—	26
Restricted equity securities	139	183	421	584
Interest-bearing deposits in financial institutions	171	645	640	1,502
Total interest income	24,642	23,216	67,121	69,341
Interest expense:
Interest-bearing deposits	640	2,102	3,371	5,523
Savings and money market accounts	2,537	1,944	4,819	5,445
Time deposits	1,299	1,887	4,197	5,917
Federal funds purchased	—	—	—	4
Securities sold under agreements to repurchase	—	—	—	5
Federal Home Loan Bank advances	116	127	348	1,281
Subordinated notes	394	—	394	—
Total interest expense	4,986	6,060	13,129	18,175
Net interest income	19,656	17,156	53,992	51,166
Provision for loan losses	2,119	(125)	11,295	761
Net interest income after provision for loan losses	17,537	17,281	42,697	50,405
Noninterest income:
Treasury management and other deposit service charges	1,064	788	2,531	2,399
Net gain (loss) on sale of securities	34	—	74	(108)
Tri-Net fees	668	847	2,528	2,511
Mortgage banking income	9,686	2,679	19,063	7,151
Wealth management fees	382	379	1,162	1,018
Interchange and debit card transaction fees	936	754	2,389	2,323
Other noninterest income	2,034	1,341	3,753	3,261
Total noninterest income	14,804	6,788	31,500	18,555
Noninterest expense:
Salaries and employee benefits	12,949	9,229	33,256	26,224
Data processing and software	2,353	1,790	6,317	5,126
Professional fees	638	528	1,854	1,571
Occupancy	999	858	2,615	2,550
Equipment	864	1,012	2,295	2,890
Regulatory fees	397	18	893	564
Merger related expenses	2,548	187	3,286	2,491
Amortization of intangibles	539	408	1,300	1,258
Other operating	1,452	1,501	4,067	4,054
Total noninterest expense	22,739	15,531	55,883	46,728
Income before income taxes	9,602	8,538	18,314	22,232
Income tax expense	2,115	2,072	3,299	5,231
Net income	$7,487	$6,466	$15,015	$17,001
Per share information:
Basic net income per share of common stock	$0.34	$0.36	$0.77	$0.96
Diluted net income per share of common stock	$0.34	$0.35	$0.77	$0.91
Weighted average shares outstanding:
Basic	21,948,579	17,741,778	19,558,281	17,729,518
Diluted	21,960,490	18,532,479	19,583,448	18,670,280

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$7,487	$6,466	$15,015	$17,001
Other comprehensive income:
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	(440)	1,112	3,902	6,502
Reclassification adjustment for (gains) losses included in net income	(34)	—	(74)	108
Tax effect	(40)	(291)	(1,086)	(1,729)
Net of tax	(514)	821	2,742	4,881
Unrealized losses on cash flow hedges:
Unrealized holding losses arising during the period	—	—	—	(702)
Reclassification adjustment for losses included in net income	2,167	265	2,679	627
Tax effect	—	—	—	(218)
Net of tax	2,167	265	2,679	(293)
Other comprehensive income	1,653	1,086	5,421	4,588
Comprehensive income	$9,140	$7,552	$20,436	$21,589

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands, except share data)

	Preferred	Common Stock, voting		Common Stock, nonvoting		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	stock	Shares	Amount	Shares	Amount	capital	earnings	income	equity
Balance December 31, 2019	$—	18,361,922	$18,362	—	$—	$207,083	$46,218	$1,383	$273,046
Net issuance of restricted common stock	—	73,098	73	—	—	(196)	—	—	(123)
Stock-based compensation expense	—	—	—	—	—	360	—	—	360
Net exercise of common stock options	—	20,582	21	—	—	85	—	—	106
Repurchase of common stock	—	(147,800)	(148)	—	—	(1,289)	—	—	(1,437)
Common stock dividends declared ($0.05 per share)	—	—	—	—	—	—	(916)	—	(916)
Net income	—	—	—	—	—	—	1,346	—	1,346
Other comprehensive income	—	—	—	—	—	—	—	3,408	3,408
Balance March 31, 2020	—	18,307,802	18,308	—	—	206,043	46,648	4,791	275,790
Net issuance of restricted common stock	—	(5,614)	(6)	—	—	7	—	—	1
Stock-based compensation expense	—	—	—	—	—	541	—	—	541
Common stock dividends declared ($0.05 per share)	—	—	—	—	—	—	(923)	—	(923)
Net income	—	—	—	—	—	—	6,181	—	6,181
Other comprehensive income	—	—	—	—	—	—	—	360	360
Balance June 30, 2020	—	18,302,188	18,302	—	—	206,591	51,906	5,151	281,950
Net issuance of restricted common stock	—	13,899	14	—	—	(27)	—	—	(13)
Stock-based compensation expense	—	—	—	—	—	330	—	—	330
Issuance of common stock in conjunction with mergers	—	3,631,718	3,632	—	—	39,953	—	—	43,585
Common stock dividends declared ($0.05 per share)	—	—	—	—	—	—	(1,097)	—	(1,097)
Net income	—	—	—	—	—	—	7,487	—	7,487
Other comprehensive income	—	—	—	—	—	—	—	1,653	1,653
Balance September 30, 2020	$—	21,947,805	$21,948	—	$—	$246,847	$58,296	$6,804	$333,895

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands, except share data)

	Preferred	Common Stock, voting		Common Stock, nonvoting		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	stock	Shares	Amount	Shares	Amount	capital	earnings	income (loss)	equity
Balance December 31, 2018	$878	17,592,160	$17,592	132,561	$133	$211,789	$27,303	$(3,316)	$254,379
Net issuance of restricted common stock	—	13,801	14	—	—	(182)	—	—	(168)
Stock-based compensation expense	—	—	—	—	—	344	—	—	344
Net exercise of common stock options	—	182,002	182	—	—	998	—	—	1,180
Repurchase of common stock	—	(155,400)	(155)	—	—	(2,276)	—	—	(2,431)
Common and preferred stock dividends declared ($0.05 per share)	—	—	—	—	—	—	(744)	—	(744)
Net income	—	—	—	—	—	—	4,779	—	4,779
Other comprehensive loss	—	—	—	—	—	—	—	2,412	2,412
Balance March 31, 2019	878	17,632,563	17,633	132,561	133	210,673	31,338	(904)	259,751
Net issuance of restricted common stock	—	(6,826)	(7)	—	—	(6)	—	—	(13)
Stock-based compensation expense	—	—	—	—	—	340	—	—	340
Net exercise of common stock options	—	22,778	23	—	—	51	—	—	74
Repurchase of common stock	—	(219,600)	(220)	—	—	(3,185)	—	—	(3,405)
Common and preferred stock dividends declared ($0.05 per share)	—	—	—	—	—	—	(929)	—	(929)
Net income	—	—	—	—	—	—	5,756	—	5,756
Other comprehensive loss	—	—	—	—	—	—	—	1,090	1,090
Balance June 30, 2019	878	17,428,915	17,429	132,561	133	207,873	36,165	186	262,664
Net issuance of restricted common stock	—	(5,335)	(6)	—	—	(28)	—	—	(34)
Stock-based compensation expense	—	—	—	—	—	351	—	—	351
Net exercise of common stock options	—	39,000	39	—	—	431	—	—	470
Conversion of preferred stock to common stock	(878)	878,048	878	—	—	—	—	—	—
Conversion of non-voting common stock to common stock	—	132,561	133	(132,561)	(133)	—	—	—	—
Repurchase of common stock	—	(129,786)	(130)	—	—	(1,870)	—	—	(2,000)
Common and preferred stock dividends declared ($0.05 per share)	—	—	—	—	—	—	(921)	—	(921)
Net income	—	—	—	—	—	—	6,466	—	6,466
Other comprehensive income	—	—	—	—	—	—	—	1,086	1,086
Balance September 30, 2019	$—	$18,343,403	$18,343	$—	$—	$206,757	$41,710	$1,272	$268,082

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income	$15,015	$17,001
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	11,295	761
Accretion of discounts on acquired loans and deferred fees	(3,446)	(1,908)
Depreciation and amortization	2,261	2,192
Net amortization of premiums on investment securities	994	577
Net (gain) loss on sale of securities	(74)	108
Mortgage banking income	(19,063)	(7,151)
Tri-Net fees	(2,528)	(2,511)
Net gain on sale of loans	(525)	(823)
Net gain on disposal of premises and equipment	(303)	—
Net gain on sale of other real estate owned	(108)	(3)
Stock-based compensation	1,231	1,035
Deferred income tax expense	1,788	874
Origination of loans held for sale	(845,982)	(594,982)
Proceeds from loans held for sale	834,392	532,649
Cash payments arising from operating leases	(1,402)	(1,338)
Amortization of debt issuance expense	31	—
Net increase in accrued interest receivable and other assets	(6,406)	(9,287)
Net increase in accrued interest payable and other liabilities	4,186	10,352
Net cash used in operating activities	(8,644)	(52,454)
Cash flows from investing activities:
Activities in securities available-for-sale:
Purchases	(134,935)	(27,342)
Sales	77,338	54,133
Maturities, prepayments and calls	64,009	19,460
Activities in securities held-to-maturity:
Maturities, prepayments and calls	880	396
Net redemption (purchase) of restricted equity securities	1,154	(1,862)
Net (increase) decrease in loans	(185,614)	20,661
Purchase of premises and equipment	(417)	(1,520)
Proceeds from the sale of premises and equipment	2,660	—
Proceeds from sale of other real estate	1,665	127
Cash received from mergers, net	63,482	—
Net cash (used in) provided by investing activities	(109,778)	64,053
Cash flows from financing activities:
Net increase in deposits	445,414	161,755
Proceeds from Federal Home Loan Bank advances	680,000	75,000
Payments on Federal Home Loan Bank advances	(680,000)	(190,000)
Issuance of subordinated notes	29,387	—
Repurchase of common stock	(1,437)	(7,836)
Exercise of common stock options and warrants, net of repurchase of restricted shares	(29)	1,509
Common and preferred stock dividends paid	(2,936)	(2,573)
Termination of interest rate swap agreements and related reclassification adjustment for unrealized losses included in income	2,679	(876)
Net cash provided by financing activities	473,078	36,979
Net increase in cash and cash equivalents	354,656	48,578
Cash and cash equivalents at beginning of period	101,269	105,443
Cash and cash equivalents at end of period	$455,925	$154,021
Supplemental disclosures of cash paid:
Interest paid	$12,525	$18,565
Income taxes	5,620	314
Supplemental disclosures of noncash transactions:
Transfer of loans to other real estate	$113	$50
Loans charged off to the allowance for loan losses	1,014	532
Lease liabilities arising from obtaining right-of-use assets	668	—
Unrealized gains on securities available for sale	2,742	4,881
Loans transferred from held for sale to held for investment	2,800	—
Assets acquired, net of cash	423,983	—
Liabilities assumed	447,412	—
Goodwill	3,558	—
Conversion of preferred stock and non-voting common stock	—	1,011

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the period ended September 30, 2020 include CapStar Financial Holdings, Inc. and its wholly owned subsidiary, CapStar Bank (the “Bank”, together referred to as the “Company”). Significant intercompany transactions and accounts are eliminated in consolidation.

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

Subsequent Events

Accounting Standards Codification (“ASC”) 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated all events or transactions that occurred after September 30, 2020 through the date of the issued financial statements.

NOTE 2 – ACQUISITIONS

FCB Merger

Effective July 1, 2020, pursuant to the Agreement and Plan of Merger, dated as of January 23, 2020 (the “FCB Merger Agreement”), by and between the Company and FCB Corporation, a Tennessee corporation (“FCB”), FCB was merged with and into CapStar, with CapStar continuing as the surviving entity (the “FCB Merger”). Immediately following the FCB Merger, The First National Bank of Manchester, a national banking association and a wholly owned subsidiary of FCB, merged with and into CapStar Bank, a Tennessee chartered bank and a wholly owned subsidiary of CapStar (the “FNBM Merger”), with CapStar Bank continuing as the surviving entity in the FNBM Merger.

Subject to the terms and conditions set forth in the FCB Merger Agreement, at the effective time of the FCB Merger, shares of common stock, par value $10.00 per share, of FCB (“FCB Common Stock”) issued and outstanding immediately prior to the completion of the FCB Merger (other than shares of FCB Common Stock owned or held by FCB, CapStar and their subsidiaries (in each case, other than shares of FCB Common Stock held in a fiduciary or agency capacity or in satisfaction of debts previously contracted) were collectively converted into the right to receive in the aggregate 2,966,918 shares of common stock, par value $1.00 per share, of CapStar (“CapStar Common Stock”), with cash (without interest) in lieu of fractional shares, and $22.2 million in cash, without interest.

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

With the acquisitions, the Company further expanded its franchise in the Middle Tennessee market. FCB’s and BOW’s results of operations were included in the Company’s results beginning July 1, 2020.  Acquisition related costs of $2.5 million and $3.3 million are included in the Company’s consolidated statements of income for the three and nine months ended September 30, 2020, respectively. The fair value of the common shares issued as part of the consideration paid for the Mergers was determined by the closing price of the Company’s common shares immediately preceding the acquisition date.

Goodwill of $3.6 million associated with the Mergers is not amortizable for book or tax purposes.  The following table summarizes the consideration paid for the Mergers and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date (in thousands):

	As recorded by FCB Corporation	Initial fair value adjustments		Measurement period adjustments	As recorded by CapStar Financial Holdings
Assets:
Cash and cash equivalents	$90,760	$—		$—	$90,760
Securities	98,536	159	(a)	—	98,695
Loans, gross	296,992	(2,318)	(b)	—	294,674
Allowance for loan losses	(4,544)	4,544	(c)	—	—
Premises and equipment, net	9,907	1,540	(d)	—	11,447
Core deposit intangible	—	3,570	(e)	—	3,570
Other	16,514	(917)	(f)	—	15,597
Total	$508,165	$6,578		$—	$514,743
Liabilities:
Deposits	$440,025	$2,652	(g)	$—	$442,677
Other	4,735	—		—	4,735
Total	$444,760	$2,652		$—	$447,412

Net identifiable assets acquired					$67,331

Total cost of acquisition:
Value of stock issued					$43,611
Cash consideration paid					27,278
Total cost of acquisition					$70,889

Goodwill recorded related to acquisition					$3,558

(a)	The amount represents the fair value adjustment of acquired securities that were subsequently sold.

(b)	The amount represents the adjustment of the net book value of acquired loans to their estimated fair value based on interest rates and expected cash flows at the date of acquisition.

(c)	The amount represents the removal of FCB’s and BOW’s existing allowance for loan losses.

(d)	The amount represents the adjustment of the net book value of acquired premises and equipment to their estimated fair value.

(e)

The amount represents the adjustment of recording the fair value of the core deposit intangible representing the intangible value of the deposit base acquired and the fair value of the customer relationship.

(f)	The amount represents the net adjustment of the deferred tax asset recognized on the fair value adjustments on acquired assets and assumed liabilities.

(g)

The amount represents the adjustment necessary because the weighted average interest rate of acquired time deposits exceeded the cost of similar funding at the time of acquisition.  The fair value adjustment will be amortized to reduce future interest expense over the life of the portfolio.

Consolidated revenue and earnings information for FCB and BOW was not available for the three and nine months ended September 30, 2019. As such, the presentation of comparative supplemental pro forma revenue and earnings for the three and nine months ended September 30, 2020 and 2019 of the combined results of the Company, FCB and BOW as if the merger had occurred as of January 1, 2019 was impracticable.

NOTE 3 – SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2020 and December 31, 2019 are summarized as follows (in thousands):

	September 30, 2020				December 31, 2019
	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value
Securities available-for-sale:
U. S. government agency securities	$12,909	$79	$—	$12,988	$10,421	$4	$(94)	$10,331
State and municipal securities	53,972	2,293	(92)	56,173	44,053	1,927	(20)	45,960
Mortgage-backed securities	205,734	4,975	(263)	210,446	137,305	1,834	(460)	138,679
Asset-backed securities	3,325	—	(194)	3,131	3,325	—	(128)	3,197
Other debt securities	25,383	340	(124)	25,599	14,839	141	(18)	14,962
Total	$301,323	$7,687	$(673)	$308,337	$209,943	$3,906	$(720)	$213,129
Securities held-to-maturity:
State and municipal securities	$2,413	$113	$—	$2,526	$3,313	$98	$—	$3,411
Total	$2,413	$113	$—	$2,526	$3,313	$98	$—	$3,411

Security fair values are established by an independent pricing service as of the dates indicated. The difference between amortized cost and fair value reflects current interest rates and represents the potential gain (loss) had the portfolio been liquidated on those dates. Security gains (losses) are realized only in the event of dispositions prior to maturity or other-than-temporary impairment. Securities with unrealized losses as of September 30, 2020 and December 31, 2019, and the length of time they were in continuous loss positions as of such dates are as follows (in thousands):

	Less than 12 months		12 months or more		Total
September 30, 2020	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
U. S. government agency securities	$—	$—	$—	$—	$—	$—
State and municipal securities	9,095	(92)	—	—	9,095	(92)
Mortgage-backed securities	53,584	(200)	1,531	(63)	55,115	(263)
Asset-backed securities	—	—	3,131	(194)	3,131	(194)
Other debt securities	8,080	(114)	1,493	(10)	9,573	(124)
Total temporarily impaired securities	$70,759	$(406)	$6,155	$(267)	$76,914	$(673)

December 31, 2019
U. S. government agency securities	$6,694	$(51)	$1,637	$(43)	$8,331	$(94)
State and municipal securities	2,356	(12)	814	(8)	3,170	(20)
Mortgage-backed securities	30,570	(136)	21,364	(324)	51,934	(460)
Asset-backed securities	—	—	3,197	(128)	3,197	(128)
Other debt securities	3,012	(16)	1,502	(2)	4,514	(18)
Total temporarily impaired securities	$42,632	$(215)	$28,514	$(505)	$71,146	$(720)

As noted in the table above, as of September 30, 2020, the Company had gross unrealized losses of $0.7 million in its investment securities portfolio. The unrealized losses associated with these investment securities are driven by changes in interest rates and are recorded as a component of equity. These investment securities will continue to be monitored as a part of our ongoing impairment analysis. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. If a shortfall in future cash flows is identified, a credit loss will be deemed to have occurred and will be recognized as a charge to earnings and a new cost basis for the security will be established.

Since the Company currently does not intend to sell any investment securities that have an unrealized loss at September 30, 2020, and it is not likely that we will be required to sell these investment securities before recovery of their amortized cost bases, which may be at maturity, we do not consider these securities to be other-than-temporarily impaired at September 30, 2020.

Securities with a carrying value of $60.8 million at September 30, 2020 were pledged to collateralize public deposits, derivative positions and Federal Home Loan Bank advances.

Results from sales of securities were as follows (in thousands):

	Nine Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2019
Proceeds	$77,338	$54,133
Gross gains	83	370
Gross losses	(9)	(478)

The amortized cost and fair value of securities at September 30, 2020, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in less than one year	$21,552	$21,660	$599	$614
Due one to five years	34,023	34,839	1,814	1,912
Due five to ten years	31,646	33,262	—	—
Due beyond ten years	5,043	4,999	—	—
Mortgage-backed securities	205,734	210,446	—	—
Asset-backed securities	3,325	3,131	—	—
Total	$301,323	$308,337	$2,413	$2,526

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the loan portfolio as of September 30, 2020 and December 31, 2019 follows (in thousands):

	September 30, 2020	December 31, 2019
Commercial real estate	$644,442	$559,899
Consumer real estate	350,238	256,097
Construction and land development	176,751	143,111
Commercial and industrial	648,018	394,408
Consumer	42,104	28,426
Other	45,050	38,161
Total	1,906,603	1,420,102
Allowance for loan losses	(23,167)	(12,604)
Total loans, net	$1,883,436	$1,407,498

The CARES Act created a new guaranteed, unsecured loan program under the SBA called the Payroll Protection Program (“PPP”), which the Company participates in, to fund operational costs of eligible businesses, organizations and self-employed persons during the pandemic period. The SBA has guaranteed 100% of the amounts loaned under the PPP by lenders to eligible small businesses. One of the notable features of the PPP is that borrowers are eligible for loan forgiveness if certain conditions are met related to retaining staff and if loan amounts are used to cover eligible expenses, such as payroll, mortgage interest, rents and utilities payments. These loans have a two-year term and will earn interest at a rate of 1%. The Company assisted customers with applications for resources through the program and funded 1,475 loans. As of September 30, 2020, the outstanding balance of loans originated under the PPP totaled $222.3 million and was included in commercial and industrial loans.

Additionally, PPP borrowers are not required to pay any fees to the government or the lender and the loans may be repaid by the borrower at any time. The SBA, however, will pay lenders a processing fee based on the size of the PPP loan, ranging from 1% to 5% of the loan. Unamortized fees associated with PPP loans included in total loans were $5.6 million as of September 30, 2020. These fees are deferred and amortized over the life of the loan.

The adequacy of the allowance for loan losses (“ALL”) is assessed at the end of each quarter. The ALL includes a specific component related to loans that are individually evaluated for impairment and a general component related to loans that are segregated into homogenous pools and collectively evaluated for impairment.  The ALL factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics, which are adjusted by management to reflect current events, trends, and conditions. The adjustments include consideration of the following:  changes in lending policies and procedures, economic conditions, nature and volume of the portfolio, experience of lending management, volume and severity of past due loans, quality of the loan review system, value of underlying collateral for collateral dependent loans, concentrations, and other external factors. The Company’s evaluation of other external factors included consideration of the novel coronavirus (“COVID-19”) global pandemic and the resulting impact on the Company’s loan portfolio as of September 30, 2020, which is largely uncertain due to rapidly evolving conditions.

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

Loans not falling into the criteria above are considered to be pass-rated loans. The Company utilizes six loan grades within the pass risk rating.

The following tables present the loan balances by category as well as risk rating (in thousands):

September 30, 2020	Pass/Watch	Special Mention	Substandard	Doubtful	Total Impaired Loans	Total
Commercial real estate	$601,861	$31,598	$2,843	$—	$1,193	$637,495
Consumer real estate	327,953	2,239	1,264	35	930	332,421
Construction and land development	171,105	5,168	8	—	106	176,387
Commercial and industrial	595,034	24,351	25,091	—	83	644,559
Consumer	38,708	393	18	5	4	39,128
Other	44,350	34	—	93	—	44,477
Purchased credit impaired	20,545	5,735	4,446	1,410	—	32,136
Total	$1,799,556	$69,518	$33,670	$1,543	$2,316	$1,906,603

December 31, 2019
Commercial real estate	$551,929	$915	$4,438	$—	$2,507	$559,789
Consumer real estate	252,952	503	1,551	—	483	255,489
Construction and land development	142,978	—	16	—	112	143,106
Commercial and industrial	370,475	14,341	8,241	—	487	393,544
Consumer	28,382	6	15	—	5	28,408
Other	38,161	—	—	—	—	38,161
Purchased credit impaired	—	—	1,605	—	—	1,605
Total	$1,384,877	$15,765	$15,866	$—	$3,594	$1,420,102

The following table details the changes in the ALL for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Three Months Ended September 30, 2020
Balance, beginning of period	5,139	1,398	2,387	11,514	234	363	$21,035
Charged-off loans	—	—	—	—	(30)	(22)	(52)
Recoveries	13	1	—	3	16	32	65
Provision for loan losses	677	418	795	183	(20)	66	2,119
Balance, end of period	$5,829	$1,817	$3,182	$11,700	$200	$439	$23,167

Three Months Ended September 30, 2019
Balance, beginning of period	$3,922	$1,142	$1,733	$5,518	$166	$422	$12,903
Charged-off loans	—	—	—	(282)	(30)	(20)	(332)
Recoveries	4	2	—	356	18	2	382
Provision for loan losses	(36)	101	209	(468)	53	16	(125)
Balance, end of period	$3,890	$1,245	$1,942	$5,124	$207	$420	$12,828

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Nine Months Ended September 30, 2020
Balance, beginning of period	$3,599	$1,231	$2,058	$5,074	$222	$420	$12,604
Charged-off loans	(3)	(43)	—	(710)	(83)	(175)	(1,014)
Recoveries	10	4	—	162	58	48	282
Provision for loan losses	2,223	625	1,124	7,174	3	146	11,295
Balance, end of period	$5,829	$1,817	$3,182	$11,700	$200	$439	$23,167

Nine Months Ended September 30, 2019
Balance, beginning of period	$3,309	$1,005	$2,431	$5,036	$105	$227	$12,113
Charged-off loans	—	—	—	(308)	(109)	(115)	(532)
Recoveries	16	18	—	371	60	21	486
Provision for loan losses	565	222	(489)	25	151	287	761
Balance, end of period	$3,890	$1,245	$1,942	$5,124	$207	$420	$12,828

A breakdown of the ALL and the loan portfolio by loan category at September 30, 2020 and December 31, 2019 follows (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
September 30, 2020
Allowance for Loan Losses:
Collectively evaluated for impairment	$5,829	$1,817	$3,112	$11,700	$200	$439	$23,097
Individually evaluated for impairment	—	—	70	—	—	—	70
Purchased credit impaired	—	—	—	—	—	—	—
Balances, end of period	$5,829	$1,817	$3,182	$11,700	$200	$439	$23,167
Loans:
Collectively evaluated for impairment	$636,302	$331,491	$176,281	$644,476	$39,124	$44,477	$1,872,151
Individually evaluated for impairment	1,193	930	106	83	4	—	2,316
Purchased credit impaired	6,947	17,817	364	3,459	2,976	573	32,136
Balances, end of period	$644,442	$350,238	$176,751	$648,018	$42,104	$45,050	$1,906,603

December 31, 2019
Allowance for Loan Losses:
Collectively evaluated for impairment	$3,599	$1,231	$2,058	$5,074	$222	$420	$12,604
Individually evaluated for impairment	—	—	—	—	—	—	—
Purchased credit impaired	—	—	—	—	—	—	—
Balances, end of period	$3,599	$1,231	$2,058	$5,074	$222	$420	$12,604
Loans:
Collectively evaluated for impairment	$557,282	$255,006	$142,994	$393,057	$28,403	$38,161	$1,414,903
Individually evaluated for impairment	2,507	483	112	487	5	—	3,594
Purchased credit impaired	110	608	5	864	18	—	1,605
Balances, end of period	$559,899	$256,097	$143,111	$394,408	$28,426	$38,161	$1,420,102

The following table presents the allocation of the ALL for each respective loan category with the corresponding percentage of the ALL in each category to total loans, net of deferred fees as of September 30, 2020 and December 31, 2019. PPP loans included in commercial and industrial loans in the below table do not have a corresponding ALL as they are fully guaranteed by the SBA (dollars in thousands):

	September 30, 2020		December 31, 2019
	Amount	Percent of total loans	Amount	Percent of total loans
Commercial real estate	$5,829	0.31%	$3,599	0.25%
Consumer real estate	1,817	0.10	1,231	0.09
Construction and land development	3,182	0.17	2,058	0.14
Commercial and industrial	11,700	0.61	5,074	0.36
Consumer	200	0.01	222	0.02
Other	439	0.02	420	0.03
Total allowance for loan losses	$23,167	1.22%	$12,604	0.89%

The following table presents the Company’s impaired loans that were evaluated for specific loss allowance, excluding purchased credit impaired (“PCI”) loans, as of September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020			December 31, 2019
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial real estate	$1,193	$1,176	$—	$2,507	$2,446	$—
Consumer real estate	930	945	—	483	497	—
Construction and land development	—	—	—	112	117	—
Commercial and industrial	83	318	—	487	710	—
Consumer	4	4	—	5	5	—
Other	—	—	—	—	—	—
Subtotal	2,210	2,443	—	3,594	3,775	—
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—
Consumer real estate	—	—	—	—	—	—
Construction and land development	106	111	70	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	106	111	70	—	—	—
Total	$2,316	$2,554	$70	$3,594	$3,775	$—

The following presents information related to the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2019		September 30, 2020		September 30, 2019
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate	$1,191	$17	$2,511	$40	$1,458	$57	$2,512	$118
Consumer real estate	961	9	670	6	982	27	679	23
Construction and land development	—	—	116	—	—	—	122	4
Commercial and industrial	90	—	932	6	176	2	1,043	20
Consumer	4	—	12	—	4	—	13	—
Other	—	—	—	—	—	—	—	—
Subtotal	2,246	26	4,241	52	2,620	86	4,369	165
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—	—	—
Consumer real estate	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—
Commercial and industrial	107	—	—	—	108	—	—	—
Consumer	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
Subtotal	107	—	—	—	108	—	—	—
Total	$2,353	$26	$4,241	$52	$2,728	$86	$4,369	$165

There was no interest income recognized on a cash basis for impaired loans during the three months ended September 30, 2020 or 2019.

The following table presents the aging of the recorded investment in past due loans as of September 30, 2020 and December 31, 2019 by class of loans (in thousands):

	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
September 30, 2020
Commercial real estate	$20	$1,176	$—	$1,196	$636,299	$637,495
Consumer real estate	162	772	380	1,314	331,107	332,421
Construction and land development	464	64	—	528	175,859	176,387
Commercial and industrial	959	654	328	1,941	642,618	644,559
Consumer	90	12	4	106	39,022	39,128
Other	182	—	—	182	44,295	44,477
Purchased credit impaired	1,799	222	1,069	3,090	29,046	32,136
Total	$3,676	$2,900	$1,781	$8,357	$1,898,246	$1,906,603

December 31, 2019
Commercial real estate	$372	$—	$—	$372	$559,417	$559,789
Consumer real estate	3,567	408	501	4,476	251,013	255,489
Construction and land development	653	—	—	653	142,453	143,106
Commercial and industrial	1,277	8	440	1,725	391,819	393,544
Consumer	67	—	26	93	28,315	28,408
Other	—	—	—	—	38,161	38,161
Purchased credit impaired	75	81	149	305	1,300	1,605
Total	$6,011	$497	$1,116	$7,624	$1,412,478	$1,420,102

The following table presents the recorded investment in non-accrual loans, past due loans over 89 days and accruing and troubled debt restructurings (“TDR”) by class of loans as of September 30, 2020 and December 31, 2019 (in thousands):

	Non-Accrual	Past Due Over 89 Days and Accruing	Troubled Debt Restructurings
September 30, 2020
Commercial real estate	$24	$—	$1,176
Consumer real estate	1,128	20	—
Construction and land development	122	—	—
Commercial and industrial	382	10	—
Consumer	21	—	—
Other	—	—	—
Purchased credit impaired	1,268	512	709
Total	$2,945	$542	$1,885

December 31, 2019
Commercial real estate	$—	$—	$2,446
Consumer real estate	292	12	—
Construction and land development	102	—	—
Commercial and industrial	427	—	271
Consumer	—	26	—
Other	—	—	—
Purchased credit impaired	643	—	—
Total	$1,464	$38	$2,717

As of September 30, 2020 and December 31, 2019, all loans classified as nonperforming were deemed to be impaired.

As of September 30, 2020 and December 31, 2019, the Company had a recorded investment in TDR of $1.9 million and $2.7 million, respectively.  The Company had no specific allowance for those loans at September 30, 2020 or December 31, 2019 and there were no commitments to lend additional amounts.  Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Bank’s loan policy.  Loans accounted for as TDR are individually evaluated for impairment. In accordance with interagency guidance, short term deferrals granted due to the COVID-19 pandemic are not considered TDRs unless the borrower was experiencing financial difficulty prior to the pandemic.

There were no new TDR identified during the three or nine months ended September 30, 2020 or 2019. There were no TDR for which there was a payment default within twelve months following the modification during the three or nine months ended September 30, 2020 or 2019.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

Acquired Loans

On July 1, 2020, the Company merged with FCB and BOW (see Note 2 for more information).  As a result of the mergers, the Company recorded loans with a fair value of $294.7 million.  Of those loans, $33.6 million were considered to be PCI loans, which are loans for which it is probable at the acquisition date that all contractually required payments will not be collected.  The remaining loans are considered to be purchased non-impaired loans and their related fair value discount or premium is recognized as an adjustment to yield over the remaining life of each loan.

The following table relates to PCI loans acquired in the merger and summarizes the contractually required payments, which includes principal and interest, expected cash flows to be collected, and the fair value of acquired PCI loans at the acquisition date (in thousands):

FCB and BOW mergers on July 1, 2020
Contractually required payments	$42,443
Nonaccretable difference	4,501
Cash flows expected to be collected at acquisition	37,942
Accretable yield	4,349
Fair value of PCI loans at acquisition date	$33,593

The following table relates to purchased non-impaired loans acquired in the merger and provides the contractually required payments, fair value, and estimate of contractual cash flows not expected to be collected at the acquisition date (in thousands):

FCB and BOW mergers on July 1, 2020
Contractually required payments	$296,527
Fair value of acquired loans at acquisition date	260,701
Contractual cash flows not expected to be collected	3,718

The following table presents changes in the carrying value of PCI loans (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Balance at beginning of period	$1,545	$1,605
Additions due to the Merger	$33,593	$33,593
Change due to payments received and accretion	(3,002)	(3,062)
Balance at end of period	$32,136	$32,136

The following table presents changes in the accretable yield for PCI loans (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Balance at beginning of period	$829	$915
Additions due to the Merger	$4,349	$4,349
Accretion	(672)	(758)
Balance at end of period	$4,506	$4,506

PCI loans had no impact on the ALL for the three or nine months ended September 30, 2020 or 2019.

NOTE 5 – PREMISES AND EQUIPMENT

The Company leases certain premises and equipment under operating leases.  At September 30, 2020, the Company had lease liabilities totaling $12.3 million and right-of-use assets totaling $11.5 million related to these leases.  Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively.  At September 30, 2020, the weighted average remaining lease term for operating leases was 9.6 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.40%.

Lease costs were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Operating lease cost	$483	$1,430
Short-term lease cost	—	—
Variable least cost	—	—
Total lease cost	$483	$1,430

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the three or nine months ended September 30, 2020 or 2019.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows (in thousands):

September 30, 2020
Lease payments due:
2020	$428
2021	1,726
2022	1,605
2023	1,558
2024	1,266
2025 and thereafter	7,815
Total undiscounted cash flows	14,398
Discount on cash flows	(2,144)
Total lease liability	$12,254

NOTE 6 – SHORT TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

The Company had outstanding borrowings totaling $10.0 million at September 30, 2020 and December 31, 2019, via various advances. These advances are non-callable; interest payments are due monthly, with principal due at maturity.

The following is a summary of the contractual maturities and average effective rates of outstanding advances (dollars in thousands):

	September 30, 2020		December 31, 2019
Year	Amount	Interest Rates	Amount	Interest Rates
2020	$—	—	$10,000	2.05%
2021	10,000	0.30%	—	—
Total	$10,000	0.30%	$10,000	2.05%

Advances from the FHLB are collateralized by investment securities with a market value of $2.3 million, FHLB stock and certain commercial and residential real estate mortgage loans totaling $822.3 million under a blanket mortgage collateral agreement. At September 30, 2020, the amount of available credit from the FHLB totaled $211.9 million.

Subordinated Notes

The Company issued $30.0 million of fixed-to-floating rate subordinated notes during the third quarter of 2020, which were recorded net of issuance costs of $0.6 million, that mature June 30, 2030. Beginning on or after June 30, 2025, the Company may redeem the notes, in whole or in part, at their principal amount plus any accrued and unpaid interest. The notes have a fixed interest rate of 5.25% per annum for the first five years.  Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate (which is expected to be Three-Month Term SOFR) plus 513 basis points. The carrying value of subordinated notes was $29.4 million at September 30, 2020. There were no subordinated notes at December 31, 2019.

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods ended September 30, 2020 and 2019 (in thousands):

		Unrealized Gains
	Gains and	and Losses
	Losses on	on Available
	Cash Flow	for Sale
	Hedges	Securities	Total
Nine Months Ended September 30, 2020
Beginning balance	$(2,679)	$4,062	$1,383
Other comprehensive income before reclassification, net of tax	—	2,797	2,797
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	2,679	(55)	2,624
Net current period other comprehensive income	2,679	2,742	5,421
Ending Balance	$—	$6,804	$6,804

Nine Months Ended September 30, 2019
Beginning balance	$(2,636)	$(680)	$(3,316)
Other comprehensive income before reclassification, net of tax	325	4,961	5,286
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(618)	(80)	(698)
Net current period other comprehensive income (loss)	(293)	4,881	4,588
Ending Balance	$(2,929)	$4,201	$1,272

The following were significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019 (in thousands):

					Affected Line Item
Details about Accumulated Other	Three Months Ended September 30,		Nine Months Ended September 30,		in the Statement Where
Comprehensive Income (Loss) Components	2020	2019	2020	2019	Net Income is Presented
Realized losses on cash flow hedges	$(2,060)	$(212)	$(2,466)	$(436)	Interest expense - money market
	(107)	(53)	(213)	(191)	Interest expense - Federal Home Loan Bank advances
	—	—	—	9	Income tax benefit
	$(2,167)	$(265)	$(2,679)	$(618)	Net of tax
Realized gains (losses) on available- for-sale securities	$34	$—	$74	$(108)	Net gain (loss) on sale of securities
	(9)	—	(19)	28	Income tax benefit (expense)
	$25	$0	$55	$(80)	Net of tax

NOTE 8 – INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2020 was 22.0% and 18.0% compared to 24.3% and 23.5% for the three and nine months ended September 30, 2019, respectively.

The effective tax rate compared favorably to the statutory federal rate of 21% and Tennessee excise tax rate of 6.5% primarily due to the enactment of new Net Operating Loss (“NOL”) provisions under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”). The CARES Act permits NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back five taxable years. This enabled the Company to carry back losses incurred during the taxable year 2018 to prior years with a higher statutory tax rate, creating a permanent tax rate benefit. As a result, the Company recorded an income tax benefit of $0.8 million related to the permanent tax rate benefit during the period ended March 31, 2020.  In addition to the permanent tax rate benefit, the effective tax rate compared favorably to the statutory rate due to investments in qualified municipal securities, company owned life insurance, state tax credits, net of the effect of certain non-deductible expenses and the recognition of excess tax benefits related to stock compensation.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

The following table sets forth outstanding financial instruments whose contract amounts represent credit risk as of September 30, 2020 and December 31, 2019 (in thousands):

	Contract or notional amount
	September 30, 2020	December 31, 2019
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$761,203	$672,933
Standby letters of credit	11,065	9,634
Total	$772,268	$682,567

The Company is party to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims as of September 30, 2020, will not have a material impact on the financial statements of the Company.

NOTE 10 – DERIVATIVES

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

Interest Rate Swaps Designated as Cash Flow Hedges

There were no interest rate swaps designated as cash flow hedges as of September 30, 2020 and December 31, 2019. The Company previously terminated an interest rate swap during 2019, which resulted in a termination fee of $1.5 million which continued to be amortized as the corresponding hedged items, consisting of LIBOR-based brokered deposits and FHLB borrowings, were expected to remain outstanding until the initial maturities of the terminated swaps.  However, during the period ended September 30, 2020, it was determined that in light of the Company’s surplus liquidity position this funding was expected to be terminated at the next renewal date and thus the previously terminated interest rate swaps which had been designated as cash flow hedges were no longer deemed effective, therefore, remaining unrealized losses of $1.9 million included in accumulated other comprehensive income were recognized in net income. There are no unrealized gains or losses in accumulated other comprehensive income as of September 30, 2020.

Other Interest Rate Swaps

The Company enters into swaps to facilitate customer transactions and meet their financing needs.  Upon entering into these transactions the Company enters into offsetting positions with large U.S. financial institutions in order to minimize risk to the Company. A summary of the Company’s customer related interest rate swaps was as follows (in thousands):

	September 30, 2020		December 31, 2019
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$54,951	$(3,020)	$45,053	$(926)
Pay variable/receive fixed swaps	54,951	3,020	45,053	926
Total	$109,902	$—	$90,106	$—

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

The net gains (losses) relating to mortgage banking derivative instruments included in mortgage banking income were as follows (dollars in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2020	September 30, 2020
Mortgage loan interest rate lock commitments	$493	$3,488
Mortgage-backed securities forward sales commitments	(1,663)	(5,225)
Total	$(1,170)	$(1,737)

The amount and fair value of mortgage banking derivatives included in the consolidated balance sheets was as follows (dollars in thousands):

	September 30, 2020		December 31, 2019
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Included in other assets:
Mortgage loan interest rate lock commitments	$131,057	$4,136	$44,694	$648
Included in other liabilities:
Mortgage-backed securities forward sales commitments	$118,000	$(426)	$38,500	$148

NOTE 11 – STOCK OPTIONS AND RESTRICTED SHARES

During 2008, the board of directors of the Bank approved the CapStar Bank 2008 Stock Incentive Plan. Following the formation of CapStar Financial Holdings, Inc. in 2016, and in connection with the Share Exchange, the outstanding awards of restricted stock and stock options under the CapStar Bank 2008 Stock Incentive Plan were exchanged for similar awards of restricted stock and stock options issued by CapStar Financial Holdings, Inc. under the CapStar Financial Holdings, Inc. Stock Incentive Plan (the “Plan”), which the board of directors adopted in 2016. The Stock Incentive Plan provides for the grant of stock-based incentives, including stock options, restricted stock units, performance awards and restricted stock, to employees, directors and service providers that are subject to forfeiture until vesting conditions have been satisfied by the award recipient under the terms of the award.  The Plan is intended to help align the interests of employees and our shareholders and reward our employees for improved Company performance.  The Plan reserved 1,569,475 shares of stock for issuance of stock incentives. Stock incentives include both restricted share and stock option grants.  During 2018, the board of directors approved the addition of 400,000 shares of stock for issuance of stock incentives under the Plan.  Total shares issuable under the plan were 287,734 at September 30, 2020.

The Company has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock-based compensation expense before income taxes	$330	$351	$1,231	$1,035
Less: deferred tax benefit	(86)	(92)	(322)	(271)
Reduction of net income	$244	$259	$909	$764

Restricted Shares

Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The fair value of each restricted stock grant is based on valuations performed by independent consultants. The recipients have the right to vote and receive dividends but cannot sell, transfer, assign, pledge, hypothecate, or otherwise encumber the restricted stock until the shares have vested. Restricted shares fully vest on the third anniversary of the grant date.  A summary of the changes in the Company’s nonvested restricted shares for the nine months ended September 30, 2020 follows:

		Weighted
		Average
	Restricted	Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at beginning of period	84,697	$17.44
Granted	98,981	13.76
Vested	(64,324)	16.64
Forfeited	(3,958)	16.36
Nonvested at end of period	115,396	$14.77

As of September 30, 2020, there was $1.1 million of unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the nine months ended September 30, 2020 and 2019 was $0.9 million and $1.0 million, respectively.

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

The fair value of options granted during 2019 was determined using the following weighted average assumptions as of the grant date.

2019
Dividend yield	1.35%
Expected term (in years)	6.50
Expected stock price volatility	29.55%
Risk-free interest rate	2.25%

A summary of the activity in stock options for the nine months ended September 30, 2020 follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at beginning of period	271,202	$11.22
Granted	—	—
Exercised	(24,613)	6.75
Forfeited or expired	(20,000)	10.92
Outstanding at end of period	226,589	$11.73	4.1
Fully vested and expected to vest	226,589	$11.73	4.1
Exercisable at end of period	193,255	$11.19	3.3

Information related to stock options during each year follows:

	2020	2019
Intrinsic value of options exercised	$188,662	$2,208,930
Cash received from option exercises	105,847	1,723,704
Tax benefit realized from option exercises	16,524	37,468
Weighted average fair value of options granted	—	5.35

As of September 30, 2020, there was $0.1 million of unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.6 years.

NOTE 12 – REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by the Federal Reserve and the Bank is also subject to the regulatory capital requirements of the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that could, in that event, have a material adverse effect on the institutions’ financial statements. The relevant regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting principles. The capital classifications of the Company and the Bank are also subject to qualitative judgments by their regulators about components, risk weightings, and other factors. Those qualitative judgments could also affect the capital status of the Company and the Bank and the amount of dividends the Company and the Bank may distribute. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of September 30, 2020, the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

The Company’s and the Bank’s capital amounts and ratios as of September 30, 2020 and December 31, 2019 are presented in the following table (dollars in thousands).

	Actual		Minimum capital requirement (1)		Minimum to be well-capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2020:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$328,295	15.96%	$164,521	8.00%	N/A	N/A
CapStar Bank	314,424	15.29	164,497	8.00	$2,056	10%
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	275,391	13.39	123,391	6.00	N/A	N/A
CapStar Bank	290,938	14.15	123,373	6.00	164,497	8.00
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	275,391	13.39	92,543	4.50	N/A	N/A
CapStar Bank	274,438	13.35	92,530	4.50	133,654	6.50
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	275,391	9.23	119,400	4.00	N/A	N/A
CapStar Bank	290,938	9.74	119,527	4.00	149,409	5.00

At December 31, 2019:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$237,857	13.45%	$141,436	8.00%	N/A	N/A
CapStar Bank	224,443	12.70	141,388	8.00	$176,735	10%
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	225,074	12.73	106,077	6.00	N/A	N/A
CapStar Bank	211,660	11.98	106,041	6.00	141,388	8.00
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	225,074	12.73	79,558	4.50	N/A	N/A
CapStar Bank	195,160	11.04	79,531	4.50	114,878	6.50
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	225,074	11.37	79,201	4.00	N/A	N/A
CapStar Bank	211,660	10.70	79,150	4.00	98,938	5.00

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

NOTE 13 – EARNINGS PER SHARE

The following is a summary of the basic and diluted earnings per share calculation for the three and nine months ended September 30, 2020 and 2019 (in thousands except share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic net income per share calculation:
Numerator – Net income	$7,487	$6,466	$15,015	$17,001
Denominator – Average common shares outstanding	21,948,579	17,741,778	19,558,281	17,729,518
Basic net income per share	$0.34	$0.36	$0.77	$0.96
Diluted net income per share calculation:
Numerator – Net income	$7,487	$6,466	$15,015	$17,001
Denominator – Average common shares outstanding	21,948,579	17,741,778	19,558,281	17,729,518
Dilutive shares contingently issuable	11,911	790,701	25,167	940,762
Average diluted common shares outstanding	21,960,490	18,532,479	19,583,448	18,670,280
Diluted net income per share	$0.34	$0.35	$0.77	$0.91

NOTE 14 – FAIR VALUE

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

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Appraisals may be adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and/or management’s expertise and knowledge of the collateral. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.  The Company had no other real estate owned carried at fair value at September 30, 2020 or December 31, 2019.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair value measurements at September 30, 2020
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. government-sponsored agencies	$12,988	$—	$12,988	$—
Obligations of states and political subdivisions	56,173	—	56,173	—
Mortgage-backed securities-residential	210,446	—	210,446	—
Asset-backed securities	3,131	—	3,131	—
Other debt securities	25,599	—	25,599	—
Loans held for sale	112,002	—	112,002	—
Derivative assets:
Non-hedging derivatives:
Interest rate swaps - customer related	3,020	—	3,020	—
Mortgage loan interest rate lock commitments	4,136	—	—	4,136
Liabilities:
Derivative liabilities:
Non-hedging derivatives:
Derivative Liabilities - customer related	(3,020)	—	(3,020)	—
Mortgage-backed securities forward sales commitments	(426)	—	(426)	—

	Fair value measurements at December 31, 2019
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. government-sponsored agencies	$10,331	$—	$10,331	$—
Obligations of states and political subdivisions	45,960	—	45,960	—
Mortgage-backed securities-residential	138,679	—	138,679	—
Asset-backed securities	3,197	—	3,197	—
Other debt securities	14,962	—	14,962	—
Loans held for sale	30,740	—	30,740	—
Derivative assets:
Non-hedging derivatives:
Interest rate swaps - customer related	926	—	926	—
Mortgage loan interest rate lock commitments	648	—	—	648
Liabilities:
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps - customer related	(926)	—	(926)	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Mortgage Loan Interest Rate
	Lock Commitments
	2020	2019

Balance of recurring Level 3 assets at January 1st	$648	$—
Total gains or losses for the period:
Included in mortgage banking income	3,488	807
Balance of recurring Level 3 assets at September 30th	$4,136	$807

The following table presents quantitative information about recurring Level 3 fair value measurements (dollars in thousands):

				Range
	Fair	Valuation		(Weighted-
September 30, 2020	Value	Technique(s)	Unobservable Input(s)	Average)
Assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	$4,136	Consensus pricing	Origination pull-through rate	59% - 97% (74%)

				Range
	Fair	Valuation		(Weighted-
December 31, 2019	Value	Technique(s)	Unobservable Input(s)	Average)
Assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	$648	Consensus pricing	Origination pull-through rate	68% - 95% (83%)

Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):  There were no assets measured at fair value on a nonrecurring basis at December 31, 2019.

Fair value measurements at September 30, 2020
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

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis (dollars in thousands):

				Range
	Fair	Valuation		(Weighted-
September 30, 2020	Value	Technique(s)	Unobservable Input(s)	Average)
Impaired loans:
Construction and land development	$36	Sales Comparison approach	Appraisal discounts	10%

Fair Value of Financial Instruments

The carrying value and estimated fair values of the Bank’s financial instruments at September 30, 2020 and December 31, 2019 were as follows (in thousands):

	September 30, 2020		December 31, 2019
	Carrying		Carrying		Fair value
	amount	Fair value	amount	Fair value	level of input
Financial assets:
Cash and due from banks, interest-bearing deposits in financial institutions	$455,925	$455,925	$101,094	$101,094	Level 1
Federal funds sold	—	—	175	175	Level 1
Securities available-for-sale	308,337	308,337	213,129	213,129	Level 2
Securities held-to-maturity	2,413	2,526	3,313	3,411	Level 2
Loans held for sale	198,603	199,469	168,222	169,072	Level 2
Restricted equity securities	13,625	N/A	13,689	N/A	N/A
Loans	1,906,603	1,925,544	1,420,102	1,414,757	Level 3
Accrued interest receivable	9,814	9,814	5,792	5,792	Level 2
Other assets	46,420	46,420	36,393	36,393	Level 2 / Level 3
Financial liabilities:
Deposits	2,617,542	2,621,366	1,729,451	1,730,206	Level 3
Federal Home Loan Bank advances and other borrowings	39,418	38,930	10,000	10,014	Level 2
Other liabilities	4,239	4,239	1,394	1,394	Level 3

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a)	Cash and Due from Banks, Interest-Bearing Deposits in Financial Institutions

For these short‑term instruments, the carrying amount is a reasonable estimate of fair value.

(b)	Federal Funds Sold

Federal funds sold clear on a daily basis. For this reason, the carrying amount is a reasonable estimate of fair value.

(c)	Restricted Equity Securities

It is not practical to determine the fair value of restricted securities due to restrictions placed on their transferability.

(d)	Loans

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our financial condition at September 30, 2020 and December 31, 2019 and our results of operations for the three and nine months ended September 30, 2020 and 2019.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere in this Report and our Annual Report on Form 10-K for the year ended December 31, 2019.  Annualized results for interim periods may not be indicative of results for the full year or future periods.  In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions that could cause actual results to differ materially from our current expectations.  Factors that could cause such differences are discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements” in this Report and the section entitled “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019. We assume no obligation to update any of these forward-looking statements except to the extent required by applicable law.

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

Overview

The third quarter of 2020 resulted in $0.34 diluted net income per share of common stock, a decrease of 2.3% compared to the third quarter of 2019.  Annualized return on average assets was 0.98% for the third quarter of 2020 compared to 1.28% for the same period in 2019.

For the nine months ended September 30, 2020, diluted net income per share of common stock was $0.77, a decrease of 15.8% compared to the same period in 2019. Annualized return on average assets was 0.81% for the nine months ended September 30, 2020 compared to 1.14% for the same period in 2019.

At September 30, 2020, loans increased to $1.91 billion, as compared to $1.42 billion at December 31, 2019.  Total deposits increased to $2.62 billion at September 30, 2020 from $1.73 billion at December 31, 2019.

The recent outbreak of a novel coronavirus, COVID-19, has resulted in a global pandemic causing the extended shutdown of certain businesses in the region. The recent developments to contain COVID-19 has adversely affected economic conditions in the United States generally and our markets in particular. The Company expects the effects of this health crisis, which include disruptions or restrictions in clients’ supply chains, closures of clients’ facilities or decreases in demand for clients’ products and services, to continue to adversely impact economic conditions. Also related to the health crisis, the U.S. has been operating under a presidential declared emergency since March 13, 2020, with various actions by the U.S. Congress and regulatory agencies. As a result of COVID-19, the Company experienced the decline of asset prices, reduction in interest rates, widening of credit spreads, borrower credit deterioration and market volatility. Although the Company is unable to estimate the extent of the impact, the continuing pandemic and related global economic crisis is likely to adversely impact its future operating results. Management is actively monitoring the situation and taking necessary actions to adjust operations to protect the health and well-being of employees and clients. Despite the uncertainty the Company is well positioned to continue delivering on its strategic initiatives in a responsible manner by prioritizing things such as business continuity, liquidity management and maintaining an adequate allowance for loan losses.

The Company has taken a proactive approach to protecting our team members and their families as a result of COVID-19. The Company was an early adopter of a work from home strategy having previously made significant investments in laptops, virtual private network access, and bandwidth. Through its business continuity procedures, employees tested remote access the first week of March and all non-financial center employees have been working remotely since March 11. Management has organized a Committee (“Pandemic Committee”) which meets regularly to ensure the health of employees, discuss the state of operations, and ensure we are providing the best possible client service and support during this challenging time. Additionally, non-essential business travel has been suspended and company-wide cleaning efforts have been enhanced.

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

The redirect model for the financial center network was phased out after ongoing monitoring of CDC, state, local COVID-19 guidelines and area COVID-19 statistics.  The reopening of the financial center network  was handled in a controlled reopening model at the recommendation of the Pandemic Committee.  The key to this reopening was the implementation of safety protocols in the

COVID-19 environment for the bank staff and customers based on geographic area results of the state.  Currently, all financial centers are open to the public.

On October 1, 2020, support service staff working remotely for the bank began to return to the workplace in limited numbers on a rotation schedule.  This return from the remote work environment was by design and a direct result of the number of employees housed in these areas.  Best practices around social distancing, mask usage and cleaning of work areas has been incorporated into the daily work practice.  Staff rotation of the support services teams will continue as needed to accommodate CDC and local gathering guidelines.

The Pandemic Committee continues to meet to review changes in guidelines with staff and customer safety related to COVID-19 at the forefront.  The Pandemic Committee reports on developments within the bank footprint and the possible impact on the banks business model.  As a result, adjustments to the protocol are made as needed.

While the ultimate impact of the COVID-19 pandemic is largely uncertain, based on an initial assessment of the impact to our loan portfolio we increased our allowance for loan losses through a provision for loan losses of $7.6 million during the first quarter of 2020, and an additional $1.6 million and $2.1 million during the second and third quarters of 2020, respectively. In an effort to provide relief to clients most impacted by the pandemic, CapStar Bank proactively offered a 90-day full deferment of all loan payments to CapStar borrowers that were less than 30 days past due. As a result, approximately 700 loans (representing approximately $452 million in outstanding loan balances) were approved for payment deferment during the second quarter of 2020. As of September 30, 2020 the remaining loans still under deferment has been reduced to less than 50 loans (representing approximately $91 million in outstanding loan balances). CapStar Bank was actively involved in assisting clients applying for loans under the SBA’s Paycheck Protection Program (“PPP”). Through this program we have approved approximately 1,475 PPP loans or $222.3 million which were outstanding and recorded in total loans on the consolidated balance sheet as of September 30, 2020. As the pandemic continues, we will continue to assess the impact on our market. While it is likely losses will materialize in the future, we continue to proactively work with our clients and evaluate the potential impact of the pandemic on them and us.

Furthermore, we currently do not anticipate a significant adverse liquidity impact related to the COVID-19 pandemic. In fact, since the start of the pandemic, deposit inflows have increased sharply, significantly strengthening liquidity. Nonetheless, the Company has a comprehensive contingency funding plan that addresses potential adverse liquidity events and emergency cash flow requirements that may arise from the COVID-19 pandemic. See further discussion regarding the Company’s management of liquidity risk in the subsequent section titled ‘Liquidity’.

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

Net interest income increased $2.5 million, or 14.6%, for the three months ended September 30, 2020 compared to the same period in 2019 and increased $2.8 million, or 5.5%, for the nine months ended September 30, 2020 compared to the same period in 2019.  Net interest margin decreased to 2.72% for the three months ended September 30, 2020, compared with 3.66% for the same period of 2019 and decreased to 3.09% for the nine months ended September 30, 2020, compared with 3.70% for the same period of 2019.

Provision for loan losses was $2.1 million for the third quarter of 2020 compared to $(0.1) million during the comparable period of 2019. Net charge-offs (recoveries) for the third quarter of 2020 were $(13) thousand compared to $(50) thousand for the comparable period of 2019. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for the estimated probable inherent losses on outstanding loans.  Our allowance for loan losses at September 30, 2020 was 1.22% of total loans, compared with 0.89% of total loans at December 31, 2019.

Total noninterest income for the third quarter of 2020 increased $8.0 million, or 118.1%, compared with the same period in 2019, and comprised 38% of total revenues.  For the nine months ended September 30, 2020, total non-interest income increased $12.9 million, or 69.8%, compared with the same period in 2019, and comprised 32% of total revenues.  These increases were primarily the result of higher mortgage banking income.

Total noninterest expense for the three and nine months ended September 30, 2020 increased $7.2 million, or 46.4%, and $9.2 million, or 19.6%, respectively, compared with the same periods in 2019. Included in noninterest expense for the three and nine months ended September 30, 2020 were $2.5 million and $3.3 million, respectively, of pretax merger related charges compared to $0.2 million and $2.5 million, respectively, for the three and nine months ended September 30, 2019. Our efficiency ratio for the three months ended September 30, 2020 was 66.0% compared to 64.9% for the same period in 2019.  For the nine months ended September 30, 2020 our efficiency ratio was 65.4% compared to 67.0% for the same period in 2019.

Our effective tax rate for the three and nine months ended September 30, 2020 was 22.0% and 18.0%, respectively, compared to 24.3% and 23.5% for the same periods in 2019. The decrease in the effective tax rate is largely the result of the enactment of new provisions under the CARES Act. The CARES Act permits NOL’s arising in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back five taxable years. This enabled us to carry back losses incurred during the taxable year 2018 to prior years with a higher statutory tax rate, creating a permanent tax rate benefit. As a result, we recorded an income tax benefit of $0.8 million related to the permanent tax rate benefit during the first quarter of 2020. We also implemented new strategies during 2020, including the establishment of a Real Estate Investment Trust subsidiary, which also contributed to a lower effective tax rate.
Tangible common equity, a non-GAAP measure, is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. Our ratio of tangible common equity to total tangible assets was 9.54% as of September 30, 2020, compared with 11.47% at December 31, 2019. See “—Non-GAAP Financial Measures” for a discussion of and reconciliation to the most directly comparable U.S. GAAP measure.

The following sections provide more details on subjects presented in this overview.

(a)	Results of Operations

The following is a summary of our results of operations:

			2020 - 2019			2020 - 2019
	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Increase	September 30,		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
Interest income	$24,642	$23,216	6.1%	$67,121	$69,341	(3.2)%
Interest expense	4,986	6,060	(17.7)%	13,129	18,175	(27.8)%
Net interest income	19,656	17,156	14.6%	53,992	51,166	5.5%
Provision for loan losses	2,119	(125)	(1793.0)%	11,295	761	1384.6%
Net interest income after provision for loan losses	17,537	17,281	1.5%	42,697	50,405	(15.3)%
Noninterest income	14,804	6,788	118.1%	31,500	18,555	69.8%
Noninterest expense	22,739	15,531	46.4%	55,883	46,728	19.6%
Net income before income taxes	9,602	8,538	12.5%	18,314	22,232	(17.6)%
Income tax expense	2,115	2,072	2.1%	3,299	5,231	(36.9)%
Net income	$7,487	$6,466	15.8%	$15,015	$17,001	(11.7)%

Basic net income per share of common stock	$0.34	$0.36	(6.4)%	$0.77	$0.96	(19.9)%
Fully diluted net income per share of common stock	$0.34	$0.35	(2.3)%	$0.77	$0.91	(15.8)%

Annualized return on average assets and annualized return on average shareholders’ equity were 0.98% and 9.26%, respectively, for the third quarter of 2020, compared with 1.28% and 9.63%, respectively, for the same period in 2019.

Annualized return on average assets and annualized return on average shareholders’ equity were 0.81% and 6.82%, respectively, for the nine months ended September 30, 2020, compared with 1.14% and 8.69%, respectively, for the same period in 2019.

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

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and nine months ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,
	2020			2019
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$1,906,449	$21,398	4.47%	$1,445,755	$19,955	5.48%
Loans held for sale	156,123	1,398	3.56%	101,835	1,050	4.09%
Securities:
Taxable investment securities (2)	271,838	1,332	1.96%	160,528	1,211	3.02%
Investment securities exempt from federal income tax (3)	51,851	343	3.35%	50,932	354	3.52%
Total securities	323,689	1,675	2.18%	211,460	1,565	3.14%
Cash balances in other banks	499,770	171	0.14%	110,690	645	2.31%
Funds sold	—	—	—	144	1	3.46%
Total interest-earning assets	2,886,031	24,642	3.41%	1,869,884	23,216	4.95%
Noninterest-earning assets	157,816			136,066
Total assets	$3,043,847			$2,005,950
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$840,926	640	0.30%	$527,759	2,102	1.58%
Savings and money market deposits	610,942	2,537	1.65%	494,183	1,944	1.56%
Time deposits	505,391	1,299	1.02%	349,046	1,887	2.14%
Total interest-bearing deposits	1,957,259	4,476	0.91%	1,370,988	5,933	1.72%
Borrowings and repurchase agreements	39,431	510	5.14%	12,174	127	4.12%
Total interest-bearing liabilities	1,996,690	4,986	0.99%	1,383,162	6,060	1.74%
Noninterest-bearing deposits	691,205			333,885
Total funding sources	2,687,895			1,717,047
Noninterest-bearing liabilities	34,446			22,462
Shareholders’ equity	321,506			266,441
Total liabilities and shareholders’ equity	$3,043,847			$2,005,950
Net interest spread (4)			2.42%			3.21%
Net interest income/margin (5)		$19,656	2.72%		$17,156	3.66%

(1)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)	Taxable investment securities include restricted equity securities.
(3)	Yields on tax exempt securities are shown on a tax equivalent basis.
(4)	Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.
(5)	Net interest margin is annualized net interest income calculated on a tax equivalent basis divided by total average interest-earning assets for the period.

	For the Nine Months Ended September 30,
	2020			2019
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$1,630,455	$56,875	4.66%	$1,458,828	$59,673	5.47%
Loans held for sale	170,852	4,745	3.71%	86,895	2,923	4.50%
Securities:
Taxable investment securities (2)	216,262	3,886	2.40%	176,951	4,124	3.11%
Investment securities exempt from federal income tax (3)	46,955	975	3.50%	53,360	1,093	3.46%
Total securities	263,217	4,861	2.59%	230,311	5,217	3.19%
Cash balances in other banks	278,647	640	0.31%	84,333	1,502	2.38%
Funds sold	24	—	2.77%	990	26	3.52%
Total interest-earning assets	2,343,195	67,121	3.84%	1,861,357	69,341	5.00%
Noninterest-earning assets	143,238			138,252
Total assets	$2,486,433			$1,999,609
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$715,740	3,371	0.63%	$476,755	5,523	1.55%
Savings and money market deposits	534,859	4,819	1.20%	487,743	5,445	1.49%
Time deposits	380,198	4,197	1.47%	380,566	5,917	2.08%
Total interest-bearing deposits	1,630,797	12,387	1.01%	1,345,064	16,885	1.68%
Borrowings and repurchase agreements	23,907	742	4.14%	57,472	1,290	3.00%
Total interest-bearing liabilities	1,654,704	13,129	1.06%	1,402,536	18,175	1.73%
Noninterest-bearing deposits	509,739			312,505
Total funding sources	2,164,443			1,715,041
Noninterest-bearing liabilities	28,000			22,953
Shareholders’ equity	293,990			261,615
Total liabilities and shareholders’ equity	$2,486,433			$1,999,609
Net interest spread (4)			2.78%			3.27%
Net interest income/margin (5)		$53,992	3.09%		$51,166	3.70%

(1)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)	Taxable investment securities include restricted equity securities.
(3)	Yields on tax exempt securities are shown on a tax equivalent basis.
(4)	Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.
(5)	Net interest margin is annualized net interest income calculated on a tax equivalent basis divided by total average interest-earning assets for the period.

Our net interest margin was 2.72% and 3.66% for the third quarter of 2020 and 2019, respectively.  For the nine months ended September 30, 2020 and 2019, our net interest margin was 3.09% and 3.70%, respectively.  The decrease in net interest margin for both periods was primarily due to declining yields on earning assets partially offset by reduced deposit costs. Additionally, included in interest expense for savings and money market deposits in the third quarter of 2020 is a loss on previously terminated interest rate swaps of $1.9 million.

For the third quarter of 2019 and 2020, average loan yields decreased from 5.48% to 4.47% which was primarily driven by decreases in short-term interest rate indexes affecting the variable rate portion of our loan portfolio.  From December 31, 2018 to September 30, 2020, the LIBOR – 1 month interest rate decreased from 2.50% to 0.15%.  Similarly, the Bank Prime Loan Rate decreased from 5.50% to 3.25% over the same time period. Approximately 49% of our loan portfolio at September 30, 2020 is variable in nature.

For the third quarter of 2019 and 2020, average security yields decreased from 3.14% to 2.18% and from 3.19% to 2.59% for the nine months ended September 30, 2019 and 2020, respectively, primarily due to decreases in the LIBOR rate on the variable rate portion of our securities portfolio, and reinvestment of security paydowns or maturities at lower market rates.  The resulting yield on average interest-earning assets decreased 154 basis points for the third quarter of 2020 compared to the similar period in 2019 and 116 basis points for the nine months ended September 30, 2020 compared to the similar period of 2019.

Average funding sources increased 56.5% and 26.2% for the three and nine months ended September 30, 2020 compared to the similar period in 2019. The primary driver of our increased funding sources was growth in our average deposits of 55.3% and 29.1% for the three and nine months ended September 30, 2020 compared to the similar periods in 2019 which was primarily driven by the FCB and BOW mergers as well as continued growth in our target markets, an enhanced focus on our deposit strategy, and increasing deposit balances from customers receiving COVID-19 related government stimulus funds. Average noninterest bearing deposits increased 107.0% and 63.1% for the three and nine months ended September 30, 2020 compared to the similar period in 2019. The COVID-19 related deposit increase, which led to a significant increase in interest bearing cash, was a major contributor to the net interest margin decline noted above as loan growth did not keep pace with deposit growth.

The average rate paid on interest-bearing liabilities was 0.99% for the third quarter of 2020, as compared to 1.74% for the same period in 2019. For the nine months ended September 30, 2020 and 2019, the average rate paid on interest-bearing liabilities was 1.06% and 1.73%, respectively. The majority of this decrease was due to decreases in the Fed Funds rate. The Fed Funds rate decreased from 2.40% at December 31, 2018 to 0.09% at September 30, 2020. We passed along a portion of this 231 basis point rate decrease to our clients.

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

At September 30, 2020, our EAR static simulation results indicated that our balance sheet is asset sensitive to parallel shifts in interest rates. This indicates that our assets generally reprice faster than our liabilities, which results in a favorable impact to net interest income when market interest rates increase. Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity and decay rates, and key rate drivers. Because of the inherent use of these estimates and assumptions in the model, our actual results may, and most likely will, differ from our static EAR results. In addition, static EAR results do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates or client behavior. For example, as part of our asset/liability management strategy, management has the ability to increase asset duration and/or decrease liability duration in order to reduce asset sensitivity, or to decrease asset duration and/or increase liability duration in order to increase asset sensitivity.

The following table illustrates the results of our EAR analysis to determine the extent to which our net interest income over the next 12 months would change if prevailing interest rates immediately increased or decreased by the specified amounts.

Net interest income change
Increase 200bp	5.3%
Increase 100bp	2.3
Decrease 100bp	0.7
Decrease 200bp	2.0

Provision for Loan Losses

Our policy is to maintain an allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses, which is a charge to earnings, is decreased by charge offs and increased by loan recoveries. Our allowance for loan losses as a percentage of total loans was 1.22% and 0.89% at September 30, 2020 and December 31, 2019, respectively.

The provision for loan losses amounted to $2.1 million and $11.3 million, respectively, for the three and nine months ended September 30, 2020 compared to $(0.1) million and $0.8 million, respectively, for the three and nine months ended September 30, 2019. Provision expense is impacted by the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs.

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at September 30, 2020. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise.

There are factors beyond our control, such as conditions in the local and national economy, local real estate markets, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting increase in our provision for loan losses could be material. Based on our initial assessment of the impact of the COVID-19 pandemic to our loan portfolio we increased our allowance for loan losses through a provision for loan losses of $7.6 million during the first quarter of 2020. During the second and third quarters of 2020 we continued to assess the impact of the pandemic to our loan portfolio and increased our provision based on several factors including the expected impact of the pandemic to our loan portfolio. As a result, an additional provision for loan losses of $2.1 million was added during the third quarter of 2020.

See “Notes to Consolidated Financial Statements (Unaudited) — Note 4 — Loans and Allowance for Loan Losses” for additional information on our allowance for loan losses.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

			2020 - 2019			2020 - 2019
	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Increase	September 30,		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
Noninterest income:
Treasury management and other deposit service charges	$1,064	$788	35.1%	$2,531	$2,399	5.5%
Net gain (loss) on sale of securities	34	—	11621.4%	74	(108)	168.2%
Tri-Net fees	668	847	(21.1)%	2,528	2,511	0.6%
Mortgage banking income	9,686	2,679	261.6%	19,063	7,151	166.6%
Wealth management fees	382	379	0.7%	1,162	1,018	14.1%
Interchange and debit card transaction fees	936	754	24.2%	2,389	2,323	2.9%
Other noninterest income	2,034	1,341	51.6%	3,753	3,261	15.1%
Total noninterest income	$14,804	$6,788	118.1%	$31,500	$18,555	69.8%

The increase in treasury management and other deposit service charges for the three and nine months ended September 30, 2020 compared to the same period in 2019 was driven by transaction volume, which can fluctuate throughout and from period to period and by customers electing to compensate for services through deposit balances rather than fees. The increase in the third quarter was also largely attributable to the FCB and BOW mergers.

Tri-Net fees represent a line of business which originates and sells commercial real estate loans to third-party investors.  All of these loan sales transfer servicing rights to the buyer.  The volume of loan sales fluctuates from period to period based on various factors, including market conditions.

Mortgage banking income consists of mortgage fee income from the origination and sale of mortgage loans.  These mortgage fees are for loans originated in our markets that are subsequently sold to third-party investors.  Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Mortgage banking income increased 261.6% and 166.6% for the three and nine months ended September 30, 2020, respectively, compared to the same periods in 2019. This increase was primarily due to a higher volume of originations related to market conditions and the current interest rate environment.

Wealth management fees are derived from advisory services offered to specific customers. The increase in wealth management fees for the three and nine months ended September 30, 2020 compared to the same period in 2019 was mostly driven by transaction volume, which can fluctuate from period to period.

The increase in interchange and debit card transaction fees is due to increased transaction volume, which included new volume related to the FCB and BOW mergers.

Other noninterest income primarily consists of loan related fees and income from bank owned life insurance. However, during the third quarter of 2020, a gain on sale of $0.4 million was recognized related to the sale of two dormant branches acquired in the Athens Federal acquisition, which was the primary driver of the 51.6% increase for the three months ended September 30, 2020.

Noninterest Expense

The following table presents the primary components of noninterest expense for the periods indicated.

			2020 - 2019			2020 - 2019
	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Increase	September 30,		Increase
	2020	2019	(Decrease)	2020	2019	(Decrease)
Noninterest expense:
Salaries and employee benefits	$12,949	$9,229	40.3%	$33,256	$26,224	26.8%
Data processing and software	2,353	1,790	31.5%	6,317	5,126	23.2%
Professional fees	638	528	20.9%	1,854	1,571	18.0%
Occupancy	999	858	16.4%	2,615	2,550	2.6%
Equipment	864	1,012	(14.6)%	2,295	2,890	(20.6)%
Regulatory fees	397	18	2133.7%	893	564	58.3%
Merger related expenses	2,548	187	1266.1%	3,286	2,491	31.9%
Amortization of intangibles	539	408	32.1%	1,300	1,258	3.3%
Other operating	1,452	1,501	(3.4)%	4,067	4,054	0.3%
Total noninterest expense	$22,739	$15,531	46.4%	$55,883	$46,728	19.6%

Salaries and employee benefits increased 40.3% and 26.8%, respectively, for the three and nine months ended September 30, 2020 compared to the same periods in 2019. The increase is primarily from the FCB and BOW mergers and higher incentive compensation related to increases in mortgage banking income between periods. The number of full-time employees increased from 290 at September 30, 2019 to 403 at September 30, 2020, due to the FCB and BOW mergers.

Data processing and software expense increased during the periods presented primarily due to infrastructure related costs from implementing the PPP and other general IT infrastructure improvements.

Equipment expense decreased between periods primarily due to cost savings resulting from restructuring the administration of our IT network.

Merger related expenses in 2019 and 2020 relate to our mergers with Athens, FCB and BOW.

Our efficiency ratio (ratio of noninterest expense to the sum of net interest income and noninterest income) was 66.0% for the three months ended September 30, 2020 compared to 64.9% for the three months ended September 30, 2019. For the nine months ended September 30, 2020 and 2019, our efficiency ratio was 65.4% and 67.0%, respectively. The efficiency ratio measures the amount of expense that is incurred to generate a dollar of revenue.

Income Tax Provision

During the three and nine months ended September 30, 2020, we recorded income tax expense of $2.1 million and $3.3 million, respectively, compared to $2.1 million and $5.2 million, respectively, for the three and nine months ended September 30, 2019. Our income tax expense for the nine months ended September 30, 2020 reflects an effective income tax rate of 18.0% compared to 23.5% for the same period in 2019.  Our effective tax rate differs from the statutory tax rate primarily due to the enactment of new NOL provisions under the CARES Act. The CARES Act permits NOL’s arising in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back five taxable years. This enabled us to carry back losses incurred during the taxable year 2018 to prior years with a higher statutory tax rate, creating a permanent tax rate benefit. As a result the Company recorded an income tax benefit of $0.8 million related to the permanent tax rate benefit during the first quarter of 2020.  In addition to the permanent tax rate benefit, the effective tax rate compared favorably to the statutory rate due to investments in qualified municipal securities, company owned life insurance, state tax credits, net of the effect of certain non-deductible expenses and the recognition of excess tax benefits related to stock compensation.

(b)Financial Condition

Balance Sheet

Total assets increased $987.1 million, or 48.5%, from $2.04 billion on December 31, 2019 to $3.02 billion on September 30, 2020. Loans grew $486.5 million, or 34.3%, in the first nine months of 2020. Loans held for sale increased $30.4 million, or 18.1%, during the first nine months of 2020.

Total liabilities increased $926.3 million, or 52.5%, from $1.76 billion on December 31, 2019 to $2.69 billion on September 30, 2020. Deposits increased $888.1 million, or 51.4%.

Our 2020 growth in cash, loans and deposits has been significantly influenced by the FCB and BOW mergers and the U.S. government’s various stimulus programs and their impact on our customers.

Loans and Leases

The composition of loans and leases at September 30, 2020 and December 31, 2019 and the percentage of each classification to total loans are summarized as follows:

	September 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent
Commercial real estate - owner occupied	$164,336	8.6%	$172,456	12.1%
Commercial real estate - non-owner occupied	480,106	25.1%	387,443	27.3%
Consumer real estate	350,238	18.4%	256,097	18.0%
Construction and land development	176,751	9.3%	143,111	10.1%
Commercial and industrial	648,018	34.0%	394,408	27.8%
Consumer	42,104	2.2%	28,426	2.0%
Other	45,050	2.4%	38,161	2.7%
Total loans	$1,906,603	100.0%	$1,420,102	100.0%

At September 30, 2020, our loan portfolio composition remained relatively consistent with the composition at December 31, 2019, with the exception of Commercial and Industrial loans which increased significantly during 2020 primarily due to the origination of loans under the PPP, of which $222.3 million were outstanding as of September 30, 2020. The commercial real estate category includes owner-occupied commercial real estate loans which is similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the business rather than on the valuation of the real estate. Included in total loans as of September 30, 2020 is approximately $286.7 million related to the FCB and BOW mergers.

Non-Performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

	September 30, 2020	December 31, 2019
Non-accrual loans	$2,945	$1,464
Troubled debt restructurings	1,885	2,717
Loans past due over 89 days and still accruing	542	38

Non-performing loans	2,945	1,464
Other real estate owned	171	1,044
Non-performing assets	3,116	2,508
Non-performing loans as a percentage of total loans	0.15%	0.10%
Non-performing assets as a percentage of total assets	0.10%	0.12%

The following table sets forth the major classifications of non-accrual loans:

	September 30, 2020	December 31, 2019
Commercial real estate	$200	$—
Consumer real estate	1,939	894
Construction and land development	140	117
Commercial and industrial	533	440
Consumer	129	13
Other	4	—
Total loans	$2,945	$1,464

(c)	Liquidity

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

Our most liquid assets are comprised of cash and due from banks, interest-bearing deposits in financial institutions, available-for-sale marketable investment securities and federal funds sold. Liquid assets increased significantly versus December 31, 2019, partly due to the FCB acquisition, though primarily due to strong deposit inflows since the start of the pandemic which have substantially bolstered liquidity.  Interest-bearing deposits in financial institutions totaled $416.0 million at September 30, 2020, an increase of $332.6 million since December 31, 2019. The fair value of the available-for-sale investment portfolio was $308.3 million at September 30, 2020, an increase of $95.2 million since December 31, 2019. We pledge portions of our investment securities portfolio to secure public fund deposits, derivative positions and Federal Home Loan Bank advances. At September 30, 2020, total investment securities pledged for these purposes comprised 19% of the estimated fair value of the investment portfolio, leaving $250.1 million of unpledged securities, an increase of $103.9 million since December 31, 2019.

We have a large base of non-maturity customer deposits, defined as demand, savings, and money market deposit accounts. At September 30, 2020, such deposits totaled $2.11 billion and represented approximately 81% of our total deposits.

Other sources of funds available to meet daily needs include FHLB advances. As a member of the FHLB of Cincinnati, the Company has access to credit products offered by the FHLB. At September 30, 2020, available credit from the FHLB totaled $211.9 million. Additionally, we had available federal funds purchased lines with correspondent banks totaling $125.0 million at September 30, 2020.

The principal source of cash for CapStar Financial Holdings, Inc. (the “Parent Company”) is dividends paid to it as the sole shareholder of the Bank. At September 30, 2020, the Bank was able to pay up to $42.3 million in dividends to the Parent Company without regulatory approval subject to the ongoing capital requirements of the Bank.

Accordingly, management currently believes that our funding sources are at sufficient levels to satisfy our short-term and long-term liquidity needs.

(d)	Capital Resources

At September 30, 2020, shareholders’ equity totaled $333.9 million, an increase of $60.8 million since December 31, 2019. As of September 30, 2020, the Company and the Bank were well-capitalized under the regulatory framework for prompt corrective action.  See the Consolidated Statement of Changes in Shareholders’ Equity and Note 12 of the consolidated financial statements for further detail of the changes in equity since the end of 2019.

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

Our off-balance sheet arrangements are summarized in Note 9 of the consolidated financial statements.

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

(dollars in thousands, except per share data)	September 30, 2020	December 31, 2019
Total equity	$333,895	$273,046
Less core deposit intangible	(9,154)	(6,883)
Less goodwill	(41,068)	(37,510)
Tangible common equity	$283,673	$228,653

Total assets	$3,024,348	$2,037,201
Less core deposit intangible	(9,154)	(6,883)
Less goodwill	(41,068)	(37,510)
Total tangible assets	$2,974,126	$1,992,808

Total shareholders' equity to total assets	11.04%	13.40%
Tangible common equity ratio	9.54%	11.47%
Total shares of common stock outstanding	21,947,805	18,361,922
Book value per share of common stock	$15.21	$14.87
Tangible book value per share of common stock	12.92	12.45

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

ASU 2017-04, Simplifying the Test of Goodwill Impairment

In January 2017, the FASB amended the Goodwill and Other Topic of the Accounting Standards Codification to simplify the accounting for goodwill impairment for public business entities and other entities that have goodwill reported in their financial statements and have not elected the private company alternative for the subsequent measurement of goodwill. The amendment removes Step 2 of the goodwill impairment test. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill.  The effective date and transition requirements for the technical corrections were effective for the Company for reporting periods beginning after December 15, 2019.  These amendments did not have a material effect on the financial statements.

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

Our business, financial condition, credit quality, and results of operations have been, and will likely continue to be, adversely affected by the emergence of the COVID-19 pandemic. The extent to which the COVID-19 pandemic will continue to negatively affect our business, financial condition, credit quality, and results of operations will depend on future developments, which are highly uncertain and cannot be predicted.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The following table shows information relating to the repurchase of shares of common stock by the Company during the three months ended September 30, 2020.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (2)	Maximum remaining dollar value of shares that may be purchased under the plan
July 1 - July 31	149	$11.08	—	$7.56 million
August 1 - August 31	940	10.15	—	$7.56 million
September 1 - September 30	—	—	—	$7.56 million
Total	1,089	$10.28	—	$7.56 million

(1)	Activity represents shares of common stock withheld to pay purchase price and taxes due upon vesting of restricted shares and exercise of stock options.
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

32.1	Certification of Chief Executive Officer of CapStar Financial Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

32.2	Certification of Chief Financial Officer of CapStar Financial Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL.

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

CAPSTAR FINANCIAL HOLDINGS, INC.

By:	/s/ Denis J. Duncan
Denis J. Duncan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	November 5, 2020