Form 10-K
period 2020-12-31
CapStar Financial Holdings, Inc.
filed 2021-03-05
CIK 1676479

51 minth

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $219,626,256, based on the closing sales price of $12.00 per share as reported on the Nasdaq Global Select Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of March 4, 2021
Common Stock, par value $1.00 per share	22,083,729

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2021 Annual Meeting of Shareholders, which will be filed within 120 days after December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

TERMINOLOGY

Unless this Annual Report on Form 10-K (this “Report”) indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Company,” “CapStar,” “CSTR” and “CapStar Financial,” as used herein refer to CapStar Financial Holdings, Inc., and its wholly owned subsidiary, CapStar Bank, which we sometimes refer to as “our bank subsidiary,” “the bank” or “our bank”.  References herein to the fiscal years 2015, 2016, 2017, 2018, 2019, and 2020 mean our fiscal years ended on each of December 31, 2015, 2016, 2017, 2018, 2019, and 2020, respectively. References herein to our “Target Market” includes the state of Tennessee and geographical areas within a 100-mile radius of any of our branch locations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements reflect our current views with respect to, among other things, statements relating to the Company’s assets, business, cash flows, condition (financial or otherwise), credit quality, financial performance, liquidity, short and long-term performance goals, prospects, results of operations, strategic initiatives, the benefits, cost and synergies of completed acquisitions or dispositions, and the timing, benefits, costs and synergies of future acquisitions, disposition and other growth opportunities. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “aspire,” “estimate,” “intend,” “plan,” “project,” “projection,” “forecast,” “roadmap,” “goal,” “target,” “would,” and “outlook,” or the negative version of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based upon current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that such expectations, estimates and projections will be achieved. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict and that are beyond our control. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

The COVID-19 pandemic is adversely affecting us, our customers, employees, and third-party service providers, and the ultimate extent of the impacts on our business, including on our credit quality, business operations and liquidity, as well as its impact on general economic and financial market conditions, is uncertain. Continued deterioration in general business and economic conditions, or turbulence in domestic or global financial markets could adversely affect CapStar’s revenues and the values of our assets and liabilities, reduce the availability of funding, affect credit quality, and increase stock price volatility. The Company may not capitalize on opportunities to enhance market share in certain markets and the Company’s services may not be generally accepted in new markets; the ability of the Company to meet expectations regarding the benefits, costs, synergies and financial and operational impact of the FCB Corporation (“FCB”) and the Bank of Waynesboro (“BOW”) acquisitions; the possibility that any of the anticipated benefits, costs, synergies and financial and operational improvements of the FCB and BOW acquisitions will not be realized or will not be realized as expected; economic conditions (including interest rate environment, government economic and monetary policies, the strength of global financial markets and inflation and deflation) that impact the financial services industry as a whole and/or our business; the concentration of our business in our Target Market and the effect of changes in the economic, political and environmental conditions on this market; increased competition in the financial services industry, locally, regionally or nationally, which may adversely affect pricing and the other terms offered to our clients; an increase in the cost of deposits, loss of deposits or a change in the deposit mix, which could increase our cost of funding; an increase in the costs of capital, which could negatively affect our ability to borrow funds, successfully raise additional capital or participate in strategic acquisition opportunities; our dependence on our management team and board of directors and changes in our management and board composition; our reputation in the community; our ability to execute our strategy to achieve our loan, return on average assets and efficiency ratio goals, hire seasoned bankers, and achieve deposit growth through organic growth and strategic acquisitions; credit risks related to the size of our borrowers and our ability to adequately identify, assess and limit our credit risk; our concentration of large loans to a small number of borrowers as well as to borrowers located within our

ii

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

iii

SUMMARY OF MATERIAL RISKS

An investment in our securities involves risks, including those summarized below.  For a more complete discussion of the material risks facing our business, see Item 1A—Risk Factors.

Risks Related to Our Business

•	Our business, financial condition, and results of operations may be adversely affected by global pandemics, including the recent COVID-19 pandemic.
•	As a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions
•	Our business and operations are concentrated in our Target Market, and we are more sensitive than our more geographically diversified competitors to adverse changes in the local economy.
•	Competition from financial institutions and other financial service providers may adversely affect our profitability.
•	As a bank that focuses on building comprehensive banking relationships with clients, our reputation is critical to our business, and damage to it could have a material adverse effect on us.

Credit and Interest Rate Risks

•	We target small and medium sized businesses as loan clients, who may have greater credit risk than larger borrowers.
•	Our concentration of large loans to a limited number of borrowers may increase our credit risk.
•	Lack of seasoning of our loan portfolio could increase risk of credit defaults in the future.
•	We may not be able to adequately assess and limit our credit risk, which could adversely affect our profitability.
•	Repayment of our leveraged loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value.
•	Our allowance for loan losses may prove to be insufficient to absorb losses inherent in our loan portfolio.
•	The healthcare service industry is an integral component of the local economy, and adverse trends in the healthcare service industry could have a material adverse effect on us.
•	Our commercial real estate loan portfolio exposes us to credit risks that may be greater than the risks related to other types of loans.
•	A prolonged downturn in the real estate market could result in losses and adversely affect our profitability.
•	Regulatory requirements affecting our loans secured by commercial real estate could limit our ability to leverage our capital and adversely affect our growth and profitability.
•

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property.

•	We are subject to risks associated with home equity products where we are in a second lien position that could materially adversely affect our performance.
•	We have several large depositor relationships, the loss of which could force us to fund our business through more expensive and less stable sources.
•	Correspondent banking introduces unique risks, which could affect our liquidity.
•	Liquidity risk could impair our ability to fund operations and meet our obligations as they become due, and our funding sources may be insufficient to fund our future growth.
•	We are subject to interest rate risk, which could adversely affect our profits.
•

Changes in monetary policy and government responses to adverse economic conditions such as inflation and deflation may have an adverse effect on our business, financial condition and results of operations.

Strategic Risks

•	Our business strategy includes the continuation of our growth plans, and we could be negatively affected if we fail to grow or fail to manage our growth effectively.
•

Our bank’s size presents multiple challenges that may restrict our growth and prevent us from effectively implementing our business strategy, such as our regulatory and internal lending limits and our ability to effectively leverage our infrastructure to implement our business strategy.

•	Our growth strategy involves strategic acquisitions, and we may not be able to overcome risks associated with such transactions.

iii

•

Our continued pace of growth may require us to raise additional capital in the future to fund such growth, and the unavailability of additional capital on terms acceptable to us could adversely affect us or our growth.

Operational Risks

•	The fair value of our investment securities could fluctuate because of factors outside of our control, which could have a material adverse effect on us.
•

Deterioration in the fiscal position of the U.S. federal government and downgrades in the U.S. Department of the Treasury and federal agency securities could adversely affect us and our banking operations.

•	We are subject to losses resulting from fraudulent and negligent acts on the part of loan applicants, our borrowers, other third parties, and our employees.
•	We may bear costs associated with the proliferation of computer theft and cyber-crime.
•	Our risk management framework may not be effective in mitigating risks and/or losses to us.
•	We depend on our information technology and telecommunications systems, and any systems failures or interruptions could adversely affect our operations and financial condition.
•	We are dependent upon outside third parties for the processing and handling of our records and data.
•	We encounter technological change continually and have fewer resources than certain of our competitors to invest in technological improvements.
•	We may be adversely affected by the lack of soundness of other financial institutions
•	We are subject to environmental liability risk associated with our lending activities.
•	By engaging in derivative transactions, we are exposed to additional credit and market risk.
•

We are or may become involved from time to time in suits, legal proceedings, information-gathering requests, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

•

Our Target Market is susceptible to floods, tornados and other natural disasters, adverse weather events, nuclear fallout from nuclear plants in East Tennessee and acts of God, which may adversely affect our business and operations.

•

Our internal controls over financial reporting may not be effective, and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

•	Uncertainties in the interpretation and application of the Tax Reform Act could materially affect our tax obligations and effective tax rate.
•	We may be adversely impacted by the transition from LIBOR as a reference rate.
•

Changes in U.S. trade policies and other factors beyond our Company’s control, including the imposition of tariffs and retaliatory tariffs, may adversely impact our business, financial condition and results of operations.

Regulatory and Compliance Risks

•

We are subject to extensive regulation that could limit or restrict our business activities and impose financial requirements, such as minimum capital requirements, and could have a material adverse effect on our profitability.

•	Federal and state regulators periodically examine our business and may require us to remediate adverse examination findings or may take enforcement action against us.
•	We are subject to numerous fair lending laws designed to protect consumers and failure to comply with these laws could lead to a wide variety of sanctions.
•	We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
•

Financial reform legislation has, among other things, tightened capital standards, created the Consumer Financial Protection Bureau and resulted in new regulations that are likely to increase our costs of operations.

•	We are required to act as a source of financial and managerial strength for our bank in times of stress.
•	Our FDIC deposit insurance premiums and assessments may increase.

Risks Related to Our Common Stock

•	Even though our common stock is currently traded on the Nasdaq Stock Market's Global Select Market, it has less liquidity than many other stocks quoted on a national securities exchange.
•	A future issuance or future issuances of stock could dilute the value of our common stock.
•	Significant sales of our common stock by certain shareholders could affect the market value of our common stock.

iii

•	We have the ability to incur debt and pledge our assets, including our stock in our bank, to secure that debt.
•	The rights of our common shareholders would likely be subordinate to the rights of the holders of any preferred stock that we may issue in the future.
•	We and our bank are subject to capital and other legal and regulatory requirements which restrict our ability to pay dividends.
•	We are an “emerging growth company,” and the reduced regulatory and reporting requirements applicable to emerging growth companies may make our common stock less attractive to investors.

General Risks

•	We are dependent on the services of our management team and board of directors, and the unexpected loss of key personnel or directors may adversely affect our business and operations.

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

We are a bank that seeks to establish and maintain comprehensive relationships with our clients by delivering customized and creative banking solutions and superior client service. Our products and services include (i) commercial and industrial loans to small and medium sized businesses, (ii) commercial real estate loans, (iii) Mortgage banking products and services, (iv) private banking and wealth management services for the owners and operators of our business clients and other high net worth individuals; (v) correspondent banking services to meet the needs of Tennessee’s smaller community banks and (vi) various retail and consumer products. Our operations are presently concentrated in Tennessee.

As of December 31, 2020, on a consolidated basis, we had total assets of $3.0 billion, total deposits of $2.6 billion, total net loans of $1.9 billion, and shareholders’ equity of $343.5 million.

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

Acquisitions and Expansion

On July 31, 2012, our bank completed its acquisition of American Security Bank and Trust Company (“American Security”), a Tennessee banking corporation headquartered in Hendersonville, Tennessee. Our bank acquired all outstanding shares of common stock of American Security for approximately $15.2 million in total consideration which was comprised of the issuance of approximately 1.5 million shares of common stock of our bank. At the time of the acquisition, American Security had two banking locations in Sumner County, Tennessee. The operations of American Security are included in CapStar Bank’s financial statements beginning on July 31, 2012.

On February 3, 2014, CapStar Bank completed its acquisition of Farmington Financial Group, LLC (“Farmington”), a Tennessee limited liability company headquartered in Nashville, Tennessee. Farmington primarily originates residential real estate loans that are sold in the secondary market. The bank acquired all the assets and liabilities of Farmington for approximately $6.4 million in total consideration which was comprised of $3.0 million in cash, 100,000 shares of common stock of our bank and a five year earn-out based on pre-tax income. The operations of Farmington are included in CapStar Bank’s financial statements beginning on February 3, 2014.

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

On July 1, 2020, we completed our acquisition of FCB Corporation (“FCB”), the bank holding company for the First National Bank of Manchester. We acquired all of the outstanding shares of common stock of FCB for approximately 3.0 million shares of common stock of our Company. At the time of acquisition, Manchester had four banking locations throughout middle Tennessee. The operations of Manchester are included in our financial statements beginning July 1, 2020.

On July 1, 2020, we completed our acquisition of the Bank of Waynesboro (“BOW”). We acquired all of the outstanding shares of common stock of BOW for approximately 0.7 million shares of common stock of our Company. At the time of acquisition, BOW had six banking locations throughout Southern Tennessee. The operations of BOW are included in our financial statements beginning July 1, 2020.

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

Concentrations.  We are a relationship-oriented, rather than a transaction-based, bank.  Accordingly, substantially all of our loans have been made to borrowers located in our Target Market. As of December 31, 2020, approximately 95% of the loans in our loan portfolio (measured by dollar amount) were made to borrowers who live or conduct business in our Target Market, and a substantial portion of those loans are considered commercial and industrial loans, commercial real estate loans (including owner-occupied and non-owner occupied real estate), mortgage loans and construction loans. As such, a substantial majority of our loan portfolio is dependent upon the economic environment of our Target Market. We do have a limited number of loans secured by properties located outside of Tennessee, most of which are made to borrowers who are well-known to us because they are headquartered or reside within Tennessee.

In addition, we employ appropriate limits on our overall loan portfolio and requirements with respect to certain types of lending. As a general practice, we operate with an internal guideline limiting loans to any single borrowing relationship to a tiered amount based upon our internal risk rating. Many of our loans have been made to a small number of borrowers, resulting in a concentration of large loans to certain borrowers. As of December 31, 2020, our 25 largest borrowing relationships (which may include multiple loans to one borrower or loans to multiple entities that are affiliated due to common ownership) accounted for approximately 13% of our total loan portfolio.

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

Credit risk management involves a partnership between our lenders and our credit administration group with credit approval processes requiring concurrence of the two. The members of our credit administration group primarily focus their efforts on credit analysis, underwriting and monitoring new credits and providing management reporting to executive management and our board of directors. Based upon size, emerging problem loans are assigned to our special assets process to mitigate the risk of loss. Executive management regularly reviews the status of the watch list and classified assets portfolio as well as the larger credits in the portfolio. Our collections department is also responsible for managing the collection and foreclosure process and the disposal of other real estate owned.

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

Our ability to gather deposits is an important aspect of our business franchise, and we believe this is a significant driver of our success. Our largest sources of deposits are NOW, Demand Deposit Accounts, money market and savings accounts. Our transaction accounts include checking and NOW accounts, which provide us with a source of fee income, as well as a low-cost source of funds. Time accounts also provide us with a relatively stable and low-cost source of funding. Certificates of deposit in excess of $100,000 are held primarily by clients in our Target Market.

Deposit rates are reviewed regularly by senior management as we continuously seek to price our deposit products and services competitively to promote core deposit growth. Our management believes that the rates that we offer are competitive with those offered by other institutions in our Target Market.

Correspondent Banking

We provide correspondent banking services to community banks located in our market.  Services we offer include settlement, Fed Funds lines of credit, depository products, wire transfer services, bank holding company loans and loan participations on larger commercial and commercial real estate exposures.  Correspondent banking deposits comprised approximately $407.8 million of our total deposits as of December 31, 2020. There were no correspondent banking loans as of December 31, 2020. Deposits from community banks related to correspondent banking comprised 16% of total deposits as of December 31, 2020.

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

Mortgage Banking

Mortgage banking generated $1.0 billion in mortgage loan originations for the year ended December 31, 2020. Mortgage loans are typically sold in the secondary market and are underwritten by the bank. Mortgage banking has provided the bank a source of noninterest income and referrals for other banking services including home equity lines of credit and deposit products.

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

Competition

The financial services industry is highly competitive in our Target Market. In particular, the Target Market consisted of 65 financial institutions with over $92 billion in deposits as of June 30, 2020. We held the number 10 deposit market share position at June 30, 2020 with 2.3% of the deposit market share. We compete for loans, deposits, and financial services in our Target Market. We compete directly with other bank and nonbank institutions located within our market area, Internet-based banks, out-of-market banks, and bank holding companies that advertise in or otherwise serve our market area, along with money market and mutual funds, brokerage houses, mortgage companies, and insurance companies or other commercial entities that offer financial services products. Competition involves efforts to retain current clients, obtain new loans and deposits, increase the scope and type of services offered, and offer competitive interest rates paid on deposits and charged on loans. Many of our competitors enjoy competitive advantages, including greater financial resources, a wider geographic presence, more accessible branch office locations, the ability to offer additional services, more favorable pricing alternatives, and lower origination and operating costs. Some of our competitors have been in business for a long time and have an established client base and name recognition. We believe that our experienced leadership, efficient and scalable operating model, personalized service and emphasis on attracting core deposits from our other product offerings enable us to effectively compete in the communities in which we operate.

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

Employees

As of December 31, 2020, we had 380 total employees. None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement. We believe that our relations with our employees are good.

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

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking agencies will evaluate the record of each financial institution in meeting the needs of its local community, including low- and moderate-income neighborhoods. Our bank’s record of performance under the CRA is publicly available. A bank’s CRA performance is also considered in evaluating applications seeking approval for mergers, acquisitions, and new offices or facilities. Failure to adequately meet these criteria could result in additional requirements and limitations being imposed on the bank. Additionally, we must publicly disclose the terms of certain CRA-related agreements. As of December 31, 2020 the Bank had a CRA rating of “Satisfactory.”

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

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) establishes a system of “prompt corrective action” (“PCA”) to resolve the problems of undercapitalized insured depository institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into which all insured depository institutions are placed. The federal banking agencies have specified by regulation the relevant capital thresholds and other qualitative requirements for each of those categories. For an insured depository institution to be “well capitalized” under the PCA framework, it must have a common equity Tier 1 capital ratio of 6.5%, Tier 1 capital ratio of 8.0%, a total capital ratio of 10.0%, and a Tier 1 leverage ratio of 5.0%, and must not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by its primary federal regulator to meet and maintain a specific capital level for any capital measure. As of December 31, 2020, our bank qualified for the “well capitalized” category.

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

Commercial Real Estate Concentration

In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate, or CRE, loans. In addition, in December 2015, the federal banking agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. As of December 31, 2020, our bank’s total CRE loans represented 242% of total capital.

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

Proposed or new legislation and regulations may also significantly increase our compliance cost and impede our ability to grow into specific markets. There are a number of proposals that have either recently been adopted or are currently pending before federal, state, and foreign legislative and regulatory bodies. For example, the European Union adopted the General Data Protection Regulation (the “GDPR”), which became effective on May 25, 2018. In addition, California passed the California Consumer Privacy Act of 2018 (the “CCPA”) on June 28, 2018. Both the GDPR and the CCPA impose additional obligations on companies regarding the handling of personal data and provide certain individual privacy rights to persons whose data is stored. In the event of a data breach, there are mandatory reporting requirements that may hamper the ability to fully assess an incident prior to external reporting. We must maintain awareness of additional legal and regulatory requirements that apply to existing and future subsets of the customer base for protection against legal, reputational, and financial risk due to compliance failures.

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

We have also posted our Corporate Governance Guidelines, Code of Ethics and Conflicts of Interest Policy for directors, officers and employees, and the charters of our Audit and Risk Committee, Nominating and Corporate Governance Committee, Community Affairs Committee, Compensation and Human Resources Committee and Credit Committee of our board of directors on the Corporate Governance section of our website at www.ir.capstarbank.com. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Corporate Governance Guidelines, Code of Ethics and Conflicts of Interest Policy, or current committee charters on our website. We will also provide a copy of our Corporate Governance Guidelines, Code of Ethics and Conflicts of Interest Policy, and any committee charters without charge upon written request sent to 1201 Demonbreun Street, Suite 700, Nashville, Tennessee 37203, Attention: Investor Relations.

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

Risks Related To Our Business

Our business, financial condition, and results of operations may be adversely affected by global pandemics, including the recent COVID-19 pandemic.

Our business, financial condition, and results of operations have been and may be adversely affected if the COVID-19 pandemic continues to interfere with the ability of our employees, vendors, customers, financing sources, or others to conduct business or continues to negatively affect consumer confidence or the economy.

In March 2020, the World Health Organization (WHO) characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. The United States declared a national emergency concerning the pandemic, and multiple states and municipalities have declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including quarantines and “stay-at-home” orders and similar mandates for many individuals to restrict daily activities substantially and for many businesses to curtail or cease normal operations. Although some restrictions have eased in some jurisdictions, there have been increasing rates of COVID-19 infection in regions across the United States and the world in recent months, which have yet to show substantial signs of decline, and some areas are re-imposing closures and other restrictions due to such increasing rates of COVID-19 cases. As a result, the COVID-19 pandemic is significantly affecting, and is likely to continue to affect, overall economic conditions in the United States.

The pandemic is a widespread health crisis that has affected large segments of the global economy, resulting in a rapidly changing market and economic activities. The pandemic and any preventative or protective actions that governments, our customers or suppliers or we may take, in addition to those already in place, with respect to COVID-19 may have a material adverse effect on our business, including business shutdowns or disruptions for an indefinite period of time, or reduced consumer demand. Any additional financial impact cannot be estimated reasonably at this time but may materially affect our business, financial condition, or results of operations. The extent to which COVID-19 continues to affect our results will depend on future developments, including whether there are additional outbreaks, mutations or related strains of the virus in locations where we operate, and the availability of, and prevalence of access to, effective medical treatments and vaccines for COVID-19, which are highly uncertain and cannot be predicted.

We are uncertain of the potential long-term impacts of the pandemic on our business, and the severity, duration, and timing of the business and economic impacts from the continuing, unprecedented public health effort to contain and combat the spread of COVID-19, which has previously included, and may in the future include, among other things, significant volatility in financial markets and a sharp decrease in the value of equity securities, including our common stock.

As a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.

Our business and operations, which primarily consist of lending money to clients in the form of loans, borrowing money from clients in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium- and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic and other conditions in foreign countries could affect the stability of global financial markets, which could hinder United States economic growth. As an example, the continued fallout of the global pandemic has resulted in wide reaching shutdown of certain businesses regions in which we operate. Depending on future developments (including the extent of the virus’s spread and the measures, such as quarantines and travel restrictions, taken to contain such spread), the outbreak may adversely affect economic conditions in the United States generally and our markets in particular.

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

Unlike with many of our larger competitors that maintain significant operations located outside our market area, substantially all of our clients are individuals and businesses located and doing business in our Target Market. As of December 31, 2020, approximately 95% of the loans in our loan portfolio (measured by dollar amount) were made to borrowers who live or conduct business in our Target Market. Therefore, our success will depend upon the general economic conditions in this area, which we cannot predict with certainty. As a result, our operations and profitability may be more adversely affected by a local economic downturn in our Target Market than those of larger, more geographically diverse competitors. For example, the Nashville, Tennessee economy is particularly sensitive to changes in the healthcare service, music and entertainment and hospitality and tourism industries, among others. A downturn in these industries or in the local economy generally could make it more difficult for our borrowers to repay their loans and may lead to loan losses that are not offset by operations in other markets; it may also reduce the ability of depositors to make or maintain deposits with us. For these reasons, any regional or local economic downturn that affects our Target market, or existing or prospective borrowers or depositors in our Target Market could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

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

Credit and Interest Rate Risks

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

Our growth over the last several years has been partially attributable to our ability to originate and retain large loans. In addition to regulatory limits to which our bank is subject, we have established an internal policy limiting loans to one borrower, principal or guarantor based on “total exposure” which represents the aggregate exposure of economically related borrowers for approval purposes; loans in excess of our internal limit require acknowledgment by our bank’s full board of directors. Many of these loans have been made to a small number of borrowers, resulting in a concentration of large loans to certain borrowers. As of December 31, 2020, our 25 largest borrowing relationships accounted for approximately 13% of our total loan portfolio. Along with other risks inherent in these loans, such as the deterioration of the underlying businesses or property securing these loans, this high concentration of borrowers presents a risk to our lending operations. If any one of these borrowers becomes unable to repay its loan obligations as a result of economic or market conditions, or personal circumstances, such as divorce or death, our non-accrual loans and our allowance for loan losses could increase significantly, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations. To mitigate this risk, we establish internal lending limits tied to the borrower’s risk profile, seek collateral, and involve increasing levels of senior management and board involvement in the approval of large loan relationships.

Lack of seasoning of our loan portfolio could increase risk of credit defaults in the future.

As a result of our growth over the past several years, as of December 31, 2020, approximately 69% of our loan portfolio had been originated since December 31, 2017, including new originations and renewals. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because a large portion of our portfolio is relatively new, the current level of delinquencies and defaults may not represent the level of delinquencies and defaults that could occur as the portfolio becomes more seasoned and may not serve as a reliable basis for predicting the health and nature of our loan portfolio. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of our loan portfolio. If delinquencies and defaults increase, we may be required to increase our allowance for loan losses, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

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

Our leveraged loans are primarily commercial in nature. Frequently, these loans have a secondary source of repayment that is directly correlated with the primary source of repayment. Leveraged borrowers may have a diminished ability to adjust to unexpected events and changes in business conditions because of a higher ratio of liabilities to capital, and in some cases, reliance is placed on enterprise value as a secondary source of repayment. The repayment of leveraged loans depends primarily on the cash flow and credit worthiness of the borrower and on enterprise value as a secondary source of repayment. To mitigate this risk, we give enhanced scrutiny to leveraged loan transactions, assess risk probabilities using benchmarks obtained from external rating agencies, and engage higher levels of senior management and board involvement in the approval and ongoing review of leveraged loan relationships. Highly Levered Transaction (“HLT”) loan balances to customers amounted to $70.1 million, or 3.7% of our total loan portfolio as of December 31, 2020.

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

The healthcare service industry is an integral segment of the local economy in our Target Market.  As of December 31, 2020, approximately 8% of our loan portfolio was composed of loans to borrowers in the healthcare service industry. Adverse trends in the healthcare service industry may have a negative impact on a significant portion of the Company’s borrowers and clients. The healthcare service industry may be affected by the following:

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

As of December 31, 2020, approximately 25% of our loan portfolio was composed of non-owner occupied commercial real estate loans, 9% of owner occupied commercial real estate loans, 18% consumer real estate loans, and 9% construction and land development loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A decline in real estate values could further impair the value of our collateral and our ability to sell the collateral upon any foreclosure, which would likely require us to increase our allowance for loan losses. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability could be adversely affected, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

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

Risks associated with home equity products where we are in a second lien position could materially adversely affect our performance. Home equity products, particularly those where we are in a second lien position, and particularly those in certain geographic areas, may carry a higher risk of non-collection than other loans. Home equity lending includes both home equity loans and lines of credit. Of our $146 million home equity portfolio at December 31, 2020, approximately $138.2 million were home equity lines of credit and $7.8 million were closed-end home equity loans (primarily originated as amortizing loans). This type of lending, which is secured by a first or second mortgage on the borrower's residence, allows customers to borrow against the equity in their home. Real estate market values at the time of origination directly affect the amount of credit extended, and, in addition, past and future changes in these values impact the depth of potential losses. Second lien position lending carries higher credit risk because any decrease in real estate pricing may result in the value of the collateral being insufficient to cover the second lien after the first lien position has been satisfied. As of December 31, 2020, approximately $86.1 million of our home equity lines and loans were in a second lien position.

We have several large depositor relationships, the loss of which could force us to fund our business through more expensive and less stable sources.

As of December 31, 2020, our ten largest non-brokered depositors accounted for approximately 14% of our total deposits. Withdrawals of deposits by any one of our largest depositors could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

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

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding. An inability to raise funds, at competitive rates or at all, through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. In particular, approximately 82% of our bank’s deposits as of December 31, 2020 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, 63% of the assets of our bank were loans at December 31, 2020, which cannot be called or sold in the same time frame. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.

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

Our profits, like that of most financial institutions, depends to a large extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. Our interest rate sensitivity profile was asset sensitive as of December 31, 2020, meaning that our net interest income would increase from rising interest rates and decline in response due to falling interest rates. However, many assumptions are used to model the impact of interest rate fluctuations on our net interest income. Due to the inherent use of these estimates and assumptions, our models may not be an accurate indicator of how our interest income will be affected by changes in interest rates.

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

Strategic Risks

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

We are limited in the amount our bank can loan in the aggregate to a single borrower or related borrowers by the amount of the bank’s capital. CapStar Bank is a Tennessee-chartered bank and therefore is subject to the legal lending limits of the state of Tennessee and federal law. Tennessee and federal legal lending limits are safety and soundness measures intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of a bank’s funds. They are also intended to safeguard a bank’s depositors by diversifying the risk of loan losses among a relatively large number of credit-worthy borrowers engaged in various types of businesses. Under Tennessee law, total loans and extensions of credit to a borrower generally may not exceed 15% of our bank’s capital, surplus and undivided profits. However, such loans may be in excess of that percentage, but not above 25%, if each loan in excess of 15% is first submitted to and approved in advance in writing by the board of directors and a record is kept of such written approval and reported to the board of directors quarterly. We have also established an internal limit on loans to one borrower to be between $8 million and $15 million, depending upon the underlying risk rating of the borrower. Loans in excess of our internal limit are noted as a policy exception and require acknowledgment by our bank’s full board of directors. Based upon our bank’s current capital levels, the amount it may lend is significantly less than that of many of our larger competitors and may discourage potential borrowers who have credit needs in excess of the bank’s lending limit from doing business with us. Our bank accommodates larger loans by selling participations in those loans to other financial institutions, but this strategy may not always be available. If we are unable to compete effectively for loans from our target clients, we may not be able to effectively implement our business strategy, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

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

Operational Risks

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

We use interest rate swaps to help manage our interest rate risk from recorded financial assets and liabilities when they can be demonstrated to effectively hedge a designated asset or liability and the asset or liability exposes us to interest rate risk. Hedging interest rate risk is a complex process, requiring sophisticated models and routine monitoring, and is not a perfect science. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. We also have derivatives that result from a service we provide to certain qualifying clients approved through our credit process, and therefore, are not used to manage interest rate risk in our assets or liabilities. By engaging in derivative transactions, we are exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the uncollateralized fair value gain in the derivative. Market risk exists to the extent that interest rate changes cause the value of our derivatives to decline – though to the extent the derivatives are effective hedges, changes in the value of derivative derivatives could be largely offset by changes in the fair value of the hedged item. The existence of credit and market risk associated with our derivative instruments could adversely affect our net interest income and, therefore, could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

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

We are not currently required to comply with SEC rules that implement Section 404(b) of the Sarbanes-Oxley Act and are, therefore, not required to make a formal assessment of the effectiveness of our internal controls over financial reporting for that purpose. We will be required to comply with these rules upon ceasing to be an emerging growth company, as defined in the JOBS Act. We will cease to be an emerging growth company on December 31, 2021, which is the last day of our fiscal year following the fifth anniversary of the date of completion of our initial public offering.

When evaluating our internal controls over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404(b) of the Sarbanes-Oxley Act. Further, the cost of any such compliance with Section 404(b) of the Sarbanes-Oxley Act could be substantial and have a material effect on our cash flows and earnings. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented, or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404(b) of the Sarbanes-Oxley Act. We cannot be certain as to the timing of completion of our evaluation, testing, and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting, and we may be subject to sanctions or investigations by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and hiring additional personnel. Any such action could negatively affect our results of operations and cash flows.

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

In 2017, the United Kingdom’s Financial Conduct Authority (“FCA”) announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”). This announcement indicated that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021.

In November 2020, the benchmark administrator for LIBOR announced a consultation regarding its intention to cease the publication of 1 week and 2 month LIBOR as of December 31, 2021 and to cease publication of other LIBOR tenors as of June 30, 2023. Regulators in the United States and United Kingdom were supportive of this consultation and together with the benchmark administrator for LIBOR lay out a path forward in which banks should stop writing new USD LIBOR contracts by the end of 2021, while most legacy contracts will be able to mature before publication of LIBOR ceases. Following the consultation’s comment period, LIBOR’s administrator will share results of the consultation with the FCA and will publish a summary of consultation responses shortly thereafter.

While November’s announcements provide important clarity in terms of plans, LIBOR’s administrator noted that the consultation is not an announcement that it will cease the provision of any LIBOR settings after December 31, 2021 or June 30, 2023.

Consequently, at this time, it is not possible to predict with certainty whether and to what extent banks will continue to provide submissions for the calculation of LIBOR. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.

In particular, regulators, industry groups and certain committees (e.g., the Alternative Reference Rates Committee) have, among other things, published recommended fallback language for LIBOR-linked financial instruments, identified recommended alternatives for certain LIBOR rates (e.g., the Secured Overnight Financing Rate as the recommended alternative to U.S. Dollar LIBOR), and proposed implementations of the recommended alternatives in floating rate instruments. At this time, it is not possible to predict whether these specific recommendations and proposals will be broadly accepted, whether they will continue to evolve, and what the effect of their implementation may be on the markets for floating-rate financial instruments.

We have a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR, though the majority are scheduled to mature prior to the June 30, 2023 expected date for cessation of most LIBOR tenors. The transition from LIBOR could create considerable costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation. Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

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

Regulatory and Compliance Risks

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

The trading volume in our common stock on the Nasdaq Global Select Market has been relatively low when compared with larger companies listed on the Nasdaq Global Select Market or other stock exchanges.  Because of this, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares.

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

Our charter permits us to issue up to an aggregate of 25 million shares of common stock. As of December 31, 2020, 21,988,803 shares of our common stock were issued and outstanding, including 148,414 shares of restricted common stock that have yet to vest. Those shares outstanding do not include the potential issuance, as of December 31, 2020, of 193,255 shares of our common stock subject to issuance upon exercise of outstanding stock options under the Stock Incentive Plan, and 242,325 additional shares of our common stock that were reserved for issuance under the Stock Incentive Plan.  A future issuance of any new shares of our common stock would, and equity-related securities could, cause further dilution in the value of our outstanding shares of common stock.

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

We will cease to be an “emerging growth company” on December 31, 2021, which is the last day of our fiscal year following the fifth anniversary of the date of completion of our initial public offering. Investors may find our common stock less attractive if we rely on these reduced regulatory and reporting requirements, which may result in a less active trading market and increased volatility in our stock price.

General Risks

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Our headquarters and main branch office are located at 1201 Demonbreun Street, Suites 700 and 103, respectively, Nashville, Tennessee 37203. The Company owns and leases retail bank branches located throughout Tennessee.

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

By order dated December 18, 2017, the court granted our motion for expedited discovery. Defendants have filed a motion to dismiss the Action as well as a separate motion to stay. The motion to stay was denied by the court on May 21, 2018.  On September 24, 2018, the court denied in part and granted in part defendants' motion to dismiss, permitting our claims that defendants violated Tennessee Code Section 45-2-107 under Section 13(d) of the Exchange Act to proceed.

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

As of February 26, 2021, there were approximately 2,903 holders of record of shares of our common stock.

The following table shows information related to the repurchase of shares of common stock by the Company during the three months ended December 31, 2020.

	Total number of shares purchased (1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan (2)	Maximum amount that may yet be purchased under the plan
October 1 - October 31	2,324	$9.81	—	$9.00 million
November 1 - November 30	—	—	—	$9.00 million
December 1 - December 31	203	12.39	—	$9.00 million
Total	2,527	$10.02	—	$9.00 million

(1)	Activity represents shares of common stock withheld to pay purchase price and taxes due upon vesting of restricted shares and exercise of stock options.

For information regarding securities authorized for issuance under the Company’s equity compensation plans, please see “Item 12. Security Ownership of Certain Beneficial Owners and Management And Related Stockholder Matters”.

(2)

On March 10, 2020, the Board of Directors of the Company (the “Board”) authorized the Company to repurchase up to $9 million of shares of the Company’s common stock pursuant to a written plan that was entered into with Piper Sandler & Co. and that is intended to comply with applicable federal securities laws (the “Plan”). The Plan terminated by its terms on December 31, 2020, with no shares having been repurchased under the Plan.

Stock Performance Graph

The following stock performance graph compares total shareholders return on our common stock for the period beginning at the close of trading on September 22, 2016 until December 31, 2020, with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Bank Index for the same period.  Cumulative total return is computed by dividing the difference between the share price of our common stock at the end and the beginning of the measurement period by the share price of our common stock at the beginning of the measurement period. The performance graph assumes $100 is invested on September 22, 2016 in shares of our common stock, the NASDAQ Composite Index and the NASDAQ Bank Index and that dividends are reinvested into additional shares of common stock at the same frequency with which dividends are paid on such shares during the applicable fiscal year.  Historical stock price performance is not necessarily indicative of future stock price performance.  The information in this paragraph and the following stock performance graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

	CapStar Financial Holdings, Inc. (CSTR)	NASDAQ Composite Index (IXIC)	NASDAQ Bank Index (BKX)
09/22/2016	$100	$100	$100
12/31/2016	138	104	129
12/31/2017	131	134	136
12/31/2018	93	131	113
12/31/2019	107	178	140
12/31/2020	96	259	130

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

ITEM 6.  SELECTED FINANCIAL DATA

(dollars in thousands, except per share data)	2020	2019	2018	2017	2016
Balance Sheet Data (at period end):
Total assets	$2,987,006	$2,037,201	$1,963,883	$1,344,429	$1,333,675
Total loans, net of unearned income	1,891,019	1,420,102	1,429,794	947,537	935,251
Allowance for loan losses	(23,245)	(12,604)	(12,113)	(13,721)	(11,634)
Investment securities	488,622	216,442	247,542	196,380	229,219
Goodwill and core deposit intangible	49,698	44,393	46,048	6,242	6,290
Total deposits	2,568,001	1,729,451	1,570,008	1,119,866	1,128,723
FHLB advances and subordinated debt	39,423	10,000	126,509	70,000	55,000
Shareholders' equity	343,486	273,046	254,379	146,946	139,207
Income Statement Data:
Interest income	$91,852	$91,547	$67,781	$51,515	$45,395
Interest expense	15,529	23,799	16,089	9,652	6,931
Net interest income	76,323	67,748	51,692	41,863	38,464
Provision for loan losses	11,479	761	2,842	12,870	2,829
Net interest income after provision for loan losses	64,844	66,987	48,850	28,993	35,635
Non-interest income	43,248	24,274	15,459	10,908	11,084
Non-interest expense	77,361	61,995	53,487	33,765	33,129
Net income before income tax expense	30,731	29,266	10,822	6,136	13,590
Income tax expense	6,035	6,844	1,167	4,635	4,493
Net income	24,696	22,422	9,655	1,501	9,097
Dividend and Per Share Data:
Cash dividends declared per share of common and preferred stock	0.20	0.20	0.08	-	-
Dividend payout ratio	0.16	0.16	0.13	-	-
Net income per share, basic	$1.22	$1.25	$0.73	$0.13	$0.98
Weighted average shares - basic	20,162,038	17,886,164	13,277,614	11,280,580	9,328,236
Net income per share, diluted	$1.22	$1.20	$0.67	$0.12	$0.81
Weighted average shares - diluted	20,185,589	18,613,224	14,480,347	12,803,511	11,212,026
Book value per share of common stock	$15.62	$14.87	$13.84	$11.91	$11.62
Tangible book value per share of common stock (1)	13.36	12.45	11.25	11.37	11.06
Total shares of common stock outstanding	21,988,803	18,361,922	17,724,721	11,582,026	11,204,515
Total shares of preferred stock outstanding	-	-	878,049	878,049	878,049
Performance Ratios:
Return on average assets	0.94%	1.12%	0.63%	0.11%	0.72%
Return on average equity	8.08%	8.49%	5.50%	1.05%	7.57%
Net interest margin	3.10%	3.64%	3.55%	3.25%	3.22%
Non-interest income to average assets	1.65%	1.21%	1.01%	0.80%	0.88%
Efficiency ratio	64.70%	67.37%	79.65%	63.98%	66.86%
Asset Quality Data:
Allowance for loan losses to total loans	1.23%	0.89%	0.85%	1.45%	1.24%
Allowance for loan losses to non-performing loans	482.55%	861.23%	582.84%	509.08%	321.42%
Non-performing assets to total assets	0.18%	0.12%	0.16%	0.20%	0.27%
Net charge-offs to average loans	0.05%	0.02%	0.39%	1.09%	0.15%
Capital ratios (CapStar Financial Holdings, Inc.):
Total risk based capital	16.03%	13.45%	12.84%	12.52%	12.60%
Tier 1 risk based capital	13.52%	12.73%	12.13%	11.41%	11.61%
Common equity tier 1 capital	13.52%	12.73%	11.61%	10.70%	10.90%
Leverage	9.60%	11.37%	11.06%	10.77%	10.46%

(1)

This measure is not recognized under GAAP and is therefore considered to be a non-GAAP measure. See Non-GAAP Financial Measures — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion and reconciliation of this measure to its most comparable GAAP measure.

On July 1, 2020, we completed our acquisitions of FCB Corporation and the Bank of Waynesboro. For more information, please see “Item 1.—Business—Overview—Acquisitions”. The operations of FCB and BOW are included in our financial statements beginning July 1, 2020. The acquisitions and incorporations of these entities into our financial statements may materially affect the comparability of the selected financial data provided for fiscal year 2020 as compared to previous years.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and our results of operations as of and for the years ended December 31, 2020, 2019 and 2018.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the Consolidated Financial Statements appearing under the caption “Part II., Item 8—Financial Statements and Supplementary Data” in this Report.  The following discussion and analysis should be read together with our Consolidated Financial Statements, the notes to our Consolidated Financial Statements and the other financial information included elsewhere in this Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, estimates and assumptions that could cause actual results to differ materially from our current expectations. Factors that could cause such differences are discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this Report. We assume no obligation to update any of these forward-looking statements except to the extent required by applicable law.

The following discussion and analysis pertains to our historical results on a consolidated basis.  However, because we conduct all of our material business operations through our wholly-owned subsidiary, CapStar Bank, the following discussion and analysis relates to activities primarily conducted at the subsidiary level.

All dollar amounts in the tables in this section are in thousands of dollars, except per share data or when otherwise specifically noted. Unless specifically noted in this Report, all references in this section to the fiscal years 2018, 2019 and 2020 mean our fiscal years ended December 31, 2018, 2019, and 2020, respectively.

Overview

We completed 2020 with net income of $24.7 million, or $1.22 diluted net income per share, compared to net income of $22.4 million, or $1.20 diluted net income per share, for 2019. Average loans for 2020 were $1.70 billion, a 16.8% increase over 2019, and average deposits for 2020 were $2.26 billion, a 35.2% increase over 2019. The comparability of our financial condition and performance has been impacted by our acquisitions of FCB and BOW discussed below.

We acquired FCB and BOW on July 1, 2020.  On the acquisition date, the fair market value of the acquired net assets was $67.3 million, including $294.7 million in loans and $442.7 million in deposits. Net income for 2020 was reduced by $5.4 million of pretax merger related charges related to this acquisition. The FCB and BOW acquisitions further expanded our franchise within the Tennessee market.

The outbreak of a novel coronavirus, COVID-19, has resulted in a global pandemic causing the extended shutdown of certain businesses in the region. The recent developments to contain COVID-19 has adversely affected economic conditions in the United States generally and our markets in particular. The Company expects the effects of this health crisis, which include disruptions or restrictions in clients’ supply chains, closures of clients’ facilities or decreases in demand for clients’ products and services, to continue to adversely impact economic conditions. Also related to the health crisis, the U.S. has been operating under a presidential declared emergency since March 13, 2020, with various actions by the U.S. Congress and regulatory agencies. As a result of COVID-19, the Company experienced the decline of asset prices, reduction in interest rates, widening of credit spreads, borrower credit deterioration and market volatility. Although the Company is unable to estimate the extent of the impact, the continuing pandemic and related global economic crisis is likely to adversely impact its future operating results. Management is actively monitoring the situation and taking necessary actions to adjust operations to protect the health and well-being of employees and clients. Despite the uncertainty the Company is well positioned to continue delivering on its strategic initiatives in a responsible manner by prioritizing things such as business continuity, liquidity management and maintaining an adequate allowance for loan losses.

The Company has taken a proactive approach to protecting our team members and their families as a result of COVID-19. The Company was an early adopter of a work from home strategy having previously made significant investments in laptops, virtual private network access, and bandwidth. Through its business continuity procedures, employees tested remote access the first week of March and all non-financial center employees have been working remotely since March 11, 2020. Management has organized a Committee (“Pandemic Committee”) which meets regularly to ensure the health of employees, discuss the state of operations, and ensure we are providing the best possible client service and support during this challenging time. Additionally, non-essential business travel has been suspended and company-wide cleaning efforts have been enhanced.

As of March 23, 2020, the Company expanded its social distancing practice by modifying the operations of its financial center network to support the efforts of public health authorities and to help curtail the spread of COVID-19.

When appropriate the Company has temporarily redirected clients to its digital channels, drive-thrus, and ATMs which can handle most financial transactions. The pandemic is constantly evolving, and the Company is making every effort to ensure its response is aligned with its priority to protect the health and safety of employees, clients and the communities we serve.

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

While the ultimate impact of the COVID-19 pandemic is largely uncertain, based on an initial assessment of the impact to our loan portfolio we increased our allowance for loan losses through a provision for loan losses of $7.6 million during the first quarter of 2020, and an additional $1.6 million, $2.1 million, and $0.2 million during the second, third, and fourth quarters of 2020, respectively. In an effort to provide relief to clients most impacted by the pandemic, CapStar Bank proactively offered a 90-day full deferment of all loan payments to CapStar borrowers that were less than 30 days past due. As a result, approximately 700 loans (representing approximately $452 million in outstanding loan balances) were approved for payment deferment during the second quarter of 2020. As of December 31, 2020, the remaining loans still under deferment had been reduced to 13 borrowers (representing approximately $62 million in outstanding loan balances). CapStar Bank was actively involved in assisting clients applying for loans under the SBA’s Paycheck Protection Program (“PPP”). Through this program we have approved approximately 1,334 PPP loans or $185.5 million which were outstanding and recorded in total loans on the consolidated balance sheet as of December 31, 2020. As the pandemic continues, we will continue to assess the impact on our market. While it is likely losses will materialize in the future, we continue to proactively work with our clients and evaluate the potential impact of the pandemic on them and us.

Furthermore, we currently do not anticipate a significant adverse liquidity impact related to the COVID-19 pandemic. In fact, since the start of the pandemic, deposit inflows have increased sharply, significantly strengthening liquidity. Nonetheless, the Company has a comprehensive contingency funding plan that addresses potential adverse liquidity events and emergency cash flow requirements that may arise from the COVID-19 pandemic. See further discussion regarding the Company’s management of liquidity risk in the subsequent section titled “Liquidity”.

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

Net interest income increased $8.6 million, or 12.7%, to $76.3 million for 2020 compared to $67.7 million for 2019. The increase was largely attributable to the FCB and BOW acquisitions, which was partially offset by the adverse impact of lower interest rates in 2020 when compared to 2019. Net interest margin decreased to 3.10% for 2020, compared with 3.64% for 2019.

Provision for loan losses was $11.5 million in 2020 compared to $0.8 million in 2019. This increase was primarily the result of credit deterioration associated with the COVID-19 pandemic. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for the estimated probable inherent losses on outstanding loans. Our allowance for loan losses at December 31, 2020 was 1.23% of total loans, compared with 0.89% of total loans at December 31, 2019.

Total noninterest income for 2020 increased $19.0 million, or 78.2%, to $43.2 million compared to $24.3 million for 2019, and comprised 32.0% of total revenues.

Total noninterest expense for 2020 increased $15.4 million, or 24.8%, to $77.4 million compared to $62.0 million for 2019. Our efficiency ratio for 2020 was 64.7% compared to 67.4% for 2019. Despite the increase in noninterest expense, including acquisition related costs, the improvement in efficiency ratio for 2020 is primarily attributable to operational improvements and synergies achieved through the FCB and BOW acquisitions.

The Company’s effective tax rate decreased to 19.6% for 2020 from 23.4% for 2019. The lower effective tax rate in 2020 compared to 2019 is mainly the result of net operating loss carryback provisions associated with the CARES Act and the establishment of a Real Estate Investment Trust in 2020.

Tangible common equity, a non-GAAP measure, is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. Our ratio of tangible common equity to total tangible assets was 10.01% as of December 31, 2020, compared with 11.47% at December 31, 2019. See “Non-GAAP Financial Measures” for a discussion of and reconciliation to the most directly comparable U.S. GAAP measure.

The following sections provide more details on subjects presented in this overview.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 to our Consolidated Financial Statements for the year ended December 31, 2020, which are contained elsewhere in this Report. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may materially and adversely affect our reported results and financial position for the current period or future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are either based on quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Management evaluates our estimates and assumptions on an ongoing basis. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

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

Allowance for Loan Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting our allowance for loan losses include judgments about the credit-worthiness of borrowers, estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimating credit losses, and the impact of current events, conditions, and other factors impacting the level of inherent losses, particularly the impact from the COVID-19 pandemic in 2020. Under different conditions or using different assumptions, the actual or estimated credit losses ultimately realized by us may be different from our estimates. In determining the allowance, we estimate losses on individual impaired loans and on groups of loans that are not impaired, where the probable loss can be identified and reasonably estimated. On a quarterly basis, we assess the risk inherent in our loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses, and the impacts of local, regional, and national economic factors on the quality of the loan portfolio. Based on this analysis, we may record a provision for loan losses in order to maintain the allowance at appropriate levels. For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see Note 1 to our Consolidated Financial Statements for the year ended December 31, 2020, which is included elsewhere in this Report.

Investment Securities Impairment

We assess on a quarterly basis whether there have been any events or economic circumstances to indicate that a security with respect to which there is an unrealized loss is impaired on an other-than-temporary basis. In any instance, we would consider many factors, including the severity and duration of the impairment, our intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, and, for debt securities, external credit ratings and recent downgrades. Securities with respect to which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded in earnings.

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

Results of Operations

The following is a summary of our results of operations:

			2020-2019		2019-2018
	Year ended		Percent	Year ended	Percent
	December 31,		Increase	December 31,	Increase
	2020	2019	(Decrease)	2018	(Decrease)
Interest income	$91,852	$91,547	0.3%	$67,781	35.1%
Interest expense	15,529	23,799	(34.7)%	16,089	47.9%
Net interest income	76,323	67,748	12.7%	51,692	31.1%
Provision for loan losses	11,479	761	1408.4%	2,842	(73.2)%
Net interest income after provision for loan losses	64,844	66,987	(3.2)%	48,850	37.1%
Noninterest income	43,248	24,274	78.2%	15,459	57.0%
Noninterest expense	77,361	61,995	24.8%	53,487	15.9%
Net income before income taxes	30,731	29,266	5.0%	10,822	170.4%
Income tax expense	6,035	6,844	(11.8)%	1,167	486.5%
Net income	$24,696	$22,422	10.1%	$9,655	132.2%

Basic net income per share of common stock	$1.22	$1.25	(2.4)%	$0.73	71.2%
Diluted net income per share of common stock	$1.22	$1.20	1.7%	$0.67	79.1%

Return on average assets was 0.94%, 1.12% and 0.63% for 2020, 2019 and 2018, respectively.

Return on average shareholders’ equity was 8.08%, 8.49% and 5.50% for 2020, 2019 and 2018, respectively.

The following sections provide a more detailed analysis of significant factors affecting our operating results.

Net Interest Income

The largest component of our net income is net interest income – the difference between the income earned on loans, investment securities and other interest earning assets and interest expense on deposit accounts and other interest bearing liabilities. Net interest income calculated on a tax-equivalent basis divided by total average interest-earning assets represents our net interest margin. The major factors that affect net interest income and net interest margin are changes in volumes, the yield on interest-earning assets and the cost of interest-bearing liabilities. Our margin can also be affected by economic conditions, the competitive environment, loan demand and deposit flow. Our ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and our net interest income.

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
	2020			2019			2018
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$1,695,998	$78,180	4.61%	$1,451,821	$78,557	5.41%	$1,134,836	$57,962	5.11%
Loans held for sale	169,492	6,092	3.59%	100,464	4,271	4.25%	58,250	2,789	4.79%
Securities:
Taxable investment securities (2)	250,042	5,455	2.18%	176,647	5,374	3.04%	166,287	4,755	2.86%
Investment securities exempt from federal income tax (3)	49,474	1,326	3.39%	52,392	1,438	3.47%	47,270	1,201	3.22%
Total securities	299,516	6,781	2.38%	229,039	6,812	3.14%	213,557	5,956	2.94%
Cash balances in other banks	307,852	799	0.26%	87,305	1,881	2.15%	54,454	1,011	1.85%
Funds sold	18	0	2.77%	752	26	3.52%	2,483	63	2.55%
Total interest-earning assets	2,472,876	91,852	3.73%	1,869,381	91,547	4.92%	1,463,580	67,781	4.65%
Noninterest-earning assets	149,760			137,947			65,336
Total assets	$2,622,636			$2,007,328			$1,528,916
Interest-Bearing Liabilities
Interest bearing deposits:
Interest-bearing transaction accounts	$744,144	3,868	0.52%	$499,468	7,538	1.51%	$330,952	4,164	1.26%
Savings and money market deposits	549,533	5,196	0.95%	494,587	7,266	1.47%	424,052	5,446	1.28%
Time deposits	407,224	5,317	1.31%	361,956	7,542	2.08%	227,760	3,940	1.73%
Total interest-bearing deposits	1,700,901	14,381	0.85%	1,356,011	22,346	1.65%	982,764	13,550	1.38%
Borrowings and repurchase agreements	27,809	1,148	4.13%	48,629	1,453	2.99%	99,450	2,539	2.55%
Total interest-bearing liabilities	1,728,710	15,529	0.90%	1,404,640	23,799	1.69%	1,082,214	16,089	1.49%
Noninterest-bearing deposits	558,416			315,031			262,280
Total funding sources	2,287,126			1,719,671			1,344,494
Noninterest-bearing liabilities	29,762			23,533			8,736
Shareholders’ equity	305,748			264,124			175,686
Total liabilities and shareholders’ equity	$2,622,636			$2,007,328			$1,528,916
Net interest spread (4)			2.83%			3.22%			3.17%
Net interest income/margin (5)		$76,323	3.10%		$67,748	3.64%		$51,692	3.55%

(1)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.

(2)	Taxable investment securities include restricted equity securities.
(3)	Yields on tax exempt securities are shown on a tax equivalent basis.
(4)	Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.
(5)	Net interest margin is net interest income calculated on a tax equivalent basis divided by total average interest-earning assets.

The following table reflects, for the periods indicated, the changes in our net interest income due to changes in the volume of interest-earning assets and interest-bearing liabilities and the associated rates earned or paid on these assets and liabilities.

	2020 Compared to 2019			2019 Compared to 2018
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-Earning Assets
Loans	$13,212	$(13,589)	$(377)	$16,190	$4,405	$20,595
Loans held for sale	2,935	(1,114)	1,821	2,022	(540)	1,482
Securities:
Taxable investment securities	2,233	(2,151)	82	296	323	619
Investment securities exempt from federal income tax	(71)	(40)	(112)	165	72	237
Total securities	2,161	(2,192)	(30)	461	395	856
Cash Balances In Other Banks	4,749	(5,831)	(1,082)	609	261	870
Funds Sold	(26)	—	(26)	(44)	7	(37)
Total interest-earning assets	23,032	(22,726)	306	19,238	4,528	23,766

Interest Bearing Liabilities
Interest-bearing transaction accounts	3,693	(7,363)	(3,670)	2,120	1,254	3,374
Savings and money market deposits	807	(2,877)	(2,070)	906	914	1,820
Time deposits	943	(3,168)	(2,225)	2,321	1,281	3,602
Borrowings and repurchase agreements	(622)	317	(305)	(1,297)	211	(1,086)
Total interest-bearing liabilities	4,821	(13,091)	(8,270)	4,050	3,660	7,710
Net Interest Income	$18,211	$(9,636)	$8,575	$15,188	$868	$16,056

2020 compared to 2019

Our net interest income increased $8.6 million, or 12.7%, from 2019 to 2020 due to a 32% increase in average earning assets, which was offset by a 54 basis point or 148.4% decline in the net interest margin average yield rate.

Our net interest margin was 3.10% and 3.64% for 2020 and 2019, respectively, with the decline triggered by two factors related to the pandemic – first, the Federal Reserve reducing the Federal Funds target rate by 1.50% in March 2020, one of numerous actions intended to offset the pandemic’s impact on the U.S. economy, and second, the sharp increase in deposits near the start of the pandemic, with deposits increasing $332 million or 19% in the 2nd quarter. Additionally, included in interest expense for savings and money market deposits in 2020 is a loss on previously terminated interest rate swaps of $1.9 million.

For 2020 compared to 2019, loan volumes increased 16.8% while loan yields declined from 5.41% to 4.61% due to the impact of lower market interest rates on yields of new loan originations and yields of existing variable rate loans.

Average loans for 2020 increased 16.8% compared to 2019 as a result of the FCB and BOW acquisitions, the Company’s active participation in the SBA’s Paycheck Protection Program (“PPP”), additional bankers in the Nashville and Knoxville MSA, and continued focus on attracting new clients.

Average security yields decreased from 3.14% to 2.38% for 2019 and 2020, respectively, primarily due to decreases in the LIBOR rate on the variable rate portion of our securities portfolio, the impact of lower market interest rates on the yields of securities purchased to replace security maturities and paydowns, and the Company’s purchase of additional conservative lower yield securities to deploy a portion of pandemic-related deposit growth.

We funded our growth in loans through an increase in funding sources of 33.0% from 2019 to 2020. The primary driver of our increased funding sources was growth in our deposits of 35.2% from 2019 to 2020, driven by the FCB and BOW acquisitions and the sharp increase in deposits near the start of the pandemic. Average non-interest bearing deposits increased 77.3% from 2019 to 2020.

The average rate paid on interest-bearing liabilities was 0.90% for 2020 compared to 1.69% for 2019. The majority of this decrease was due to decreases in the Federal Funds rate in response to the COVID-19 pandemic.

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

Provision for Loan losses

Our policy is to maintain an allowance for loan losses at a level sufficient to absorb estimated probable losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses, which is a charge to earnings, and is decreased by charge-offs and increased by loan recoveries. Our allowance for loan losses as a percentage of total loans was 1.23%, 0.89% and 0.85% at December 31, 2020, 2019 and 2018, respectively.

2020 compared to 2019

The provision for loan losses amounted to $11.5 million and $0.8 million for 2020 and 2019, respectively. Provision expense is impacted by macroeconomic factors, the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs.

Provision expense increased for 2020 compared to 2019 due to significantly increased qualitative factors in our allowance for loan losses methodology in anticipation of credit deterioration associated with the COVID-19 pandemic.  Although losses have not yet materialized as a direct result of the COVID-19 pandemic, our overall reserves are deemed to be adequate in light of the economic uncertainty of the pandemic. Charge-offs for 2020 were $1.2 million compared to $0.8 million for 2019.

Our allowance for loan losses as a percentage of total loans increased from 0.89% at December 31, 2019 to 1.23% at December 31, 2020.  This increase was largely due to our assessment of risk generally related to macro-economic, geo-political conditions associated with the COVID-19 pandemic and the related impact on asset quality.

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at December 31, 2020. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate markets, or particular industry or borrower-specific conditions, which may materially and negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses.

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

Noninterest Income

In addition to net interest income, we generate recurring noninterest income. Our banking operations generate revenue from service charges and fees on deposit accounts. We have mortgage banking activities that generate revenue from originating and selling mortgages, the origination and sale of commercial real estate loans, and wealth management fees. In addition to these types of recurring noninterest income, we own insurance on several key employees and record income on the increase in the cash surrender value of these policies.

The following table sets forth the principal components of noninterest income for the periods indicated.

			2020-2019		2019-2018
	Year Ended		Percent	Year Ended	Percent
	December 31,		Increase	December 31,	Increase
	2020	2019	(Decrease)	2018	(Decrease)
Noninterest income:
Treasury management and other deposit service charges	$3,494	$3,135	11.5%	$2,150	45.8%
Interchange and debit card transaction fees	3,172	3,251	(2.4)%	752	332.3%
Mortgage banking income	25,034	9,467	164.4%	5,653	67.5%
Tri-Net fees	3,693	2,785	32.6%	1,503	85.3%
Wealth management fees	1,573	1,425	10.4%	794	79.5%
Net gain (loss) on sale of SBA loans	1,440	803	79.3%	248	223.8%
Net gain (loss) on sale of securities	125	(99)	226.3%	3	(3400.0)%
Other noninterest income	4,717	3,507	34.5%	4,356	(19.5)%
Total noninterest income	$43,248	$24,274	78.2%	$15,459	57.0%

2020 compared to 2019

The increase in treasury management and other deposit service charges for 2020 was driven primarily by the incremental increase in transaction volume related to our acquisition of FCB and BOW, as well as growth in the volume of our commercial and consumer deposit accounts.

Mortgage banking income consists of mortgage fee income from the origination and sale of mortgage loans.  These mortgage fees are for loans originated in our markets that are subsequently sold to third-party investors.  Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes.  Mortgage banking income increased 164.4% from 2019 to 2020 primarily due to a significantly higher volume of originations from home buyers capitalizing on lower interest rates.

Tri-Net fees, implemented in the fourth quarter of 2016, is derived from the origination and sale of commercial real estate loans to third-party investors.  All of these loan sales transfer servicing rights to the buyer. The volume of loan sales has increased through continued growth and development.

Other noninterest income primarily consists of loan related fees, bank-owned life insurance and other service-related fees. The increase of $1.2 million from 2019 to 2020 was primarily due to organic growth and our acquisition of FCB and BOW.

2019 compared to 2018

The increase in treasury management and other deposit service charges for 2019 was driven primarily by the incremental increase in transaction volume related to our acquisition of Athens, as well as growth in the volume of our commercial and consumer deposit accounts.

Mortgage banking income consists of mortgage fee income from the origination and sale of mortgage loans.  These mortgage fees are for loans originated in our markets that are subsequently sold to third-party investors.  Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes.  Mortgage banking income increased 67.5% from 2018 to 2019 primarily due to a significantly higher volume of originations. Additionally, during the second quarter of 2019, we implemented a hedging program for residential mortgage loans originated with the intent to sell. In connection with this program, we elected the fair value option for this portfolio. The fair value adjustments for applicable loans held for sale and related derivative instruments at December 31, 2019 resulted in a $1.1 million increase in mortgage banking income for 2019 when compared to 2018.

Noninterest Expense

Our total noninterest expense increase reflects expenses that we have incurred as we build the foundation to support our recent growth and enable us to execute our growth strategy. The following table presents the primary components of noninterest expense for the periods indicated.

			2020-2019		2019-2018
	Year Ended		Percent	Year Ended	Percent
	December 31,		Increase	December 31,	Increase
	2020	2019	(Decrease)	2018	(Decrease)
Noninterest expense:
Salaries and employee benefits	$45,252	$35,542	27.3%	$28,586	24.3%
Data processing and software	8,865	6,961	27.4%	3,835	81.5%
Professional fees	2,224	2,102	5.8%	1,608	30.7%
Occupancy	3,590	3,345	7.3%	2,336	43.2%
Equipment	3,195	3,723	(14.2)%	2,471	50.7%
Regulatory fees	1,261	591	113.4%	1,028	(42.5)%
Acquisition related expenses	5,390	2,654	103.1%	9,803	(72.9)%
Amortization of intangibles	1,824	1,655	10.2%	465	255.9%
Other operating	5,760	5,422	6.2%	3,355	61.6%
Total noninterest expense	$77,361	$61,995	24.8%	$53,487	15.9%

2020 compared to 2019

The increase in salaries and employee benefits was driven primarily by the incremental increase in compensation costs related to our acquisitions of FCB and BOW, as well as increased compensation associated with strong revenue growth in mortgage banking. At December 31, 2020, our associate base increased to 380 compared to 289 at December 31, 2019.

Data processing and software expense increased from 2019 to 2020 primarily due to an increase in the volume of transactions from organic growth, costs associated with running dual systems related to our acquisitions of FCB and BOW and insourcing certain IT related functions. The acquisition related systems conversion was successfully completed during the third quarter of 2020.

The increase in occupancy expense from 2019 to 2020 was largely attributable to increased depreciation and other facilities related expenses associated with our acquisitions of FCB and BOW as well as the increasing cost of managing our IT network.

Amortization of intangibles increased from 2019 to 2020 due to the new core deposit intangible recorded in connection with the FCB and BOW acquisitions.

Our efficiency ratio was 64.7% and 67.4% for 2020 and 2019, respectively. The efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income and measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio decreased in 2020 due to operational improvements and synergies achieved through the FCB and BOW acquisitions.

2019 compared to 2018

The increase in salaries and employee benefits was driven primarily by the increase in compensation costs related to our acquisition of Athens and 2019 being the first full year of Athens’ related compensation costs being recognized. At December 31, 2019, our associate base had slightly decreased to 289 compared to 295 at December 31, 2018.

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

Income Taxes

2020 compared to 2019

We recorded income tax expense of $6.0 million and $6.8 million in 2020 and 2019, respectively. Our effective income tax rate for 2020 and 2019 was 19.6% and 23.4%, respectively. Our effective tax rate differs from the statutory tax rate by our investments in municipal securities, company owned life insurance, state tax credits, net of the effect of certain non-deductible expenses and the recognition of excess tax benefits related to stock compensation.  The lower effective tax rate in 2020 compared to 2019 is mainly the result of net operating loss carryback provisions associated with the CARES Act and the establishment of a Real Estate Investment Trust in 2020.

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

Financial Condition

2020 compared to 2019

Total assets increased $946.9 million, or 46.5%, from December 31, 2019 to December 31, 2020. Loans grew from $1.420 billion at December 31, 2019 to $1.891 billion at December 31, 2020, a 33.2% increase. Loans held for sale increased $11.4 million, or 6.8%, during 2020 which is primarily related to the timing of selling residential and commercial real estate loans. Available for sale securities increased $278.1 million, or 128%, as the Company deployed excess capital into such investments. Also, included in these changes is growth from our acquisitions of FCB and BOW which included $514.7 million in total assets, primarily made up of $294.7 million in loans and $98.7 million in securities.

Total liabilities increased $876.5 million, or 49.7%, from December 31, 2019 to December 31, 2020. Deposits increased from $1.729 billion at December 31, 2019 to $2.568 billion at December 31, 2020, a 48.5% increase. Included in liabilities is the third quarter issuance of $29.4 million in subordinated debt during the onset of the COVID-19 pandemic. In addition, total liabilities and deposits acquired in our FCB and BOW acquisitions were $447.4 million and $442.7 million, respectively.

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

Investment Securities

The primary purpose of our investment portfolio is to provide another source of interest income, as well as liquidity management. In managing the composition of the balance sheet, we seek a balance between earnings sources and credit and liquidity considerations. We manage our investment portfolio according to a written investment policy approved by our board of directors. Balances in our investment portfolio are subject to change over time based on our funding needs and interest rate risk management objectives. Our liquidity levels take into account anticipated future cash flows and all available sources of funds, and are maintained at levels we believe are appropriate to assure future flexibility in meeting our anticipated funding needs.

Our investment portfolio consists primarily of securities issued by U.S. government-sponsored agencies, obligations of states and political subdivisions, agency mortgage-backed securities, asset-backed securities and other debt securities, all with varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as some of these securities may be called or paid down without penalty prior to their stated maturities. The investment portfolio is regularly reviewed by the Asset Liability Management committee, or ALCO, of the bank to ensure an appropriate risk and return profile as well as for adherence to the investment policy.

Our investment portfolio totaled $488.6 million, $216.4 million, and $247.5 million at December 31, 2020, 2019 and 2018, respectively. Excluding investment securities acquired in our acquisitions of FCB and BOW, our investment portfolio increased significantly as part of our efforts to improve balance sheet management through investing in high quality securities and deploying excess liquidity resulting from increased deposits. See “Note 3 to our Consolidated Financial Statements” for additional information on our investment securities.

The following table presents the fair value of our securities as of December 31, 2020 by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the weighted average yields for each maturity range.

	Due in one year or less		Due in one year to five years		Due in five years to ten years		Due after ten years
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Securities available for sale:
U. S. government agency securities	$3,003	1.3%	$3,056	2.4%	$10,331	2.0%	$—	—
State and municipal securities	7,812	3.1%	20,696	3.0%	61,795	2.1%	1,627	1.6%
Mortgage-backed securities	12,860	0.4%	121,645	1.4%	150,281	1.4%	51,575	1.1%
Asset-backed securities	—	—	—	—	3,193	1.0%	—	—
Other debt securities	2,782	4.7%	27,246	4.2%	8,313	5.2%	—	—
Total securities available for sale	$26,457	3.4%	$172,643	2.9%	$233,913	3.4%	$53,202	2.8%
Securities held to maturity:
State and municipal securities	$609	3.7%	$1,895	3.1%	$—	—	$—	—
Total securities held to maturity	$609	3.7%	$1,895	3.1%	$—	—	$—	—

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

The composition of gross loans and leases at December 31 for each of the past five years and the percentage of each classification to total loans are summarized as follows:

	December 31, 2020		December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate - owner occupied	$162,603	8.6%	$172,456	12.1%	$141,864	9.9%	$101,132	10.7%	$106,735	11.4%
Commercial real estate - non-owner occupied	481,229	25.4%	387,443	27.3%	408,582	28.6%	249,490	26.3%	195,587	20.9%
Consumer real estate	343,791	18.2%	256,097	18.0%	253,562	17.7%	102,581	10.8%	97,015	10.4%
Construction and land development	174,859	9.2%	143,111	10.1%	174,670	12.2%	82,586	8.7%	94,491	10.1%
Commercial and industrial	630,775	33.4%	394,408	27.8%	404,600	28.3%	373,248	39.4%	379,620	40.6%
Consumer	44,279	2.3%	28,426	2.0%	25,615	1.8%	6,862	0.8%	5,974	0.6%
Other	53,483	2.8%	38,161	2.7%	20,901	1.5%	31,638	3.3%	55,829	6.0%
Total gross loans and leases	$1,891,019	100.0%	$1,420,102	100.0%	$1,429,794	100.0%	$947,537	100.0%	$935,251	100.0%

Over the past five years, we have experienced significant growth in our loan portfolio. During 2016 and continuing through 2020, we recognized growth in the commercial real estate loan classifications reflecting the development of the Target Market in which we operate. The acquisitions of FCB and BOW have increased various loan balance classifications and provided further diversity in our loan portfolio through more consumer-oriented loan products.

Our primary focus has been on commercial and industrial and commercial real estate lending, which constituted 67% of our loan portfolio as of December 31, 2020. Although we expect continued growth with respect to our loan portfolio, we do not expect any significant changes over the foreseeable future in the composition of our loan portfolio or in our emphasis on commercial lending. Our loan growth since inception has been reflective of the Target Market in which we serve. The commercial real estate category includes owner-occupied commercial real estate loans which are similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the affiliated business rather than on the valuation and cash flows of the real estate from unaffiliated tenants. Since 2009, our commercial and industrial and commercial real estate portfolios have continued to experience strong growth, primarily due to implementation of our relationship-based banking model and the success of our relationship managers in transitioning commercial banking relationships from other local financial institutions and in competing for new business from attractive small to mid-sized commercial clients. Many of our larger commercial clients have lengthy relationships with members of our senior management team or our relationship managers that date back to their employment by other financial institutions.

The repayment of loans is a source of additional liquidity for us. The following table details maturities and sensitivity to interest rate changes for our loan portfolio at December 31, 2020.

	December 31, 2020
	Due in 1 year or less	Due in 1-5 years	Due after 5 years	Total
Commercial real estate	$203,809	$203,753	$236,270	$643,832
Consumer real estate	277,021	20,545	46,225	343,791
Construction and land development	67,241	39,189	68,429	174,859
Commercial and industrial	148,103	319,650	163,022	630,775
Consumer	15,223	9,035	20,021	44,279
Other	15,873	15,496	22,114	53,483
Total gross loans	$727,270	$607,668	$556,081	$1,891,019

Interest rate sensitivity
Fixed interest rates	127,762	336,034	228,118	691,914
Floating or adjustable interest rates	599,508	271,634	327,963	1,199,105
Total gross loans	$727,270	$607,668	$556,081	$1,891,019

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

Non-Performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows.

	December 31,
	2020	2019	2018	2017	2016
Non-accrual loans	$4,817	$1,464	$2,078	$2,695	$3,619
Troubled debt restructurings	1,928	2,717	1,391	1,206	1,272
Loans past due greater than 89 days and still accruing	3,296	38	214	231	—
Non-performing loans	4,817	1,464	2,078	2,695	3,619
Foreclosed real estate	523	1,044	988	—	—
Non-performing assets	$5,340	$2,508	$3,066	$2,695	$3,619
Non-performing loans as a percentage of total loans	0.25%	0.10%	0.15%	0.28%	0.39%
Non-performing assets as a percentage of total assets	0.18%	0.12%	0.16%	0.20%	0.27%

The balance of non-performing assets can fluctuate due to changes in economic conditions. We have established a policy to discontinue accruing interest on loans (that is, place the loans on non-accrual status) after they have become 90 days delinquent as to payment of principal or interest, unless the loans are considered to be well-collateralized and are in the process of collection. Consumer loans and any accrued interest are typically charged off no later than 180 days past due. In addition, a loan will not be placed on non-accrual status before it becomes 90 days delinquent unless management believes that the collection of all principal and interest is not expected in a timely manner. Interest previously accrued but uncollected on such loans is reversed and charged against interest income when the receivable is determined to be uncollectible. If we believe that a loan will not be collected in full, we will increase the allowance for loan losses to reflect management’s estimate of any potential exposure or loss. Generally, payments received on non-accrual loans are applied directly to principal. As of December 31, 2020, there were not any loans, outside of those included in the table above, that cause management to have serious doubts as to the ability of borrowers to comply with present repayment terms.

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

The following table presents a summary of changes in the allowance for loan losses for the periods and dates indicated.

	Year ended December 31,
	2020	2019	2018	2017	2016
Total loans outstanding, net of unearned income	$1,891,019	$1,420,102	$1,429,794	$947,537	$935,251
Average loans outstanding, net of unearned income	1,695,998	1,451,821	1,134,836	987,710	888,541

Allowance for loan and lease losses at beginning of period	12,604	12,113	13,721	11,634	10,132
Charge-offs:
Commercial real estate	—	—	—	—	350
Consumer real estate	49	39	—	—	—
Construction and land development	—	—	—	—	—
Commercial and industrial	728	455	4,831	12,769	956
Consumer	172	164	84	—	146
Other	277	140	39	—	—
Total charge-offs	1,226	798	4,954	12,769	1,452
Recoveries:
Commercial real estate	10	23	22	9	52
Consumer real estate	14	20	4	—	—
Construction and land development	—	—	—	—	—
Commercial and industrial	235	380	395	1,865	23
Consumer	76	82	75	112	50
Other	53	23	8	—	—
Total recoveries	388	528	504	1,986	125
Net charge-offs	838	270	4,450	10,783	1,327
Provision for loan and lease losses	11,479	761	2,842	12,870	2,829
Allowance for loan and lease losses at period end	$23,245	$12,604	$12,113	$13,721	$11,634
Allowance for loan and lease losses to period end loans	1.23%	0.89%	0.85%	1.45%	1.24%
Net charge-offs to average loans	0.05%	0.02%	0.39%	1.09%	0.15%

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

	December 31, 2020		December 31, 2019		December 31, 2018		December 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$7,349	31.6%	$3,599	28.6%	$3,309	27.3%	$3,324	24.2%	$2,655	22.8%
Consumer real estate	1,831	7.9%	1,231	9.8%	1,005	8.3%	1,063	7.7%	1,013	8.7%
Construction and land development	3,476	15.0%	2,058	16.3%	2,431	20.1%	1,628	11.9%	1,574	13.5%
Commercial and industrial	9,708	41.8%	5,074	40.3%	5,036	41.6%	7,209	52.5%	5,618	48.3%
Consumer	305	1.3%	222	1.8%	105	0.9%	91	0.7%	76	0.7%
Other	576	2.5%	420	3.3%	227	1.9%	406	3.0%	698	6.0%
Total allowance for loan and lease losses	$23,245	100.0%	$12,604	100.0%	$12,113	100.0%	$13,721	100.0%	$11,634	100.0%

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

	Year ended December 31,
	2020		2019		2018
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Types of Deposits:
Noninterest-bearing demand deposits	$558,416	0.00%	$315,031	0.00%	$262,280	0.00%
Interest-bearing demand deposits	744,144	0.52%	499,468	1.51%	330,952	1.26%
Money market accounts	463,183	1.10%	444,685	1.62%	409,055	1.33%
Savings accounts	86,350	0.11%	49,902	0.08%	14,997	0.09%
Time deposits, $100,000 and over	293,901	1.61%	267,509	2.21%	177,366	1.76%
Time deposits, less than $100,000	113,323	0.51%	94,447	1.72%	50,395	1.63%
Total deposits	$2,259,317	0.64%	$1,671,042	1.34%	$1,245,045	0.73%

Total average deposits increased 35.2% in 2020 compared to 2019 and increased 34.2% in 2019 compared to 2018.  Much of the growth in deposits in 2020 is related to our acquisitions of FCB and BOW.  However, we have been able to increase average noninterest-bearing demand deposits each year as we focus on building and expanding client relationships. The Target Market is an already competitive market, which has been further impacted by the COVID-19 pandemic. The pandemic has led to liquidity concerns and excess deposits, as consumer confidence is low and the future economy remains uncertain.

The following table presents the maturities of our time deposits as of December 31, 2020.

	December 31, 2020
	Three months or less	Over three through six months	Over six through twelve months	Over twelve months	Total
Time deposits, $100,000 or more	$106,697	$66,675	$110,868	$57,063	$341,303
Time deposits, less than $100,000	29,098	23,912	39,914	35,301	128,225
Total	$135,795	$90,587	$150,782	$92,364	$469,528

Capital Adequacy

As of December 31, 2020, CapStar Financial’s capital ratios were as follows.

	Well Capitalized Guidelines	December 31, 2020
Total risk-based capital	10.00%	16.03%
Tier 1 risk-based capital	8.00%	13.52%
Common equity tier 1 capital	6.50%	13.52%
Tier 1 leverage	5.00%	9.60%

See Note 16 to the “Notes to Consolidated Financial Statements” for additional information related to our capital position.

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

At December 31, 2020, our EAR static simulation results indicated that our balance sheet is asset sensitive to parallel shifts in interest rates. This indicates that our assets generally reprice faster than our liabilities, which results in a favorable impact to net interest income when market interest rates increase and an unfavorable impact to net interest income when market interest rates decline. Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity and decay rates, and key rate drivers. Because of the inherent use of these estimates and assumptions in the model, our actual results may, and most likely will, differ from our static EAR results. In addition, static EAR results do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates or client behavior. For example, as part of our asset/liability management strategy, management has the ability to increase asset duration and/or decrease liability duration in order to reduce asset sensitivity, or to decrease asset duration and/or increase liability duration in order to increase asset sensitivity.

The following table illustrates the results of our EAR analysis to determine the extent to which our net interest income over the next 12 months would change if prevailing interest rates increased or decreased by the specified amounts.

Net interest income change
Increase 200bp	4.6%
Increase 100bp	2.0
Decrease 100bp	(2.2)

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

Our most liquid assets are comprised of cash and due from banks, available-for-sale marketable investment securities and federal funds sold. The fair value of the available-for-sale investment portfolio was $486.2 million at December 31, 2020. We pledge portions of our investment securities portfolio to secure public fund deposits, derivative positions and Federal Home Loan Bank (“FHLB”) advances. At December 31, 2020, total investment securities pledged for these purposes comprised 33% of the estimated fair value of the entire investment portfolio, leaving $325.2 million of unpledged securities.

We have a large base of non-maturity customer deposits, defined as demand, savings, and money market deposit accounts. At December 31, 2020, such deposits totaled $2.1 billion and represented 82% of our total deposits.

Other sources of funds available to meet daily needs include FHLB advances. As a member of the FHLB of Cincinnati, the Company has access to credit products offered by the FHLB. The Company views these borrowings as a low cost alternative to other time deposits. At December 31, 2020, available credit from the FHLB totaled $433.9 million. Additionally, we had available federal funds purchased lines with correspondent banks totaling $125 million at December 31, 2020.

The principal source of cash for CapStar Financial is dividends paid to it as the sole shareholder of the Bank. At December 31, 2020, the Bank was able to pay up to $49.6 million in dividends to CapStar Financial without regulatory approval subject to the ongoing capital requirements of the Bank.

Accordingly, management believes that our funding sources are at sufficient levels to satisfy our short-term and long-term liquidity needs.

Contractual Obligations

The following table presents additional information about contractual obligations as of December 31, 2020, which by their terms have contractual maturity and termination dates subsequent to December 31, 2020.

Contractual Obligations:	Due in 1 year or less	Due after 1 through 3 years	Due after 3 through 5 years	Due after 5 years	Total
Subordinated debt	$—	$—	$—	$29,423	$29,423
FHLB advances	10,000	—	—	—	10,000
Certificates of deposits $100,000 or more	284,110	42,746	13,847	600	341,303
Certificates of deposits less than $100,000	93,054	28,550	6,609	12	128,225
Lease liabilities	1,726	3,163	2,500	6,581	13,970
Total	$388,890	$74,459	$22,956	$36,616	$522,921

Borrowings

The following table outlines our sources of short-term and long-term borrowed funds during the year ended December 31, 2020, and the amount outstanding at the end of each period, the maximum amount, average amount and average interest rate that we paid for each borrowing source during the period. The maximum month end balance represents the high indebtedness of borrowed funds at any time during each of the periods shown.  Stated period end rates are contractual rates.

	As of or for the year ended December 31, 2020
				Average for the period
	Ending balance	Stated period end rate	Maximum month end balance	Balance	Rate
Short-term borrowed funds:
Short-term FHLB advances	$10,000	0.33%	$90,000	$12,732	1.12%
Long-term borrowed funds
Subordinated debt	29,423	5.25%	29,423	15,036	5.27%

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

Our off-balance sheet arrangements are summarized in the following table for the periods indicated.

	Contract or notional amount
	December 31, 2020	December 31, 2019	December 31, 2018
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$804,520	$672,933	$707,675
Standby letters of credit	10,403	9,634	12,273
Total	$814,923	$682,567	$719,948

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

	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
Total equity	$343,486	$273,046	$254,379	$146,946	$139,207
Less core deposit intangible	(8,630)	(6,883)	(8,538)	(23)	(71)
Less goodwill	(41,068)	(37,510)	(37,510)	(6,219)	(6,219)
Less preferred equity	—	—	(9,000)	(9,000)	(9,000)
Tangible common equity	$293,788	$228,653	$199,331	$131,704	$123,917

Total assets	$2,987,006	$2,037,201	$1,963,883	$1,344,429	$1,333,675
Less core deposit intangible	(8,630)	(6,883)	(8,538)	(23)	(71)
Less goodwill	(41,068)	(37,510)	(37,510)	(6,219)	(6,219)
Total tangible assets	$2,937,308	$1,992,808	$1,917,835	$1,338,187	$1,327,385

Total shareholders' equity to total assets	11.50%	13.40%	12.95%	10.93%	10.44%
Tangible common equity ratio	10.00%	11.47%	10.39%	9.84%	9.34%
Total shares of common stock outstanding	21,988,803	18,361,922	17,724,721	11,582,026	11,204,515
Book value per share of common stock	$15.62	$14.87	$13.84	$11.91	$11.62
Tangible book value per share of common stock	13.36	12.45	11.25	11.37	11.06

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CapStar Financial Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CapStar Financial Holdings, Inc. and its subsidiary (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting under PCAOB standards. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Elliott Davis, LLC

We have served as the Company's auditor since 2017.

Franklin, Tennessee

March 5, 2021

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	December 31, 2020	December 31, 2019
Assets
Cash and due from banks	$49,980	$17,726
Interest-bearing deposits in financial institutions	227,459	83,368
Federal funds sold	—	175
Total cash and cash equivalents	277,439	101,269
Securities available-for-sale, at fair value	486,215	213,129
Securities held-to-maturity, fair value of $2,504 and $3,411 at December 31, 2020 and 2019, respectively	2,407	3,313
Loans held for sale (includes $97,303 and $30,740 measured at fair value at December 31, 2020 and 2019, respectively)	179,669	168,222
Loans	1,891,019	1,420,102
Less allowance for loan losses	(23,245)	(12,604)
Loans, net	1,867,774	1,407,498
Premises and equipment, net	26,689	19,184
Restricted equity securities	15,562	13,689
Accrued interest receivable	8,771	5,792
Goodwill	41,068	37,510
Core deposit intangible, net	8,630	6,883
Other real estate owned, net	523	1,044
Other assets	72,259	59,668
Total assets	$2,987,006	$2,037,201
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$662,934	$312,096
Interest-bearing	844,101	607,211
Savings and money market accounts	591,438	506,692
Time	469,528	303,452
Total deposits	2,568,001	1,729,451
Federal Home Loan Bank advances	10,000	10,000
Subordinated debt	29,423	—
Other liabilities	36,096	24,704
Total liabilities	2,643,520	1,764,155
Shareholders’ equity:
Common stock, voting, $1 par value; 25,000,000 shares authorized; 21,988,803 and 18,361,922 shares issued and outstanding at December 31, 2020 and 2019, respectively	21,989	18,362
Additional paid-in capital	246,890	207,083
Retained earnings	66,879	46,218
Accumulated other comprehensive income, net of income tax	7,728	1,383
Total shareholders’ equity	343,486	273,046
Total liabilities and shareholders’ equity	$2,987,006	$2,037,201

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Statements of Income

(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Interest income:
Loans, including fees	$84,272	$82,828	$60,751
Securities:
Taxable	4,863	4,619	4,184
Tax-exempt	1,342	1,438	1,201
Federal funds sold	—	26	63
Restricted equity securities	576	755	571
Interest-bearing deposits in financial institutions	799	1,881	1,011
Total interest income	91,852	91,547	67,781
Interest expense:
Interest-bearing deposits	3,868	7,538	4,164
Savings and money market accounts	5,196	7,266	5,446
Time deposits	5,317	7,542	3,940
Federal funds purchased	—	4	3
Securities sold under agreements to repurchase	—	5	3
Federal Home Loan Bank advances	356	1,444	2,533
Subordinated notes	792	—	—
Total interest expense	15,529	23,799	16,089
Net interest income	76,323	67,748	51,692
Provision for loan losses	11,479	761	2,842
Net interest income after provision for loan losses	64,844	66,987	48,850
Noninterest income:
Treasury management and other deposit service charges	3,494	3,135	2,150
Interchange and debit card transaction fees	3,172	3,251	752
Mortgage banking income	25,034	9,467	5,653
Tri-Net fees	3,693	2,785	1,503
Wealth management fees	1,573	1,425	794
Net gain on sale of SBA loans	1,440	803	248
Net gain (loss) on sale of securities	125	(99)	3
Other noninterest income	4,717	3,507	4,356
Total noninterest income	43,248	24,274	15,459
Noninterest expense:
Salaries and employee benefits	45,252	35,542	28,586
Data processing and software	8,865	6,961	3,835
Professional fees	2,224	2,102	1,608
Occupancy	3,590	3,345	2,336
Equipment	3,195	3,723	2,471
Regulatory fees	1,261	591	1,028
Acquisition related expenses	5,390	2,654	9,803
Amortization of intangibles	1,824	1,655	465
Other operating	5,760	5,422	3,355
Total noninterest expense	77,361	61,995	53,487
Income before income taxes	30,731	29,266	10,822
Income tax expense	6,035	6,844	1,167
Net income	$24,696	$22,422	$9,655
Per share information:
Basic net income per share of common stock	$1.22	$1.25	$0.73
Diluted net income per share of common stock	$1.22	$1.20	$0.67
Weighted average shares outstanding:
Basic	20,162,038	17,886,164	13,277,614
Diluted	20,185,589	18,613,224	14,480,347

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$24,696	$22,422	$9,655
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	4,968	6,321	(2,491)
Reclassification adjustment for (gains) losses included in net income	(125)	99	(3)
Tax effect	(1,177)	(1,678)	652
Net of tax	3,666	4,742	(1,842)
Unrealized losses on securities transferred to held-to-maturity:
Reclassification adjustment for losses included in net income	—	—	14
Tax effect	—	—	(4)
Net of tax	—	—	10
Unrealized (losses) gains on cash flow hedges:
Unrealized holding (losses) gains arising during the period	—	(702)	263
Reclassification adjustment for losses included in net income	2,679	878	920
Tax effect	—	(219)	(140)
Net of tax	2,679	(43)	1,043
Other comprehensive income (loss)	6,345	4,699	(789)
Comprehensive income	$31,041	$27,121	$8,866

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except share and per share data)

	Preferred	Common stock, voting		Common stock, nonvoting		Additional paid-in	Retained	Accumulated other comprehensive		Total shareholders’
	stock	Shares	Amount	Shares	Amount	capital	earnings	(loss) income		equity
Balance December 31, 2017	$878	11,449,465	$11,450	132,561	$133	$118,120	$18,892	$(2,527)		$146,946
Net issuance of restricted common stock	—	107,640	107	—	—	(552)	—	—		(445)
Stock-based compensation expense	—	—	—	—	—	2,079	—	—		2,079
Net exercise of common stock options	—	666,964	667	—	—	2,986	—	—		3,653
Exercise of common stock warrants	—	186,175	186	—	—	1,420	—	—		1,606
Issuance of common stock in conjunction with Athens acquisition, net of issuance costs	—	5,181,916	5,182	—	—	87,736	—	—		92,918
Common and preferred stock dividends declared ($0.08 per share)	—	—	—	—	—	—	(1,244)	—		(1,244)
Net income	—	—	—	—	—	—	9,655	—		9,655
Other comprehensive loss	—	—	—	—	—	—	—	(789)		(789)
Balance December 31, 2018	$878	17,592,160	$17,592	132,561	$133	$211,789	$27,303	$(3,316)		$254,379
Net issuance of restricted common stock	—	(8,721)	(9)	—	—	(295)	—	—		(304)
Stock-based compensation expense	—	—	—	—	—	1,262	—	—		1,262
Net exercise of common stock options	—	272,660	273	—	—	1,658	—	—		1,931
Conversion of preferred stock to common stock	(878)	878,048	878	—	—	—	—	—		—
Conversion of non-voting common stock to common stock	—	132,561	133	(132,561)	(133)	—	—	—		—
Repurchase of common stock	—	(504,786)	(505)	—	—	(7,331)	—	—		(7,836)
Common and preferred stock dividends declared ($0.20 per share)	—	—	—	—	—	—	(3,507)	—		(3,507)
Net income	—	—	—	—	—	—	22,422	—		22,422
Other comprehensive income	—	—	—	—	—	—	—	4,699		4,699
Balance December 31, 2019	$—	18,361,922	$18,362	$—	$—	$207,083	$46,218	$1,383		$273,046
Net issuance of restricted common stock	—	122,381	122	—	—	(165)	—	—		(43)
Stock-based compensation expense	—	—	—	—	—	1,223	—	—		1,223
Net exercise of common stock options	—	20,582	21	—	—	85	—	—		106
Repurchase of common stock	—	(147,800)	(148)	—	—	(1,289)	—	—		(1,437)
Issuance of common stock in conjunction with acquisitions	—	3,631,718	3,632	—	—	39,953	—	—		43,585
Common stock dividends declared ($0.20 per share)	—	—	—	—	—	—	(4,035)	—		(4,035)
Net income	—	—	—	—	—	—	24,696	—	#	24,696
Other comprehensive income	—	—	—	—	—	—	—	6,345		6,345
Balance December 31, 2020	$—	21,988,803	$21,989	$—	$—	$246,890	$66,879	$7,728		$343,486

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income	$24,696	$22,422	$9,655
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	11,479	761	2,842
Accretion of discounts on acquired loans and deferred fees	(5,290)	(3,737)	(2,978)
Depreciation and amortization	3,201	2,883	1,028
Net amortization of premiums on investment securities	1,563	807	1,007
Net (gain) loss on sale of securities	(125)	99	(3)
Mortgage banking income	(25,034)	(9,467)	(5,653)
Tri-Net fees	(3,693)	(2,785)	(1,503)
Net gain on sale of loans	(1,440)	(803)	(248)
Net gain on disposal of premises and equipment	(303)	—	—
Net gain on sale of other real estate owned	(273)	(3)	—
Stock-based compensation	1,223	1,262	2,079
Deferred income tax expense	(4,339)	2,585	1,175
Origination of loans held for sale	(1,355,961)	(824,021)	(516,341)
Proceeds from loans held for sale	1,370,441	725,669	540,448
Cash payments arising from operating leases	(1,814)	(1,786)	—
Amortization of debt issuance expense	36	—	—
Net decrease (increase) in accrued interest receivable and other assets	2,894	(10,461)	1,395
Net increase in accrued interest payable and other liabilities	6,790	11,887	682
Net cash provided by (used in) operating activities	24,051	(84,688)	33,585
Cash flows from investing activities:
Activities in securities available-for-sale:
Purchases	(340,962)	(59,473)	(44,787)
Sales	78,385	68,068	38,322
Maturities, prepayments and calls	91,616	27,624	19,245
Activities in securities held-to-maturity:
Maturities, prepayments and calls	881	395	0
Purchase of restricted equity securities	(783)	(1,651)	(12)
Net (increase) decrease in loans	(167,716)	13,782	(139,124)
Purchase of premises and equipment	(417)	(1,582)	(4,244)
Proceeds from sale of premises and equipment	3,286	—	—
Proceeds from BOLI death benefit	—	—	3,416
Proceeds from sale of other real estate	1,817	127	—
Cash paid for acquisitions	(27,278)	—	—
Cash received from acquisitions	90,760	—	12,053
Net cash (used in) provided by investing activities	(270,411)	47,290	(115,131)
Cash flows from financing activities:
Net increase in deposits	395,873	159,443	45,622
Proceeds from Federal Home Loan Bank advances	680,000	75,000	125,000
Payments on Federal Home Loan Bank advances	(680,000)	(190,000)	(70,000)
Proceeds from issuance of subordinated notes, net of debt issuance expense	29,387	—	—
Repurchase of common stock	(1,437)	(7,836)	—
Exercise of common stock options and warrants, net of repurchase of restricted shares	63	1,627	4,814
Common stock dividends paid	(4,035)	(3,507)	(1,244)
Termination of interest rate swap agreement and related reclassification adjustment for unrealized losses included in income	2,679	(1,503)	—
Net cash provided by financing activities	422,530	33,224	104,192
Net increase (decrease) in cash and cash equivalents	176,170	(4,174)	22,646
Cash and cash equivalents at beginning of period	101,269	105,443	82,797
Cash and cash equivalents at end of period	$277,439	$101,269	$105,443
Supplemental disclosures of cash paid:
Interest paid	$15,551	$24,216	$15,378
Income taxes	10,353	716	1,716
Supplemental disclosures of noncash transactions:
Transfer of loans to other real estate	452	180	—
Loans charged off to the allowance for loan losses	1,226	798	4,954
Lease liabilities arising from obtaining right-of-use assets	668	13,512	—
Unrealized gains (losses) on securities available for sale	3,666	4,742	(1,842)
Loans transferred from held-for-sale to held-for-investment	2,800	—	507
Assets acquired, net of cash	423,983	—	460,957
Liabilities assumed	447,412	—	411,383
Goodwill	3,558	—	31,291
Conversion of preferred stock and non-voting common stock	—	1,011	—

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements as of December 31, 2020 and 2019 and for each of the three years in the period ended December 31, 2020 include CapStar Financial Holdings, Inc. and it’s wholly owned subsidiary, CapStar Bank (the “Bank”, together referred to as the “Company”). Significant intercompany transactions and accounts are eliminated in consolidation.  On February 5, 2016, CapStar Financial Holdings, Inc. acquired all of the Bank’s issued and outstanding shares of common stock, preferred stock, common stock options and warrants, and the Bank became the wholly owned subsidiary of CapStar Financial Holdings, Inc. (the “Share Exchange”).

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

Securities Held-to-Maturity - Debt securities are classified as held-to-maturity securities when the Bank has the positive intent and ability to hold the securities to maturity.  Securities held to maturity are carried at amortized cost.

Trading Securities - Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. No securities have been classified as trading securities.

Securities Available-for-Sale - Debt securities not classified as either held-to-maturity securities or trading securities are classified as available for sale securities. Securities available for sale are carried at estimated fair value with unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity in other comprehensive income (loss).

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Loans Held For Sale and Fair Value Option

The Company classifies loans as loans held for sale when originated with the intent to sell.  As of April 1, 2019, the Company elected the fair value option for all residential mortgage loans originated with the intent to sell. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting.  The Company has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments. The fair value of residential mortgage loans originated with the intent to sell is based on traded market prices of similar assets. Other loans held for sale that are recorded at lower of cost or fair value may be carried at fair value on a nonrecurring basis when the fair value is less than cost. For further information, see Note 23 - Fair Value.  The Company does not securitize mortgage loans.  If the Company sells loans with servicing rights retained, the carrying value of the mortgage loan sold is reduced by the amount allocated to the servicing right.   Fair values of residential mortgage loans held for sale are based on traded market prices of similar assets. The changes in fair value are recorded as a component of mortgage banking income and included gains of $2.5 million for the year ended December 31, 2020 and $0.6 million for the year ended December 31, 2019. There were no loans held for sale recorded at fair value as of December 31, 2018.

The following table summarizes the difference between the fair value and the aggregate unpaid principal balance for residential real estate loans held for sale as of December 31, 2020 and 2019 (dollars in thousands):

	Fair Value	Aggregate Unpaid Principal Balance	Difference
December 31, 2020
Residential mortgage loans held for sale	$97,303	$94,248	$3,055
December 31, 2019
Residential mortgage loans held for sale	30,740	30,178	562

Tri-Net Fees

Tri-Net fees are derived from the origination, with the intent to sell, of commercial real estate loans to third-party investors.  All of these loan sales transfer servicing rights to the buyer.  Realized gains and losses are recognized when legal title of the loan has transferred to the investor and sales proceeds have been received and are reflected in the accompanying statements of income in Tri-Net fees, net of related costs such as commission expenses.  Loans that have not been sold at period end are classified as held for sale on the balance sheet and recorded at the lower of aggregate cost or fair value.  Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Loans

The Company has seven classes of loans for financial reporting purposes: commercial real estate, consumer real estate, construction and land development, commercial and industrial, consumer, PPP, and other. The appropriate classification is determined based on the underlying collateral utilized to secure each loan.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Consumer loans include all loans issued to individuals not included in the consumer real estate class.

PPP loans originated through the CARES act and include partially, or fully forgivable loans used to cover payroll costs, rent, interest, utilities, and other qualifiable expenses.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

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

The Company utilized a 37 quarter look-back period as of December 31, 2018. Subsequently, the Company increased its look-back period to a total of 41 quarters and 45 quarters as of December 31, 2019 and 2020, respectively. In the current economic environment, management believes the extension of the look-back period was necessary in order to capture sufficient loss observations to develop a reliable loss estimate of credit losses. This extension of the historical

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

look-back period to capture the historical loss experience of peer banks was applied to all classes and segments of our loan portfolio.

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

Servicing fee income, which is reported on the income statement within other noninterest income, is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Net servicing fees totaled $148,000, $340,000, and $102,000 for the years ended December 31, 2020, 2019, and 2018 respectively. Impairment charges associated with these servicing rights amounted to $238,000 and $211,000 for the years ended December 31, 2020 and 2019, respectively. There were no impairment charges for the year ended December 31, 2018. Late fees and ancillary fees related to loan servicing are not material.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

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

Goodwill and Other Intangible Assets

Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. Qualitative factors are assessed to first determine if it is more likely than not (more than 50%) that the carrying value of goodwill is less than fair value. At October 31, 2020, as a result of market volatility caused by the COVID-19 pandemic, the company determined it did not satisfy the more likely than not qualitative assessment that the fair value of the reporting unit exceeded its carrying value, including goodwill. As a result, the Company elected to perform a quantitative assessment, which included a combination of quoted market prices of the Company’s stock, prices of comparable businesses, discounted cash flows and other techniques. Based upon the results of the quantitative assessment, we determined the fair value of the reporting unit exceeded the carrying value, resulting in no impairment.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company’s tax returns remain open to audit under the statute of limitations by the IRS and various states for the years ended December 31, 2017 through 2020. It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $400,000, $370,000 and $383,000 for the years ended December 31, 2020, 2019 and 2018, respectively and is included in other operating expenses on the Consolidated Statements of Income.

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

The Bank enters into interest rate swaps (“swaps”) to facilitate customer transactions and meet their financing needs. Upon entering into these arrangements to meet customer needs, the Bank enters into offsetting positions with large U.S. financial institutions in order to minimize market risk to the Bank. These swaps are derivatives, but are not designated as hedging instruments.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The Bank may also utilize cash flow hedges to manage its future interest rate exposure. These derivative contracts are designated as hedges and, as such, changes in the fair value of these derivative instruments are recorded in other comprehensive income (loss). The Bank prepares written hedge documentation for all derivatives which are designated as hedges. The written hedge documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management’s assertion that the hedge will be highly effective.

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

Restriction on Cash Balances

Regulation D of the Federal Reserve Act requires that banks maintain reserve balances with their applicable Federal Reserve Bank based principally on the type and amount of their deposits. On March 15, 2020, the Board of the Federal Reserve reduced reserve requirement ratios to zero percent effective March 26, 2020. This action eliminated reserve requirements for all depository institutions. The Bank was required to have a reserve balance of $73,444,000  at December 31, 2019. The reserve balance that the Bank must maintain at the Federal Reserve Bank of Atlanta is included in interest-bearing deposits in financial institutions as of December 31, 2019.

Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through March 5, 2021, which is the date the financial statements were available to be issued.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

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

No antidilutive stock options were excluded from calculation for the years ended December 31, 2020, 2019 or December 31, 2018.

The following is a summary of the basic and diluted earnings per share calculation for each of the following years (in thousands except share data):

	Year Ended December 31,
	2020	2019	2018
Basic net income per share calculation:
Numerator – Net income	$24,696	$22,422	$9,655
Denominator – Average common shares outstanding	20,162,038	17,886,164	13,277,614
Basic net income per share	$1.22	$1.25	$0.73
Diluted net income per share calculation:
Numerator – Net income	$24,696	$22,422	$9,655
Denominator – Average common shares outstanding	20,162,038	17,886,164	13,277,614
Dilutive shares contingently issuable	23,551	727,060	1,202,733
Average diluted common shares outstanding	20,185,589	18,613,224	14,480,347
Diluted net income per share	$1.22	$1.20	$0.67

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

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

ASU 2016-13, Financial Instruments – Credit Losses

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments were originally supposed to be effective for the Company for reporting periods beginning after December 15, 2019 with early adoption permitted for all organizations for periods beginning after December 15, 2018. However, in November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which finalizes effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses standard. The Company has elected to delay implementation of the new standard until 2023 and cannot currently predict the impact of the adoption.

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

BOW Merger

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

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

Total acquisition consideration resulting from the Mergers amounted to approximately $70.9 million.

With the acquisitions, the Company further expanded its franchise in the Middle Tennessee market. FCB’s and BOW’s results of operations were included in the Company’s results beginning July 1, 2020.  Acquisition related costs of $5.4 million are included in the Company’s consolidated statements of income for the year ended December 31, 2020. The fair value of the common shares issued as part of the consideration paid for the Mergers was determined by the closing price of the Company’s common shares immediately preceding the acquisition date

Goodwill of $3.6 million associated with the Mergers is not amortizable for book or tax purposes.  The following table summarizes the consideration paid for the Mergers and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date (in thousands).

	As recorded by FCB Corporation and BOW	Initial fair value adjustments		Measurement period adjustments	As recorded by CapStar Financial Holdings
Assets:
Cash and cash equivalents	$90,760	$—		$—	$90,760
Securities	98,536	159	(a)	—	98,695
Loans, gross	296,992	(2,318)	(b)	—	294,674
Allowance for loan losses	(4,544)	4,544	(c)	—	—
Premises and equipment, net	9,907	1,540	(d)	—	11,447
Core deposit intangible	—	3,570	(e)	—	3,570
Other	16,514	(917)	(f)	—	15,597
Total	$508,165	$6,578		$—	$514,743
Liabilities:
Deposits	$440,025	$2,652	(g)	$—	$442,677
Other	4,735	—		—	4,735
Total	$444,760	$2,652		$—	$447,412

Net identifiable assets acquired					$67,331

Total cost of acquisition:
Value of stock issued					$43,611
Cash consideration paid					27,278
Total cost of acquisition					$70,889

Goodwill recorded related to acquisition					$3,558

(a)	The amount represents the fair value adjustment of securities that were subsequently sold.
(b)	The amount represents the adjustment of the net book value of the acquired loans to their estimated fair value based on interest rates and expected cash flows at the date of acquisition.
(c)	The amount represents the removal of FCB and BOW’s existing allowance for loan losses.
(d)	The amount represents the adjustment of the net book value of acquired premises and equipment to their estimated fair value.

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

The following unaudited pro forma financial information presents the combined results of the Company, FCB and BOW as if the acquisition had occurred as of January 1, 2019, after giving effect to certain adjustments, including amortization of the core deposit intangible, and related income tax effects.  The pro forma financial information does not necessarily reflect the results of operations that would have occurred had the Company, FCB and BOW constituted a single entity during such periods (in thousands, except share data):

	Pro forma combined twelve months ended December 31, 2020	Pro forma combined twelve months ended December 31, 2019
Net interest income	$73,571	$87,523
Noninterest income	44,453	27,375
Total revenue	118,024	114,898

Net income	25,927	28,989

Per share information:
Basic net income per share of common stock	$1.29	$1.35
Diluted net income per share of common stock	$1.28	$1.30

NOTE 3 – INVESTMENT SECURITIES

Investment securities have been classified in the balance sheet according to management’s intent. The Company’s classification of securities at December 31, 2020 and 2019 was as follows (in thousands):

	December 31, 2020				December 31, 2019
	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value
Securities available-for-sale:
U. S. government agency securities	$16,158	$258	$(25)	$16,391	$10,421	$4	$(94)	$10,331
State and municipal securities	89,081	2,928	(81)	91,928	44,053	1,927	(20)	45,960
Mortgage-backed securities	332,014	4,892	(543)	336,363	137,305	1,834	(460)	138,679
Asset-backed securities	3,325	—	(132)	3,193	3,325	—	(128)	3,197
Other debt securities	37,608	819	(87)	38,340	14,839	141	(18)	14,962
Total	$478,186	$8,897	$(868)	$486,215	$209,943	$3,906	$(720)	$213,129
Securities held-to-maturity:
State and municipal securities	$2,407	$97	$—	$2,504	$3,313	$98	$—	$3,411
Total	$2,407	$97	$—	$2,504	$3,313	$98	$—	$3,411

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The amortized cost and fair value of debt and equity securities at December 31, 2020, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in less than one year	$13,611	$13,708	$600	$609
Due one to five years	49,584	50,889	1,807	1,895
Due five to ten years	78,024	80,437	—	—
Due beyond ten years	1,639	1,627	—	—
Mortgage-backed securities	332,014	336,363	—	—
Asset-backed securities	3,314	3,191	—	—
	$478,186	$486,215	$2,407	$2,504

Results from sales of debt and equity securities were as follows (in thousands):

	Year ended December 31
	2020	2019	2018
Proceeds	$78,385	$68,068	$38,322
Gross gains	148	49	116
Gross losses	(23)	(148)	(113)

The table above does not include activity from maturities, prepayments or calls on debt or equity securities.

Securities with a market value of $163,515,000 and $70,350,000  at December 31, 2020 and 2019, respectively, were pledged to collateralize public deposits, derivative positions and Federal Home Loan Bank advances.

At December 31, 2020 and 2019 there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following tables show the Company’s securities with unrealized losses, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or more		Total
December 31, 2020	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
U. S. government agency securities	$—	$—	$—	$—	$—	$—
State and municipal securities	10,463	(80)	—	—	10,463	(80)
Mortgage-backed securities	102,280	(505)	1,449	(63)	103,729	(568)
Asset-backed securities	—	—	3,193	(133)	3,193	(133)
Other debt securities	6,103	(87)	—	—	6,103	(87)
Total temporarily impaired securities	$118,846	$(672)	$4,642	$(196)	$123,488	$(868)
December 31, 2019
U. S. government agency securities	$6,694	$(51)	$1,637	$(43)	$8,331	$(94)
State and municipal securities	2,356	(12)	814	(8)	3,170	(20)
Mortgage-backed securities	30,570	(136)	21,364	(324)	51,934	(460)
Asset-backed securities	—	—	3,197	(128)	3,197	(128)
Other debt securities	3,012	(16)	1,502	(2)	4,514	(18)
Total temporarily impaired securities	$42,632	$(215)	$28,514	$(505)	$71,146	$(720)

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Declines in the fair value of securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment of available for sale securities related to other factors is recognized in other comprehensive income (loss). In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses shown above are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other than temporarily impaired at December 31, 2020. There were no other-than-temporary impairments for the years ended December 31, 2020, 2019 or 2018.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2020 and 2019 were as follows (in thousands):

	December 31, 2020	December 31, 2019
Commercial real estate	$643,832	$559,899
Consumer real estate	343,791	256,097
Construction and land development	174,859	143,111
Commercial and industrial	630,775	394,408
Consumer	44,279	28,426
Other	53,483	38,161
Total	1,891,019	1,420,102
Allowance for loan losses	(23,245)	(12,604)
Total loans, net	$1,867,774	$1,407,498

The CARES Act created a new guaranteed, unsecured loan program under the SBA called the Payroll Protection Program (“PPP”), which the Company participates in, to fund operational costs of eligible businesses, organizations and self-employed persons during the pandemic period. The SBA has guaranteed 100% of the amounts loaned under the PPP by lenders to eligible small businesses. One of the notable features of the PPP is that borrowers are eligible for loan forgiveness if certain conditions are met related to retaining staff and if loan amounts are used to cover eligible expenses, such as payroll, mortgage interest, rents and utilities payments. These loans have a two-year term and will earn interest at a rate of 1%. The Company assisted customers with applications for resources through the program and funded 1,475 loans. As of December 31, 2020, the outstanding balance of loans originated under the PPP totaled $185.5 million and was included in commercial and industrial loans.

Additionally, PPP borrowers are not required to pay any fees to the government or the lender and the loans may be repaid by the borrower at any time. The SBA, however, will pay lenders a processing fee based on the size of the PPP loan, ranging from 1% to 5% of the loan. Unamortized fees associated with PPP loans included in total loans were $4.0 million as of December 31, 2020. These fees are deferred and amortized over the life of the loan. PPP fees recognized as income totaled $3.6 million for the year ended December 31, 2020.

The adequacy of the allowance for loan losses (“ALL”) is assessed at the end of each quarter. The ALL includes a specific component related to loans that are individually evaluated for impairment and a general component related to loans that are segregated into homogenous pools and collectively evaluated for impairment.  The ALL factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics, which are adjusted by management to reflect current events, trends, and conditions. The adjustments include consideration of the following:  changes in lending policies and procedures, economic conditions, nature and volume of the portfolio, experience of lending management, volume and severity of past due loans, quality of the loan review system, value of underlying collateral for collateral dependent loans, concentrations, and other external factors. The Company’s evaluation of other external factors included consideration of the novel coronavirus (“COVID-19”) global pandemic and the resulting impact on the Company’s loan portfolio as of December 31, 2020, which is largely uncertain due to rapidly evolving conditions.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

At December 31, 2020, variable-rate and fixed-rate loans totaled $1,199,105,000 and $691,914,000, respectively. At December 31, 2019, variable-rate and fixed-rate loans totaled $785,329,000 and $634,773,000, respectively.

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

Loans not falling into the criteria above are considered to be pass-rated loans. The Company utilizes six loan grades within the pass risk rating.

The following table provides the risk category of loans by applicable class of loans as of December 31, 2020 and 2019 (in thousands):

	Non-impaired Loans
December 31, 2020	Pass	Special Mention	Substandard	Doubtful	Total Impaired Loans	Total
Commercial real estate	$601,133	$33,046	$2,933	$—	$1,179	$638,291
Consumer real estate	323,072	1,375	1,122	—	1,707	327,276
Construction and land development	169,315	5,153	19	—	102	174,589
Commercial and industrial	576,096	25,855	25,666	—	168	627,785
Consumer	41,640	4	18	2	7	41,671
Other	52,949	—	66	—	—	53,015
Purchased Credit Impaired	23,899	—	4,412	81	—	28,392
Total	$1,788,104	$65,433	$34,236	$83	$3,163	$1,891,019
December 31, 2019
Commercial real estate	$551,929	$915	$4,438	$—	$2,507	$559,789
Consumer real estate	252,952	503	1,551	—	483	255,489
Construction and land development	142,978	—	16	—	112	143,106
Commercial and industrial	370,475	14,341	8,241	—	487	393,544
Consumer	28,382	6	15	—	5	28,408
Other	38,161	—	—	—	—	38,161
Purchased Credit Impaired	—	—	1,605	—	—	1,605
Total	$1,384,877	$15,765	$15,866	$—	$3,594	$1,420,102

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following tables detail the changes in the ALL for the years ending December 31, 2020, 2019 and 2018 by loan classification (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Year ended December 31, 2020
Balance, beginning of period	$3,599	$1,231	$2,058	$5,074	$222	$420	$12,604
Charged-off loans	—	(49)	—	(728)	(172)	(277)	(1,226)
Recoveries	10	14	—	235	76	53	388
Provision for loan losses	3,740	635	1,418	5,127	179	380	11,479
Balance, end of period	$7,349	$1,831	$3,476	$9,708	$305	$576	$23,245

Year ended December 31, 2019
Balance, beginning of period	$3,309	$1,005	$2,431	$5,036	$105	$227	$12,113
Charged-off loans	—	(39)	—	(455)	(164)	(140)	(798)
Recoveries	23	20	—	380	82	23	528
Provision for loan losses	267	245	(373)	113	199	310	761
Balance, end of period	$3,599	$1,231	$2,058	$5,074	$222	$420	$12,604

Year ended December 31, 2018
Balance, beginning of period	$3,324	$1,063	$1,628	$7,209	$91	$406	$13,721
Charged-off loans	—	—	—	(4,831)	(84)	(39)	(4,954)
Recoveries	22	4	—	395	75	8	504
Provision for loan losses	(37)	(62)	803	2,263	23	(148)	2,842
Balance, end of period	$3,309	$1,005	$2,431	$5,036	$105	$227	$12,113

A breakdown of the ALL and the loan portfolio by loan category at December 31, 2020 and 2019 follows (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
December 31, 2020
Allowance for Loan Losses:
Collectively evaluated for impairment	$7,349	$1,831	$3,410	$9,708	$305	$576	$23,179
Individually evaluated for impairment	—	—	66	—	—	—	66
Purchased credit impaired	—	—	—	—	—	—	—
Balances, end of period	$7,349	$1,831	$3,476	$9,708	$305	$576	$23,245
Loans:
Collectively evaluated for impairment	$637,112	$325,569	$174,487	$627,617	$41,664	$53,015	$1,859,464
Individually evaluated for impairment	1,179	1,707	102	168	7	—	3,163
Purchased credit impaired	5,541	16,515	270	2,990	2,608	468	28,392
Balances, end of period	$643,832	$343,791	$174,859	$630,775	$44,279	$53,483	$1,891,019

December 31, 2019
Allowance for Loan Losses:
Collectively evaluated for impairment	$3,599	$1,231	$2,058	$5,074	$222	$420	$12,604
Individually evaluated for impairment	—	—	—	—	—	—	—
Purchased credit impaired	—	—	—	—	—	—	—
Balances, end of period	$3,599	$1,231	$2,058	$5,074	$222	$420	$12,604
Loans:
Collectively evaluated for impairment	$557,282	$255,006	$142,994	$393,057	$28,403	$38,161	$1,414,903
Individually evaluated for impairment	2,507	483	112	487	5	—	3,594
Purchased credit impaired	110	608	5	864	18	—	1,605
Balances, end of period	$559,899	$256,097	$143,111	$394,408	$28,426	$38,161	$1,420,102

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following table presents the allocation of the ALL for each respective loan category with the corresponding percentage of loans in each category to total loans, net of deferred fees as of December 31, 2020 and 2019. PPP loans included in commercial and industrial loans in the below table do not have a corresponding ALL as they are fully guaranteed by the SBA (dollars in thousands):

	December 31, 2020		December 31, 2019
	Amount	Percent of total loans	Amount	Percent of total loans
Commercial real estate	$7,349	0.39%	$3,599	0.25%
Consumer real estate	1,831	0.10%	1,231	0.09%
Construction and land development	3,476	0.18%	2,058	0.14%
Commercial and industrial	9,708	0.51%	5,074	0.36%
Consumer	305	0.02%	222	0.02%
Other	576	0.03%	420	0.03%
Total allowance for loan and lease losses	$23,245	1.23%	$12,604	0.89%

The following table presents information related to impaired loans, excluding purchased credit impaired (“PCI”) loans, for the years ended December 31, 2020 and 2019 (in thousands):

	December 31, 2020			December 31, 2019
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial real estate	$1,179	$1,176	$—	$2,507	$2,446	$—
Consumer real estate	1,707	1,608	—	483	497	—
Construction and land development	—	—	—	112	117	—
Commercial and industrial	168	457	—	487	710	—
Consumer	7	7	—	5	5	—
Other	—	—	—	—	—	—
Subtotal	3,061	3,248	—	3,594	3,775	—
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—
Consumer real estate	—	—	—	—	—	—
Construction and land development	102	102	66	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	102	102	66	—	—	—
Total	$3,163	$3,350	$66	$3,594	$3,775	$—

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, for the years ended December 31, 2020, 2019 and 2018 (in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2020		December 31, 2019		December 31, 2018
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate	$1,198	$66	$2,574	$313	$1,198	$158
Consumer real estate	1,975	66	1,037	105	185	—
Construction and land development	—	—	119	4	94	2
Commercial and industrial	121	1	824	440	5,557	121
Consumer	8	—	23	2	7	—
Other	—	—	—	—	—	—
Subtotal	3,302	133	4,577	864	7,041	281
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—
Consumer real estate	—	—	—	—	—	—
Construction and land development	107	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	107	—	—	—	—	—
Total	$3,409	$133	$4,577	$864	$7,041	$281

There was no interest income recognized on a cash basis for impaired loans for the years ended December 31, 2020, 2019 or 2018.

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

The following table presents the aging of the recorded investment in past-due loans as of December 31, 2020 and 2019 by class of loans (in thousands):

	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total	Loans Not
December 31, 2020	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial real estate	$409	$—	$1,176	$1,585	$636,706	$638,291
Consumer real estate	6,084	1,596	687	8,367	318,909	327,276
Construction and land development	2,670	745	—	3,415	171,174	174,589
Commercial and industrial	1,734	38	1,595	3,367	624,418	627,785
Consumer	270	40	7	317	41,354	41,671
Other	252	38	—	290	52,725	53,015
Purchased credit impaired	1,372	1,554	901	3,827	24,565	28,392
Total	$12,791	$4,011	$4,366	$21,168	$1,869,851	$1,891,019
December 31, 2019
Commercial real estate	$372	$—	$—	$372	$559,417	$559,789
Consumer real estate	3,567	408	501	4,476	251,013	255,489
Construction and land development	653	—	—	653	142,453	143,106
Commercial and industrial	1,277	8	440	1,725	391,819	393,544
Consumer	67	—	26	93	28,315	28,408
Other	—	—	—	—	38,161	38,161
Purchased credit impaired	75	81	149	305	1,300	1,605
Total	$6,011	$497	$1,116	$7,624	$1,412,478	$1,420,102

The following table presents the recorded investment in non-accrual loans, past due loans over 89 days and accruing and troubled debt restructurings by class of loans as of December 31, 2020 and 2019 (in thousands):

		Past Due
		Over 89 Days	Troubled Debt
	Non-Accrual	and Accruing	Restructurings
December 31, 2020
Commercial real estate	$130	$1,176	$1,928
Consumer real estate	1,821	342	—
Construction and land development	107	—	—
Commercial and industrial	470	1,205	—
Consumer	9	5	—
Other	—	—	—
Purchased credit impaired	2,279	567	—
Total	$4,816	$3,295	$1,928

December 31, 2019
Commercial real estate	$—	$—	$2,446
Consumer real estate	292	12	—
Construction and land development	102	—	—
Commercial and industrial	427	—	271
Consumer	—	26	—
Other	—	—	—
Purchased credit impaired	643	—	—
Total	$1,464	$38	$2,717

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

As of December 31, 2020 and 2019 all loans classified as nonperforming were deemed to be impaired.

As of December 31, 2020 and 2019 the Company had recorded investments in TDR of $1.9 million and $2.7 million, respectively.  The Company did not allocate a specific allowance for those loans at December 31, 2020 or 2019 and there were no commitments to lend additional amounts.  Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Company’s loan policy.  Loans accounted for as TDR are individually evaluated for impairment. In accordance with interagency guidance, short term deferrals granted due to the COVID-19 pandemic are not considered TDRs unless the borrower was experiencing financial difficulty prior to the pandemic.

The following table presents loans by class modified as TDR that occurred during the years ended December 31, 2020 and December 31, 2019 (in thousands). There were no TDR loans identified during the year ended December 31, 2018.

	Year Ended
	December 31, 2020
	Number of contracts	Pre modification outstanding recorded investment	Post modification outstanding recorded investment, net of related allowance
2020
Commercial real estate	—	$—	$—
Consumer real estate	2	721	685
Construction and land development	—	—	—
Commercial and industrial	—	—	—
Consumer	—	—	—
Other	—	—	—
Total	2	$721	$685
2019
Commercial real estate	1	$1,228	$1,228
Consumer real estate	—	—	—
Construction and land development	—	—	—
Commercial and industrial	1	271	271
Consumer	—	—	—
Other	—	—	—
Total	2	$1,499	$1,499

There were no TDR for which there was a payment default within the twelve months following the modification during the years ended December 31, 2020, 2019 or 2018.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

Acquired Loans

On July 1, 2020, the Company acquired FCB and BOW (see Note 2 for more information). As a result of the acquisitions, the Company recorded loans with a fair value of $294.7 million. Of those loans, $33.6 million were considered to be purchased credit impaired (“PCI”) loans, which are loans for which it is probable at the acquisition date that all contractually required payments will not be collected. The remaining loans are considered to be purchased non-impaired loans and their related fair value discount or premium is recognized as an adjustment to yield over the remaining life of each loan.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following table relates to acquired FCB and BOW PCI loans and summarizes the contractually required payments, which includes principal and interest, expected cash flows to be collected, and the fair value of acquired PCI loans at the acquisition date (in thousands):

FCB and BOW acquired on July 1, 2020
Contractually required payments	$42,443
Nonaccretable difference	4,501
Cash flows expected to be collected at acquisition	37,942
Accretable yield	4,349
Fair value of PCI loans at acquisition date	$33,593

The following table relates to acquired FCB and BOW purchased non-impaired loans and provides the contractually required payments, fair value, and estimate of contractual cash flows not expected to be collected at the acquisition date (in thousands):

FCB and BOW acquired on July 1, 2020
Contractually required payments	$296,527
Fair value of acquired loans at acquisition date	260,701
Contractual cash flows not expected to be collected	3,718

The following table presents changes in the carrying value of PCI loans (in thousands):

For the year ended December 31, 2020
Balance at beginning of period	$1,605
Additions due to the acquisitions	33,593
Change due to payments received and accretion	(6,806)
Balance at end of period	$28,392

The following table presents changes in the accretable yield for PCI loans (in thousands):

For the year ended December 31, 2020
Balance at beginning of period	$915
Additions due to the acquisitions	4,349
Accretion	(1,196)
Balance at end of period	$4,068

PCI loans had no impact on the ALL for the years ended December 31, 2020, 2019 or 2018.

Leases

The Company has entered into various direct finance leases. The leases are reported as part of other loans. The lease terms vary from five years to six years. The components of the direct financing leases as of December 31, 2020 and 2019 were as follows (in thousands):

	December 31, 2020	December 31, 2019
Total minimum lease payments receivable	$—	$59
Less:	—
Unearned income	—	(1)
Net leases	$—	$58

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

There are no future minimum lease payments receivable under the direct financing leases as of December 31, 2020.

NOTE 5 – LOAN SERVICING

Mortgage loans serviced for the Federal Home Loan Mortgage Corporation (“FHLMC”) are not reported as assets.  The principal balance of these loans at December 31, 2020 and 2019 was $254.9 million and $196.9 million, respectively. Custodial escrow balances maintained in connection with serviced loans was $1,459,000 and $324,000 at December 31, 2020 and 2019, respectively.

Activity for loan servicing rights and the related valuation allowance are summarized as follows (in thousands):

	For the year ended December 31, 2020	For the year ended December 31, 2019
Loan servicing rights:
Balance at beginning of period	$1,755	$1,736
Additions	466	381
Amortized to offset other noninterest income	(587)	(362)
Balance at end of period	$1,634	$1,755

Valuation allowance:
Balance at beginning of period	$(211)	$—
Additions expensed	—	—
Reductions credited to other noninterest income	—	—
Direct write-downs	(238)	(211)
Balance at end of period	$(449)	$(211)

NOTE 6 – PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2020 and 2019 are summarized as follows (in thousands):

	Range of useful lives	December 31, 2020	December 31, 2019
Land	Not applicable	$6,885	$4,303
Buildings	39 years	19,461	13,331
Leasehold improvements	1 to 17 years	939	939
Furniture and equipment	1 to 7 years	6,910	4,633
Fixed assets in process	Not applicable	1,995	—
		36,190	23,206
Less accumulated depreciation and amortization		(9,501)	(4,022)
		$26,689	$19,184

Premises and equipment depreciation and amortization expense for the years ended December 31, 2020, 2019 and 2018 totaled $1,375,000, $1,219,000 and $516,000, respectively.

NOTE 7 – LEASES

The Company leases certain premises and equipment under operating leases that expire at various dates, through 2032, and in most instances, include options to renew or extend at market rates and terms.  At December 31, 2020, the Company had lease liabilities totaling $11.9 million and right-of-use assets totaling $11.2 million related to these leases.  Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively.  At December 31, 2020, the weighted average remaining lease term for operating leases was 9.7 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.4%.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Lease costs were as follows (in thousands):

	December 31, 2020	December 31, 2019
Operating lease cost	$1,946	$1,868
Short-term lease cost	—	—
Variable lease cost	—	—
Total lease cost	$1,946	$1,868

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the year ended December 31, 2020 or 2019.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows (in thousands):

December 31, 2020
Lease payments due:
2021	$1,726
2022	1,605
2023	1,558
2024	1,266
2025	1,234
2026 and thereafter	6,581
Total undiscounted cash flows	13,970
Discount on cash flows	(2,030)
Total lease liability	$11,940

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in goodwill during the years ended December 31, 2020 and 2019 was as follows (in thousands):

	2020	2019
Beginning of year	$37,510	$37,510
Acquired goodwill	3,558	—
Impairment	—	—
End of year	$41,068	$37,510

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Qualitative factors are assessed to first determine if it is more likely than not (more than 50%) that the carrying value of goodwill is less than fair value. At October 31, 2020, as a result of market volatility caused by the COVID-19 pandemic, the company determined it did not satisfy the more likely than not qualitative assessment that the fair value of the reporting unit exceeded its carrying value, including goodwill. As a result, the Company elected to perform a quantitative assessment, which included a combination of quoted market prices of the Company’s stock, prices of comparable businesses, discounted cash flows and other techniques. Based upon the results of the quantitative assessment, we determined the fair value of the reporting unit exceeded the carrying value, resulting in no impairment.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Acquired Intangible Assets

Acquired intangible assets at December 31, 2020 and 2019 were as follows (in thousands):

	December 31, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$12,837	$(4,207)	$9,267	$(2,384)

For the years ended December 31, 2020, 2019 and 2018, respectively, amortization expense was $1,824,000, $1,655,000  and $465,000.

Estimated amortization expense for each of the next five years is as follows (in thousands):

Year ending December 31:
2021	$1,939
2022	1,690
2023	1,441
2024	1,192
2025	943
Thereafter	1,425
Total	$8,630

NOTE 9 – OTHER REAL ESTATE OWNED

Other real estate owned activity was as follows (in thousands):

	2020	2019	2018
Beginning balance	$1,044	$988	$—
Additions due to acquisitions	571	—	988
Loans transferred to other real estate owned	452	180	—
Direct write-downs	—	—	—
Sales of other real estate owned	(1,544)	(124)	—
End of year	$523	$1,044	$988

There was no valuation allowance allocated to properties held for the years ended December 31, 2020, 2019 and 2018.

Expenses related to other real estate owned during the years ended December 31, 2020, 2019 and 2018, respectively include (in thousands):

	2020	2019	2018
Net gain on sales	$(273)	$(3)	$—
Provision for unrealized losses	—	—	—
Operating expenses, net of rental income	—	—	—
Total	$(273)	$(3)	$—

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 10 – DEPOSITS

Time deposits that exceed the FDIC deposit insurance limit of $250,000 at December 31, 2020 and 2019 were $64,110,000 and $53,481,000, respectively.

Scheduled maturities of time deposits for the next five years and thereafter are as follows (in thousands):

Maturity:
2021	$377,164
2022	51,160
2023	20,136
2024	13,753
2025	6,702
Thereafter	613
$469,528

At December 31, 2020 and 2019, the Company had $558,000 and $148,000, respectively of deposit accounts in overdraft status that were reclassified to loans in the accompanying balance sheets.

NOTE 11 – SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

The Company had short-term borrowings totaling $10,000,000  at December 31, 2020 and 2019, via various advances. These advances are non-callable; interest payments are due monthly, with principal due at maturity.

The following is a summary of the contractual maturities and average effective rates of outstanding advances (dollars in thousands):

	December 31, 2020		December 31, 2019
Year	Amount	Interest Rates	Amount	Interest Rates
2020	$—	—	$10,000	2.05%
2021	10,000	0.33%	—	—
Total	$10,000	0.33%	$10,000	2.05%

Advances from the FHLB are collateralized by investment securities with a market value of $2.3 million, FHLB stock and certain commercial and residential real estate mortgage loans totaling $808.4 million under a blanket mortgage collateral agreement.  At December 31, 2020, the amount of available credit from the FHLB totaled $433.9 million.

Subordinated Notes

The Company issued $30.0 million of fixed-to-floating rate subordinated notes during the third quarter of 2020, which were recorded net of issuance costs of $0.6 million, that mature June 30, 2030. Beginning on or after June 30, 2025, the Company may redeem the notes, in whole or in part, at their principal amount plus any accrued and unpaid interest. The notes have a fixed interest rate of 5.25% per annum for the first five years. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate (which is expected to be Three-Month Term SOFR) plus 513 basis points. The carrying value of subordinated notes was $29.4 million at December 31, 2020. There were no subordinated notes at December 31, 2019.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended December 31, 2020 and 2019 (in thousands):

		Unrealized Gains
	Gains and	and Losses
	Losses on	on Available
	Cash Flow	for Sale
Year Ended December 31, 2020	Hedges	Securities	Total
Beginning balance	$(2,679)	$4,062	$1,383
Other comprehensive income (loss) before reclassification, net of tax	—	3,758	3,758
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	2,679	(92)	2,587
Net current period other comprehensive income (loss)	2,679	3,666	6,345
Ending balance	$—	$7,728	$7,728

Year Ended December 31, 2019
Beginning balance	$(2,636)	$(680)	$(3,316)
Other comprehensive income (loss) before reclassification, net of tax	826	4,815	5,641
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	(869)	(73)	(942)
Net current period other comprehensive income (loss)	(43)	4,742	4,699
Ending balance	$(2,679)	$4,062	$1,383

The following were significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018 (in thousands):

				Affected Line Item
Details about Accumulated Other	Year Ended	Year Ended	Year Ended	in the Statement Where
Comprehensive Income Components	December 31, 2020	December 31, 2019	December 31, 2018	Net Income is Presented
Realized losses on cash flow hedges	$(2,466)	$(635)	$(441)	Interest expense – savings and money market accounts
	(213)	(243)	(479)	Interest expense - Federal Home Loan Bank advances
	—	9	72	Income tax benefit
	$(2,679)	$(869)	$(848)	Net of tax
Realized gains and (losses) on available-for-sale securities	$125	$(99)	$3	Net gain (loss) on sale of securities
	(33)	26	(1)	Income tax (expense) benefit
	$92	$(73)	$2	Net of tax
Realized losses on securities transferred to held-to-maturity	$—	$—	$(14)	Interest income - securities
	—	—	4	Income tax benefit
	$—	$—	$(10)	Net of tax

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 13 – INCOME TAXES

The components of income tax expense are summarized as follows (in thousands):

	2020	2019	2018
Current:
Federal	$8,822	$3,215	$15
State	1,552	1,044	(23)
	10,374	4,259	(8)
Deferred:
Federal	(3,523)	2,039	872
State	(816)	546	303
	(4,339)	2,585	1,175
Total	$6,035	$6,844	$1,167

A reconciliation of actual income tax expense in the financial statements to the “expected” tax expense (computed by applying the statutory federal income tax rate of 21% to income before income taxes) for the years ended December 31, 2020, 2019 and 2018 is as follows (in thousands):

	2020	2019	2018
Computed "expected" tax expense	$6,454	$6,146	$2,272
State income taxes, net of effect of federal income taxes	582	1,256	221
Tax-exempt interest income	(278)	(302)	(298)
Earnings on bank owned life insurance contracts	(186)	(173)	(559)
Disallowed expenses	69	84	93
Excess tax benefits related to stock compensation	91	(57)	(857)
Nondeductible acquisition expenses	132	—	281
CARES act net operating loss carryback	(772)	—	—
Other	(57)	(110)	14
Total	$6,035	$6,844	$1,167

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Significant items that gave rise to deferred taxes at December 31, 2020 and 2019 were as follows (in thousands):

	December 31, 2020	December 31, 2019
Deferred tax assets:
Allowance for loan losses	$5,040	$2,935
Net operating loss carryforward	527	738
Organization and preopening costs	261	359
Stock-based compensation	48	200
Acquired loans	939	871
Accrued contributions	288	247
Acquired deposits	459	—
Accrued compensation	3,159	22
Other	148	167
Deferred tax assets	10,869	5,539
Deferred tax liabilities:
Depreciation	1,633	804
Goodwill	311	154
Unrealized gain on securities available-for-sale	2,009	833
Amortization of core deposit intangible	1,608	1,052
Other acquired assets	509	—
Other	201	568
Deferred tax liabilities	6,271	3,411
Net deferred tax asset	$4,598	$2,128

At December 31, 2020, the Company had federal net operating loss carryforwards of approximately $2,511,000, which expire at various dates from 2030 to 2032. Deferred tax assets are fully recognized because the benefits are more likely than not to be realized based on management’s estimation of future taxable earnings.

There were no significant unrecognized income tax benefits as of December 31, 2020 or 2019. As of December 31, 2020 and 2019 the Company had no accrued interest or penalties related to uncertain tax positions.

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

The following table sets forth outstanding financial instruments whose contract amounts represent credit risk as of December 31, 2020 and 2019 (in thousands):

	Contract or notional amount
	December 31, 2020	December 31, 2019
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$804,520	$672,933
Standby letters of credit	10,403	9,634
Total	$814,923	$682,567

The Company is party to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims as of December 31, 2020, will not have a material impact on the financial statements of the Company.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 15 – CONCENTRATION OF CREDIT RISK

Substantially all of the Company’s loans, commitments, and standby letters of credit have been granted to customers in the Company’s market areas. The concentrations of credit by type of loan are set forth in Note 4 to the financial statements.

At December 31, 2020 and 2019, the Company’s cash and due from banks, federal funds sold and interest-bearing deposits in financial institutions aggregated $243,000,000 and $86,000,000, respectively, in excess of insured limits.

NOTE 16 – REGULATORY MATTERS AND RESTRICTIONS ON DIVIDENDS

The Company and the Bank are subject to regulatory capital requirements administered by the Federal Reserve and the Bank is also subject to the regulatory capital requirements of the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that could, in that event, have a material adverse effect on the institutions’ financial statements. The relevant regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting principles. The capital classifications of the Company and the Bank are also subject to qualitative judgments by their regulators about components, risk weightings, and other factors. Those qualitative judgments could also affect the capital status of the Company and the Bank and the amount of dividends the Company and the Bank may distribute. The final rules implementing the Basel Committee on Companying Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2020, the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

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

At December 31, 2020 and 2019, the Company and the Bank were well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events since that notification that management believes have changed the Company’s or the Bank’s category.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The Company’s and the Bank’s capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Minimum capital requirement (1)		Minimum to be well-capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2020:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$338,426	16.03%	$168,910	8.0%	N/A	N/A
CapStar Bank	324,152	15.36	168,808	8.0	211,010	10.0
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	285,439	13.52	126,682	6.0	N/A	N/A
CapStar Bank	300,588	14.25	126,606	6.0	168,808	8.0
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	285,439	13.52	95,012	4.5	N/A	N/A
CapStar Bank	284,088	13.46	94,954	4.5	137,156	6.5
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	285,439	9.60	118,877	4.0	N/A	N/A
CapStar Bank	300,588	10.12	118,780	4.0	148,476	5.0
At December 31, 2019:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$237,857	13.45%	$141,436	8.0%	N/A	N/A
CapStar Bank	224,443	12.70	141,388	8.0	176,735	10.0
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	225,074	12.73	106,077	6.0	N/A	N/A
CapStar Bank	211,660	11.98	106,041	6.0	141,388	8.0
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	225,074	12.73	79,558	4.5	N/A	N/A
CapStar Bank	195,160	11.04	79,531	4.5	114,878	6.5
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	225,074	11.37	79,201	4.0	N/A	N/A
CapStar Bank	211,660	10.70	79,150	4.0	98,938	5.0

(1)

For the calendar year 2020, the Company was required to maintain a capital conservation buffer of Tier 1 common equity capital in excess of minimum risk-based capital ratios by at least 1.875% to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

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

Based on these regulations, the Bank was eligible to pay $49.6 million and $35.8 million of dividends as of December 31, 2020 and 2019, respectively. The Bank paid the Company $4.1 million of dividends during 2020.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 17 – NONVOTING AND SERIES A PREFERRED STOCK AND STOCK WARRANTS

Nonvoting Common Stock

The Company has authorized 5,000,000 shares of its common stock as nonvoting common stock. The nonvoting common stock has the same rights and privileges as the common stock other than the nonvoting designation. Under certain conditions, as outlined in the Company’s charter, the nonvoting stock may be converted, on a one-to-one basis, to common stock. In conjunction with the Company’s initial public offering, 79,166 shares of nonvoting common stock were issued and simultaneously converted to common stock on a one-to-one basis as further described under “Warrants” below.  During 2019, 132,561 shares of nonvoting common stock were converted to common stock. As a result, at December 31, 2020, there were no shares of nonvoting common stock outstanding.

Preferred Stock

In conjunction with its initial capital issuance in 2008, the Bank issued 1,609,756 shares of Series A Preferred Stock to certain shareholders. During 2016, coinciding with the Company’s initial public offering, 731,707 preferred shares were converted to common shares. During 2019, 878,048 preferred shares were converted to common shares. As a result, at December 31, 2020, there was no Series A Preferred Stock outstanding.

NOTE 18 – STOCK OPTIONS AND RESTRICTED SHARES

During 2008, the board of directors of the Company approved the CapStar Bank 2008 Stock Incentive Plan. Following the formation of CapStar Financial Holdings, Inc. in 2016, and in connection with the Share Exchange, the outstanding awards of restricted stock and stock options under the CapStar Bank 2008 Stock Incentive Plan were exchanged for similar awards of restricted stock and stock options issued by CapStar Financial Holdings, Inc. under the Stock Incentive Plan (the “Plan”), which the board of directors adopted in 2016. The Plan provides for the grant of stock-based incentives, including stock options, restricted stock units, performance awards and restricted stock, to employees, directors and service providers that are subject to forfeiture until vesting conditions have been satisfied by the award recipient under the terms of the award. The Plan is intended to help align the interests of employees and our shareholders and reward our employees for improved Company performance. The Plan reserved 1,569,475 shares of stock for issuance of stock incentives. Stock incentives include both restricted stock and stock option grants. During 2018 the board of directors approved the addition of 400,000 shares of stock for issuance of stock incentives under the Plan. Total shares issuable under the plan were 242,325 at December 31, 2020.

The Company has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows (in thousands):

	For the year ended December 31,
	2020	2019	2018
Stock-based compensation expense before income taxes	$1,223	$1,262	$2,079
Less: deferred tax benefit	(320)	(330)	(543)
Reduction of net income	$903	$932	$1,536

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Restricted Shares, Restricted Stock Units, and Performance Stock Units

We grant time-vested restricted stock units and performance stock units to certain key employees and directors under our stock award plan. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. Those granted after January 1, 2020, vest ratably over a two or three-year vesting period depending on the specific award.

Performance stock units vest based upon the attainment of certain performance metrics over a three-year cumulative performance period. Certain of these awards are eligible to receive dividend equivalent shares. The grant date fair value of these awards approximates the market value of the shares. For awards based upon the achievement of the performance goals, the awards are earned ratably from 0% to 188%. If the performance goals are met at the end of the performance period, the award is adjusted to reflect the Company’s three-year total shareholder return (TSR) performance relative to a capital market peer group. This TSR modifier cannot cause the award to exceed the maximum of 188%.

The recipients have the right to vote and receive dividends but cannot sell, transfer, assign, pledge, hypothecate, or otherwise encumber the restricted stock until the shares have vested. A summary of the changes in the Company’s nonvested stock awards for 2020 follows:

		Weighted
		Average
	Restricted	Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at beginning of period	84,697	$17.44
Granted	144,557	13.73
Vested	(76,715)	16.50
Forfeited	(4,125)	14.45
Nonvested at end of period	148,414	$14.39

As of December 31, 2020, there was $1.3 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.5 years. The total fair value of shares vested during the years ended December 31, 2020, 2019 and 2018 was $997,000, $,1,352,000 and $2,804,000, respectively.

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

The fair value of options granted was determined using the following weighted average assumptions as of the grant date. There were no options granted during 2020. The Company granted 50,000 options during 2019.

2019
Dividend yield	1.35%
Expected term (in years)	6.50
Expected stock price volatility	29.55%
Risk-free interest rate	2.25%

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

A summary of the activity in stock options for 2020 follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at beginning of period	271,202	$11.22
Granted	—	—
Exercised	(24,613)	6.75
Forfeited or expired	(20,000)	10.92
Outstanding at end of period	226,589	$11.73	3.9
Fully vested and expected to vest	226,589	$11.73	3.9
Exercisable at end of period	193,255	$11.19	3.1

Information related to stock options during 2020, 2019 and 2018 follows:

	2020	2019	2018
Intrinsic value of options exercised	$188,662	$2,478,086	$7,654,738
Cash received from option exercises	105,847	1,930,737	6,897,845
Tax benefit realized from option exercises	16,524	103,847	846,725
Weighted average fair value of options granted	—	5.35	—

As of December 31, 2020, there was $124,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.4 years.

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

NOTE 20 – EMPLOYEE BENEFIT PLANS

The Company has a Retirement Savings 401(k) Plan in which employees may participate. The Company has elected a safe harbor 401(k) plan and as such is required to make an annual contribution of 3% of the employees’ salaries annually. An employee does not have to contribute to receive the employer contribution. In addition, the Company may make an additional discretionary contribution up to 6% of the employees’ salaries annually. For the years ended December 31, 2020, 2019 and 2018, the Company contributed $801,000, $874,000 and $639,000, respectively, to the 401(k) Plan.

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

Interest Rate Swaps Designated as Cash Flow Hedges

There were no interest rate swaps designated as cash flow hedges as of December 31, 2020 or 2019. The company previously terminated an interest rate swap during 2019, which resulted in a termination fee of $1.5 million which continued to be amortized as the corresponding hedged items, consisting of LIBOR-based brokered deposits and FHLB borrowings, were expected to remain outstanding until the initial maturities of the terminated swaps. However, during the year ended December 31, 2020, it was determined that in light of the Company’s surplus liquidity position this funding was expected to be terminated at the next renewal date and thus the previously terminated interest rate swaps which had been designated as cash flow hedges were no longer deemed effective, therefore, remaining unrealized losses of $1.9 million included in accumulated other comprehensive income were recognized in net income. There are no unrealized gains or losses in accumulated other comprehensive income as of December 31, 2020.

Other Interest Rate Swaps

The Company also enters into swaps to facilitate customer transactions and meet their financing needs. Upon entering into these transactions the Company enters into offsetting positions with large U.S. financial institutions in order to minimize risk to the Company. A summary of the Company’s customer related interest rate swaps is as follows (in thousands):

	December 31, 2020		December 31, 2019
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$59,946	$(2,740)	$45,053	$(926)
Pay variable/receive fixed swaps	59,946	2,740	45,053	926
Total	$119,892	$—	$90,106	$—

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

The net gains (losses) relating to mortgage banking derivative instruments included in mortgage banking income were as follows (dollars in thousands):

	For the year ended	For the year ended
	December 31, 2020	December 31, 2019
Mortgage loan interest rate lock commitments	$1,959	$648
Mortgage-backed securities forward sales commitments	(478)	(148)
Total	$1,481	$500

There were no gains or losses relating to mortgage banking derivative instruments for the year ended December 31, 2018.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The amount and fair value of mortgage banking derivatives included in the consolidated balance sheets was as follows (dollars in thousands):

	December 31, 2020		December 31, 2019
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Included in other assets:
Mortgage loan interest rate lock commitments	$88,303	$2,607	$44,694	$648
Included in other liabilities:
Mortgage-backed securities forward sales commitments	$87,000	$(626)	$38,500	$(148)

NOTE 22 – RELATED PARTY

The Company may enter into loan transactions with certain directors, executive officers, significant shareholders, and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with persons not affiliated with the Company, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. None of these loans were impaired at December 31, 2020 or 2019. Activity within these loans during the years ended December 31, 2020 and 2019 was as follows (in thousands):

	Total commitment	Total funded commitment
Year ended December 31, 2020
Beginning of period	$21,815	$10,673
New commitments/draw downs	200	2,798
Repayments	(3,991)	(3,689)
End of period	$18,024	$9,782

Year ended December 31, 2019
Beginning of period	$44,812	$15,445
New commitments/draw downs	9,336	2,515
Repayments	(32,333)	(7,287)
End of period	$21,815	$10,673

Deposits from directors, executive officers, significant shareholders and their affiliates at December 31, 2020 and 2019 were $38.5 million and $13.7 million, respectively.

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

Other Real Estate Owned : Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Appraisals may be adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and/or management’s expertise and knowledge of the collateral. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.  The Company had no other real estate owned carried at fair value at December 31, 2020 or 2019.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

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

.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair value measurements at December 31, 2020
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. government-sponsored agencies	$16,390	$—	$16,390	$—
Obligations of states and political subdivisions	91,930	—	91,930	—
Mortgage-backed securities-residential	336,361	—	336,361	—
Asset-backed securities	3,193	—	3,193	—
Other debt securities	38,341	—	38,341	—
Loans held for sale	97,303	—	97,303	—
Derivative assets:
Non-hedging derivatives:
Interest rate swaps - customer related	2,740	—	2,740	—
Mortgage loan interest rate lock commitments	2,607	—	—	2,607
Liabilities:
Derivative liabilities:
Non-hedging derivatives:
Derivative Liabilities - customer related	(2,740)	—	(2,740)	—
Mortgage-backed securities forward sales commitments	(626)	—	(626)	—

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

	Fair value measurements at December 31, 2019
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. government-sponsored agencies	$10,331	$—	$10,331	$—
Obligations of states and political subdivisions	45,960	—	45,960	—
Mortgage-backed securities-residential	138,679	—	138,679	—
Asset-backed securities	3,197	—	3,197	—
Other debt securities	14,962	—	14,962	—
Loans held for sale	168,222		168,222
Derivatives:
Derivative Liabilities - customer related	926	—	926	—
Mortgage loan interest rate lock commitments	648	—	—	648
Liabilities:
Derivatives:
Derivative Liabilities - customer related	(926)	—	(926)	—
Mortgage-backed securities forward sales commitments	(148)	—	(148)	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2020 and 2019 (dollars in thousands):

	Mortgage Loan Interest Rate
	Lock Commitments
	2020	2019

Balance of recurring Level 3 assets at January 1st	$648	$—
Total gains or losses for the period:
Included in mortgage banking income	1,959	648
Balance of recurring Level 3 assets at December 31st	$2,607	$648

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2020 (dollars in thousands).

				Range
	Fair	Valuation		(Weighted-
December 31, 2020	Value	Technique(s)	Unobservable Input(s)	Average)
Assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	$2,607	Consensus pricing	Origination pull-through rate	54% - 91% (74%)

				Range
	Fair	Valuation		(Weighted-
December 31, 2019	Value	Technique(s)	Unobservable Input(s)	Average)
Assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	$648	Consensus pricing	Origination pull-through rate	68% - 95% (83%)

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Assets measured at fair value on a nonrecurring basis are summarized below (in thousands): There were no assets measured at fair value on a nonrecurring basis at December 31, 2019.

Fair value measurements at December 31, 2020
Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(level 1)	(level 2)	(level 3)
Assets:
Impaired loans:
Construction and land development	$36	$—	$—	$36

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis (dollars in thousands):

	Fair	Valuation	Unobservable	Weighted-
December 31, 2020	Value	Technique(s)	Input(s)	Average
Impaired loans:
Construction and land development	$36	Sales comparison approach	Appraisal discounts	10%

Fair Value of Financial Instruments

The carrying value and estimated fair values of the Company’s financial instruments at December 31, 2020 and 2019 were as follows (in thousands):

	December 31, 2020		December 31, 2019
	Carrying		Carrying		Fair value
	amount	Fair value	amount	Fair value	level of input
Financial assets:
Cash and due from banks, interest-bearing deposits in financial institutions	$277,439	$277,439	$101,094	$101,094	Level 1
Federal funds sold	—	—	175	175	Level 1
Securities available-for-sale	486,215	486,215	213,129	213,129	Level 2
Securities held-to-maturity	2,407	2,504	3,313	3,411	Level 2
Loans held for sale	179,669	180,698	168,222	169,072	Level 2
Restricted equity securities	15,562	N/A	13,689	N/A	N/A
Loans	1,891,019	1,900,647	1,420,102	1,414,757	Level 3
Accrued interest receivable	8,771	8,771	5,792	5,792	Level 2
Other assets	46,381	46,381	36,393	36,393	Level 2 / Level 3
Financial liabilities:
Deposits	2,568,001	2,472,860	1,729,451	1,730,206	Level 3
Federal Home Loan Bank advances and other borrowings	39,423	41,400	10,000	10,014	Level 2
Other liabilities	3,334	3,334	1,394	1,394	Level 3

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

(h)	Federal Home Loan Bank Advances and Other Borrowings

The fair value of fixed rate Federal Home Loan Bank Advances and other borrowings is estimated using discounted cash flow models, using current market interest rates offered on certificates, advances and other borrowings with similar remaining maturities.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

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

NOTE 24 – PARENT COMPANY ONLY FINANCIAL INFORMATION

The following information presents the condensed balance sheets, statements of income, and statements of cash flows of CapStar Financial Holdings, Inc. as of and for the year ended December 31, 2020 and 2019 (in thousands).

Condensed Balance Sheets

	December 31, 2020	December 31, 2019
Assets
Cash and cash equivalents	$13,176	$12,874
Investment in consolidated subsidiary	358,635	259,632
Other assets	1,163	578
Total assets	$372,974	$273,084
Liabilities and Shareholders’ Equity
Subordinated debt	$29,423	$—
Other liabilities	65	38
Total shareholders’ equity	343,486	273,046
Total liabilities and shareholders’ equity	$372,974	$273,084

Condensed Income Statements

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Income - dividends from subsidiary	$4,075	$3,530
Interest expense subordinated debt	792	—
Other expenses	1,373	1,083
Income before income taxes and equity in undistributed net income of subsidiary	1,910	2,447
Income tax benefit	(552)	(262)
Income before equity in undistributed net income of subsidiary	2,462	2,709
Equity in undistributed net income of subsidiary	22,234	19,713
Net income	$24,696	$22,422

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flow

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net income	$24,696	$22,422
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in other assets	(2,962)	(3,304)
Increase (decrease) in other liabilities	27	(263)
Equity in undistributed net income of subsidiary	(22,234)	(19,713)
Net cash used in by operating activities	(473)	(858)
Cash flows from investing activities:
Cash paid for acquisitions	(27,278)	—
Dividends received from CapStar Bank	4,075	3,530
Net cash (used in) provided by investing activities	(23,203)	3,530
Cash flows from financing activities:
Issuance of subordinated debt	29,387	—
Repurchase of common stock	(1,437)	(7,836)
Exercise of common stock options and warrants	63	1,627
Common stock dividends paid	(4,035)	(3,507)
Net cash provided by (used in) financing activities	23,978	(9,716)
Net increase (decrease) in cash and cash equivalents	302	(7,044)
Cash and cash equivalents at beginning of period	12,874	19,918
Cash and cash equivalents at end of period	$13,176	$12,874

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 25 – QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following is a summary of quarterly financial results (unaudited) for 2020, 2019 and 2018:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020
Interest income	$21,738	$20,741	$24,642	$24,731
Interest expense	5,077	3,066	4,986	2,400
Net interest income	16,661	17,675	19,656	22,331
Provision for loan losses	7,553	1,624	2,119	184
Net interest income after provision for loan losses	9,108	16,051	17,537	22,147
Noninterest income	5,874	10,823	14,804	11,748
Noninterest expense	14,211	18,934	22,739	21,478
Net income before income tax expense	771	7,940	9,602	12,417
Income tax expense	(575)	1,759	2,115	2,736
Net income	$1,346	$6,181	$7,487	$9,681
Net income per share, basic	$0.07	$0.34	$0.34	$0.44
Net income per share, diluted	$0.07	$0.34	$0.34	$0.44
2019
Interest income	$22,967	$23,158	$23,216	$22,205
Interest expense	5,965	6,150	6,060	5,624
Net interest income	17,002	17,008	17,156	16,581
Provision for loan losses	886	—	(125)	—
Net interest income after provision for loan losses	16,116	17,008	17,281	16,581
Noninterest income	4,735	7,032	6,788	5,719
Noninterest expense	14,725	16,470	15,531	15,266
Net income (loss) before income tax expense	6,126	7,570	8,538	7,034
Income tax expense (benefit)	1,346	1,814	2,072	1,613
Net income (loss)	$4,780	$5,756	$6,466	$5,421
Net income (loss) per share, basic	$0.27	$0.33	$0.36	$0.30
Net income (loss) per share, diluted	$0.25	$0.31	$0.35	$0.29
2018
Interest income	$13,744	$15,354	$15,782	$22,900
Interest expense	2,898	3,767	4,239	5,184
Net interest income	10,846	11,587	11,543	17,716
Provision for loan losses	678	169	481	1,514
Net interest income after provision for loan losses	10,168	11,418	11,062	16,202
Noninterest income	3,088	2,765	3,218	6,387
Noninterest expense	9,580	10,005	10,070	23,832
Net income (loss) before income tax expense	3,676	4,178	4,210	(1,243)
Income tax expense (benefit)	483	665	554	(535)
Net income (loss)	$3,193	$3,513	$3,656	$(708)
Net income (loss) per share, basic	$0.27	$0.30	$0.30	$(0.04)
Net income (loss) per share, diluted	$0.25	$0.27	$0.28	$(0.04)

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control system was designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation and fair presentation of the financial statements. As of December 31, 2020, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. This assessment included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act. Based on the assessment, management determined that there were no material weaknesses in the Company’s internal control over financial reporting and that the Company maintained effective internal control over financial reporting as of December 31, 2020.

Attestation Report of the Registered Public Accounting Firm

Elliott Davis, LLC, the Company’s independent registered public accounting firm, audited the consolidated financial statements of the Company included in this Report. Their report is included in “Part II, Item 8.—Financial Statements and Supplementary Data” under the heading “Report of Independent Registered Public Accounting Firm.” This Annual Report does not include an attestation report of the Company's independent registered public accounting firm on the Company’s internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for an Emerging Growth Company.

ITEM 9B.  OTHER INFORMATION

Not applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be presented in, and is incorporated herein by reference to, CapStar Financial’s Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2020.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item will be presented in, and is incorporated herein by reference to, CapStar Financial’s Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2020.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2020:

Number of shares
	Number of shares			remaining
	to be issued		Weighted	available for
	upon		average exercise	future issuances
	exercise of		price of	under equity
	outstanding		outstanding	compensation
	options,		options,	plans (excluding
	warrants		warrants	shares reflected
	and rights		and rights	in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by shareholders:
CapStar Financial Holdings, Inc. Stock Incentive Plan	226,589	(1)	$11.73	242,325
Equity compensation plans not approved by shareholders	—		—	—
Total	226,589	(1)	$11.73	242,325

(1)	Represents 226,589 shares of common stock subject to issuance upon exercise of issued and outstanding stock options.

The other information required by this Item will be presented in, and is incorporated herein by reference to, CapStar Financial’s Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2020.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be presented in, and is incorporated herein by reference to, CapStar Financial’s Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2020.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be presented in, and is incorporated herein by reference to, CapStar Financial’s Definitive Proxy Statement for the 2021 Annual Meeting of Shareholders which will be filed with the SEC within 120 days of December 31, 2020.

PART IV

ITEM 15.  FINANCIAL STATEMENTS AND EXHIBITS

(a)The following is a list of documents filed as a part of this Report:

(1)	Financial Statements

The following consolidated financial statements of CapStar and its subsidiary and related reports of our independent registered public accounting firm are incorporated into this Item 15 by reference from Part II - Item 8, pages 66 through 116.

Consolidated Balance Sheets as of December 31, 2020 and 2019

Consolidated Statements of Income for the years ended December 2020, 2019, and 2018

Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, 2018

Notes to Consolidated Financial Statements

(2)Exhibits

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

10.5†	Promissory Note between CapStar Bank and Christopher Tietz, dated December 28, 2018 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 4, 2019)

10.6†

Eighth Amended and Restated Executive Employment Agreement, dated May 13, 2019, between CapStar Financial Holdings, Inc., CapStar Bank, and Claire W. Tucker (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2019)

10.7†

CapStar Financial Holdings, Inc. Stock Incentive Plan  (incorporated by reference herein to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

10.8†	First Amendment to the CapStar Financial Holdings, Inc. Stock Incentive Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2017)

10.9†	Second Amendment to the CapStar Financial Holdings, Inc. Stock Incentive Plan (incorporated by reference herein to Appendix A to the Company’s Definitive Proxy Statement filed on March 19, 2018)

10.10†

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

101

The following financial information from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders' Equity, and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.*

101 SCH	Inline XBRL Taxonomy Extension Schema Document.*

101 CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*

101 LAB	Inline XBRL Taxonomy Labels Linkbase Document.*

101 PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

104	The cover page of CapStar Financial Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL

*	Filed with this Annual Report on Form 10-K.
**	Furnished with this Annual Report on Form 10-K.
†	Represents a management contract or a compensatory plan or arrangement.

ITEM 16.  FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTAR FINANCIAL HOLDINGS, INC.

Date: March 5, 2021	By:	/s/ Timothy K. Schools
Timothy K. Schools
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy K. Schools	Director, President and Chief Executive Officer
Timothy K. Schools	(Principal Executive Officer)	March 5, 2021

/s/ Denis J. Duncan	Chief Financial Officer
Denis J. Duncan	(Principal Financial Officer and Principal Accounting Officer)	March 5, 2021

/s/ Dennis C. Bottorff Dennis C. Bottorff	Chairman	March 5, 2021

/s/ L. Earl Bentz L. Earl Bentz	Director	March 5, 2021

/s/ Jeffrey L. Cunningham Jeffrey L. Cunningham /s/ Sam B. DeVane Sam B. DeVane	Vice Chair Director	March 5, 2021 March 5, 2021

/s/ Thomas R. Flynn Thomas R. Flynn	Director	March 5, 2021

/s/ Louis A. Green III Louis A. Green III /s/ Valora S. Gurganious Valora S. Gurganious /s/ Myra NanDora Jenne Myra NanDora Jenne	Director Director Director	March 5, 2021 March 5, 2021 March 5, 2021

/s/ Joelle J. Phillips	Director	March 5, 2021
Joelle J. Phillips

/s/ Dale W. Polley Dale W. Polley	Vice Chair	March 5, 2021

/s/ Stephen B. Smith Stephen B. Smith	Director	March 5, 2021

/s/ James S. Turner, Jr. James S. Turner, Jr.	Director	March 5, 2021

/s/ Toby S. Wilt Toby S. Wilt	Director	March 5, 2021