Form 10-Q
period 2021-03-31
CapStar Financial Holdings, Inc.
filed 2021-05-06
CIK 1676479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2021
Common Stock, par value $1.00 per share	22,094,638

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

The foregoing factors should not be construed as exhaustive and should be read in conjunction with the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the “2020 Form 10-K”) and in future reports that we file with the Securities and Exchange Commission.  If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this Report, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law.  New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except share data)

	March 31, 2021
	(unaudited)	December 31, 2020
Assets
Cash and due from banks	$49,696	$49,980
Interest-bearing deposits in financial institutions	340,869	227,459
Total cash and cash equivalents	390,565	277,439
Securities available-for-sale, at fair value	474,788	486,215
Securities held-to-maturity, fair value of $2,484 and $2,504 at March 31, 2021 and December 31, 2020, respectively	2,401	2,407
Loans held for sale, includes $96,228 and $97,303 measured at fair value at March 31, 2021 and December 31, 2020, respectively	162,269	179,669
Loans	1,941,078	1,891,019
Less allowance for loan losses	(23,877)	(23,245)
Loans, net	1,917,201	1,867,774
Premises and equipment, net	26,423	26,689
Restricted equity securities	14,993	15,562
Accrued interest receivable	8,567	8,771
Goodwill	41,068	41,068
Core deposit intangible, net	8,122	8,630
Other real estate owned, net	523	523
Other assets	103,537	72,259
Total assets	$3,150,457	$2,987,006
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$711,606	$662,934
Interest-bearing	1,018,960	844,101
Savings and money market accounts	578,446	591,438
Time	442,189	469,528
Total deposits	2,751,201	2,568,001
Federal Home Loan Bank advances	—	10,000
Subordinated notes	29,455	29,423
Other liabilities	25,857	36,096
Total liabilities	2,806,513	2,643,520
Shareholders’ equity:
Common stock, voting, $1 par value; 25,000,000 shares authorized; 22,089,873 and 21,988,803 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	22,090	21,989
Additional paid-in capital	246,735	246,890
Retained earnings	76,816	66,879
Accumulated other comprehensive (loss) income, net of tax	(1,697)	7,728
Total shareholders’ equity	343,944	343,486
Total liabilities and shareholders’ equity	$3,150,457	$2,987,006

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Income (Unaudited)

(Dollars in thousands, except share data)

	Three Months Ended
	March 31,
	2021	2020
Interest income:
Loans, including fees	$22,014	$19,738
Securities:
Taxable	1,596	1,174
Tax-exempt	373	321
Restricted equity securities	161	142
Interest-bearing deposits in financial institutions	134	363
Total interest income	24,278	21,738
Interest expense:
Interest-bearing deposits	446	1,901
Savings and money market accounts	313	1,551
Time deposits	931	1,481
Federal Home Loan Bank advances	12	144
Subordinated notes	394	—
Total interest expense	2,096	5,077
Net interest income	22,182	16,661
Provision for loan losses	650	7,553
Net interest income after provision for loan losses	21,532	9,108
Noninterest income:
Deposit service charges	1,102	775
Interchange and debit card transaction fees	1,092	724
Mortgage banking	4,716	2,253
Tri-Net	1,143	599
Wealth management	459	407
SBA lending	492	35
Net gain on sale of securities	26	27
Other noninterest income	984	1,054
Total noninterest income	10,014	5,874
Noninterest expense:
Salaries and employee benefits	9,427	8,002
Data processing and software	2,827	1,864
Occupancy	1,108	820
Equipment	899	751
Professional services	704	636
Regulatory fees	257	163
Acquisition related expenses	67	290
Amortization of intangibles	508	386
Other operating	1,616	1,299
Total noninterest expense	17,413	14,211
Income before income taxes	14,133	771
Income tax expense (benefit)	3,103	(575)
Net income	$11,030	$1,346
Per share information:
Basic net income per share of common stock	$0.50	$0.07
Diluted net income per share of common stock	$0.50	$0.07
Weighted average shares outstanding:
Basic	22,045,501	18,392,913
Diluted	22,076,600	18,443,725

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2021	2020
Net income	$11,030	$1,346
Other comprehensive income (loss):
Unrealized (losses) gains on securities available-for-sale:
Unrealized (losses) gains arising during the period	(12,708)	4,203
Reclassification adjustment for gains included in net income	(26)	(27)
Tax effect	3,309	(1,021)
Net of tax	(9,425)	3,155
Unrealized losses on cash flow hedges:
Reclassification adjustment for losses included in net income	—	253
Tax effect	—	—
Net of tax	—	253
Other comprehensive (loss) income	(9,425)	3,408
Comprehensive income	$1,605	$4,754

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands, except share data)

	Common Stock, voting		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	capital	earnings	income (loss)	equity
Balance December 31, 2019	18,361,922	$18,362	$207,083	$46,218	$1,383	$273,046
Net issuance of restricted common stock	73,098	73	(196)	—	—	(123)
Stock-based compensation expense	—	—	360	—	—	360
Net exercise of common stock options	20,582	21	85	—	—	106
Repurchase of common stock	(147,800)	(148)	(1,289)	—	—	(1,437)
Common stock dividends declared ($0.05 per share)	—	—	—	(916)	—	(916)
Net income	—	—	—	1,346	—	1,346
Other comprehensive income	—	—	—	—	3,408	3,408
Balance March 31, 2020	18,307,802	$18,308	$206,043	$46,648	$4,791	$275,790

Balance December 31, 2020	21,988,803	$21,989	$246,890	$66,879	$7,728	$343,486
Net issuance of restricted common stock	117,962	118	(216)	—	—	(98)
Stock-based compensation expense	—	—	349	—	—	349
Net exercise of common stock options	1,039	1	(1)	—	—	—
Repurchase of common stock	(17,931)	(18)	(287)	—	—	(305)
Common stock dividends declared ($0.05 per share)	—	—	—	(1,093)	—	(1,093)
Net income	—	—	—	11,030	—	11,030
Other comprehensive loss	—	—	—	—	(9,425)	(9,425)
Balance March 31, 2021	22,089,873	$22,090	$246,735	$76,816	$(1,697)	$343,944

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(Dollars in thousands)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net income	$11,030	$1,346
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	650	7,553
Accretion of discounts on acquired loans and deferred fees	(1,703)	(297)
Depreciation and amortization	867	681
Net amortization of premiums on investment securities	580	180
Net gain on sale of securities	(26)	(27)
Mortgage banking	(4,716)	(2,253)
Tri-Net	(1,143)	(599)
SBA lending	(492)	(35)
Net gain on sale of other real estate owned	(29)	(37)
Stock-based compensation	349	360
Deferred income tax expense (benefit)	3	(2,692)
Origination of loans held for sale	(315,112)	(226,109)
Proceeds from loans held for sale	338,371	210,246
Cash payments arising from operating leases	(521)	(462)
Amortization of debt issuance expense	32	—
Net decrease (increase) in accrued interest receivable and other assets	3,744	(741)
Net increase in accrued interest payable and other liabilities	(10,239)	(1,365)
Net cash provided by (used in) operating activities	21,645	(14,251)
Cash flows from investing activities:
Activities in securities available-for-sale:
Purchases	(25,301)	(17,302)
Sales	—	6,043
Maturities, prepayments and calls	23,446	9,205
Net redemption of restricted equity securities	569	116
Net increase in loans	(49,739)	(26,515)
Purchase of premises and equipment	(84)	(8)
Purchases of bank owned life insurance	(31,000)	—
Proceeds from sale of other real estate	1,886	1,005
Net cash used in investing activities	(80,223)	(27,456)
Cash flows from financing activities:
Net increase in deposits	183,200	34,258
Proceeds from Federal Home Loan Bank advances	—	680,000
Payments on Federal Home Loan Bank advances	(10,000)	(680,000)
Repurchase of common stock	(305)	(1,437)
Exercise of common stock options and warrants, net of repurchase of restricted shares	(98)	(17)
Common stock dividends paid	(1,093)	(916)
Net cash provided by financing activities	171,704	31,888
Net increase (decrease) in cash and cash equivalents	113,126	(9,819)
Cash and cash equivalents at beginning of period	277,439	101,269
Cash and cash equivalents at end of period	$390,565	$91,450
Supplemental disclosures of cash paid:
Interest paid	$1,808	$5,189
Income taxes	248	1,676
Supplemental disclosures of noncash transactions:
Transfer of loans to other real estate	$1,857	$71
Loans charged off to the allowance for loan losses	62	172
Unrealized (losses) gains on securities available for sale	(9,425)	3,155

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the period ended March 31, 2021 include CapStar Financial Holdings, Inc. and its wholly owned subsidiary, CapStar Bank (the “Bank”, together referred to as the “Company”). Significant intercompany transactions and accounts are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all information and footnotes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes appearing in the 2020 Form 10-K.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, determination of impairment of intangible assets, including goodwill, the valuation of our investment portfolio, deferred tax assets and estimated liabilities.  There have been no significant changes to the Company’s critical accounting policies as disclosed in the 2020 Form 10-K.

Subsequent Events

Accounting Standards Codification (“ASC”) 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated all significant events or transactions that occurred after March 31, 2021 through the date of the issued financial statements and determined that no events required disclosure.

NOTE 2 – SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2021 and December 31, 2020 are summarized as follows (in thousands):

	March 31, 2021				December 31, 2020
	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value
Securities available-for-sale:
U. S. government agency securities	$12,808	$98	$(115)	$12,791	$16,158	$258	$(25)	$16,391
State and municipal securities	86,010	1,871	(1,450)	86,431	89,081	2,928	(81)	91,928
Mortgage-backed securities	331,860	3,378	(9,010)	326,228	332,014	4,892	(543)	336,363
Asset-backed securities	3,325	15	—	3,340	3,325	—	(132)	3,193
Other debt securities	45,490	772	(264)	45,998	37,608	819	(87)	38,340
Total	$479,493	$6,134	$(10,839)	$474,788	$478,186	$8,897	$(868)	$486,215
Securities held-to-maturity:
State and municipal securities	$2,401	$83	$—	$2,484	$2,407	$97	$—	$2,504
Total	$2,401	$83	$—	$2,484	$2,407	$97	$—	$2,504

Security fair values are established by an independent pricing service as of the dates indicated. The difference between amortized cost and fair value reflects current interest rates and represents the potential gain (loss) had the portfolio been liquidated on those dates. Security gains (losses) are realized only in the event of dispositions prior to maturity or other-than-temporary impairment. Securities with unrealized losses as of March 31, 2021 and December 31, 2020, and the length of time they were in continuous loss positions as of such dates are as follows (in thousands):

	Less than 12 months		12 months or more		Total
March 31, 2021	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
U. S. government agency securities	$6,249	$(115)	$—	$—	$6,249	$(115)
State and municipal securities	43,894	(1,450)	—	—	43,894	(1,450)
Mortgage-backed securities	223,788	(8,946)	1,398	(64)	225,186	(9,010)
Asset-backed securities	—	—	—	—	—	—
Other debt securities	16,737	(189)	1,925	(75)	18,662	(264)
Total temporarily impaired securities	$290,668	$(10,700)	$3,323	$(139)	$293,991	$(10,839)

December 31, 2020
U. S. government agency securities	$1,989	$(25)	$—	$—	$1,989	$(25)
State and municipal securities	10,463	(81)	—	—	10,463	(81)
Mortgage-backed securities	100,291	(479)	1,449	(64)	101,740	(543)
Asset-backed securities	—	—	3,193	(132)	3,193	(132)
Other debt securities	6,103	(87)	—	—	6,103	(87)
Total temporarily impaired securities	$118,846	$(672)	$4,642	$(196)	$123,488	$(868)

As noted in the table above, as of March 31, 2021, the Company had gross unrealized losses of $10.8 million in its investment securities portfolio. The unrealized losses associated with these investment securities are driven by changes in interest rates and are recorded as a component of equity. These investment securities will continue to be monitored as a part of our ongoing impairment analysis. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. If a shortfall in future cash flows is identified, a credit loss will be deemed to have occurred and will be recognized as a charge to earnings and a new cost basis for the security will be established.

Since the Company currently does not intend to sell any investment securities that have an unrealized loss at March 31, 2021, and it is not likely that we will be required to sell these investment securities before recovery of their amortized cost bases, which may be at maturity, we do not consider these securities to be other-than-temporarily impaired at March 31, 2021.

Securities with a market value of $193.5 million at March 31, 2021 were pledged to collateralize public deposits, derivative positions and Federal Home Loan Bank advances.

Results from sales, maturities, prepayments and calls of securities were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2021	March 30, 2020
Proceeds	$23,446	$15,248
Gross gains	26	35
Gross losses	-	(8)

The amortized cost and fair value of securities at March 31, 2021, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in less than one year	$13,415	$13,481	$600	$605
Due one to five years	47,945	48,915	1,801	1,879
Due five to ten years	70,499	71,165	—	—
Due beyond ten years	12,449	11,659	—	—
Mortgage-backed securities	331,860	326,228	—	—
Asset-backed securities	3,325	3,340	—	—
Total	$479,493	$474,788	$2,401	$2,484

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the loan portfolio as of March 31, 2021 and December 31, 2020 follows (in thousands):

	March 31, 2021	December 31, 2020
Commercial real estate	$703,010	$643,832
Consumer real estate	336,496	343,791
Construction and land development	170,965	174,859
Commercial and industrial	619,287	630,775
Consumer	45,481	44,279
Other	65,839	53,483
Total	1,941,078	1,891,019
Allowance for loan losses	(23,877)	(23,245)
Total loans, net	$1,917,201	$1,867,774

Payroll Protection Program Loans

In 2020, the CARES Act created a new guaranteed, unsecured loan program under the SBA called the Payroll Protection Program (“PPP”), which the Company participates in, to fund operational costs of eligible businesses, organizations and self-employed persons during the pandemic period. The SBA has guaranteed 100% of the amounts loaned under the PPP by lenders to eligible small businesses. One of the notable features of the PPP is that borrowers are eligible for loan forgiveness if certain conditions are met related to retaining staff and if loan amounts are used to cover eligible expenses, such as payroll, mortgage interest, rents and utilities payments. These loans have a two to five year term and will earn interest at a rate of 1%. The Company assisted customers with applications for resources through the program and has funded an additional 665 loans or approximately $70.5 million in PPP loans for the period ended March 31, 2021. As of March 31, 2021, the outstanding balance of loans originated under the PPP totaled $210.8 million and was included in commercial and industrial loans.

Additionally, PPP borrowers are not required to pay any fees to the government or the lender and the loans may be repaid by the borrower at any time. The SBA, however, will pay lenders a processing fee based on the size of the PPP loan, ranging from 1% to 5% of the loan. Unamortized fees associated with PPP loans included in total loans were $5.3 million as of March 31, 2021. These fees are deferred and amortized over the life of the loan. PPP fees recognized as income totaled $1.8 million for the period ended March 31, 2021.

Allowance for Loan Losses

The adequacy of the allowance for loan losses (“ALL”) is assessed at the end of each quarter. The ALL includes a specific component related to loans that are individually evaluated for impairment and a general component related to loans that are segregated into homogenous pools and collectively evaluated for impairment.  The ALL factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics, which are adjusted by management to reflect current events, trends, and conditions. The adjustments include consideration of the following:  changes in lending policies and procedures, economic conditions, nature and volume of the portfolio, experience of lending management, volume and severity of past due loans, quality of the loan review system, value of underlying collateral for collateral dependent loans, concentrations, and other external factors. The Company’s evaluation of other external factors included consideration of the novel coronavirus (“COVID-19”) global pandemic and the resulting impact on the Company’s loan portfolio as of March 31, 2021, which is largely uncertain due to rapidly evolving conditions.

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

Loans not falling into the criteria above are considered to be pass-rated loans. The Company utilizes six loan grades within the pass risk rating.

The following tables provides the risk category of loans by applicable class of loans as of March 31, 2021 and December 31, 2020 (in thousands):

March 31, 2021	Pass	Special Mention	Substandard	Doubtful	Total Impaired Loans	Total
Commercial real estate	$662,163	$31,305	$2,871	$—	$1,190	$697,529
Consumer real estate	317,909	497	969	—	1,157	320,532
Construction and land development	167,522	3,027	12	—	99	170,660
Commercial and industrial	578,454	13,260	24,634	—	166	616,514
Consumer	43,291	3	30	25	6	43,355
Other	65,386	—	27	—	—	65,413
Purchased credit impaired	21,522	—	5,398	155	—	27,075
Total	$1,856,247	$48,092	$33,941	$180	$2,618	$1,941,078

December 31, 2020
Commercial real estate	$601,133	$33,046	$2,933	$—	$1,179	$638,291
Consumer real estate	323,072	1,375	1,122	—	1,707	327,276
Construction and land development	169,315	5,153	19	—	102	174,589
Commercial and industrial	576,096	25,855	25,666	—	168	627,785
Consumer	41,640	4	18	2	7	41,671
Other	52,949	—	66	—	—	53,015
Purchased credit impaired	23,899	—	4,412	81	—	28,392
Total	$1,788,104	$65,433	$34,236	$83	$3,163	$1,891,019

The following table details the changes in the ALL for the three months ended March 31, 2021 and 2020 (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Three Months Ended March 31, 2021
Balance, beginning of period	$7,349	$1,831	$3,476	$9,708	$305	$576	$23,245
Charged-off loans	—	—	—	—	(26)	(36)	(62)
Recoveries	10	3	—	1	19	11	44
Provision for loan losses	329	(155)	(113)	503	35	51	650
Balance, end of period	$7,688	$1,679	$3,363	$10,212	$333	$602	$23,877

Three Months Ended March 31, 2020
Balance, beginning of period	$3,599	$1,231	$2,058	$5,074	$222	$420	$12,604
Charged-off loans	(3)	—	—	(88)	(27)	(54)	(172)
Recoveries	—	2	—	102	19	6	129
Provision for loan losses	587	180	412	6,311	20	43	7,553
Balance, end of period	$4,183	$1,413	$2,470	$11,399	$234	$415	$20,114

A breakdown of the ALL and the loan portfolio by loan category at March 31, 2021 and December 31, 2020 follows (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
March 31, 2021
Allowance for Loan Losses:
Collectively evaluated for impairment	$7,688	$1,679	$3,300	$10,211	$333	$602	$23,813
Individually evaluated for impairment	—	—	63	1	—	—	64
Purchased credit impaired	—	—	—	—	—	—	—
Balances, end of period	$7,688	$1,679	$3,363	$10,212	$333	$602	$23,877
Loans:
Collectively evaluated for impairment	$696,339	$319,375	$170,561	$616,348	$43,349	$65,413	$1,911,385
Individually evaluated for impairment	1,190	1,157	99	166	6	—	2,618
Purchased credit impaired	5,481	15,964	305	2,773	2,126	426	27,075
Balances, end of period	$703,010	$336,496	$170,965	$619,287	$45,481	$65,839	$1,941,078

December 31, 2020
Allowance for Loan Losses:
Collectively evaluated for impairment	$7,349	1,831	3,410	9,708	305	576	$23,179
Individually evaluated for impairment	—	—	66	—	—	—	66
Purchased credit impaired	—	—	—	—	—	—	—
Balances, end of period	$7,349	$1,831	$3,476	$9,708	$305	$576	$23,245
Loans:
Collectively evaluated for impairment	$637,112	$325,569	$174,487	$627,617	$41,664	$53,015	$1,859,464
Individually evaluated for impairment	1,179	1,707	102	168	7	—	3,163
Purchased credit impaired	5,541	16,515	270	2,990	2,608	468	28,392
Balances, end of period	$643,832	$343,791	$174,859	$630,775	$44,279	$53,483	$1,891,019

The following table presents the allocation of the ALL for each respective loan category with the corresponding percentage of the ALL in each category to total loans, net of deferred fees as of March 31, 2021 and December 31, 2020 (dollars in thousands). PPP loans included in commercial and industrial loans in the below table do not have a corresponding ALL as they are fully guaranteed by the SBA:

	March 31, 2021		December 31, 2020
	Amount	Percent of total loans	Amount	Percent of total loans
Commercial real estate	$7,688	0.40%	$7,349	0.39%
Consumer real estate	1,679	0.09	1,831	0.10
Construction and land development	3,363	0.17	3,476	0.18
Commercial and industrial	10,212	0.52	9,708	0.51
Consumer	333	0.02	305	0.02
Other	602	0.03	576	0.03
Total allowance for loan losses	$23,877	1.23%	$23,245	1.23%

The following table presents the Company’s impaired loans that were evaluated for specific loss allowance, excluding purchased credit impaired (“PCI”) loans, as of March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021			December 31, 2020
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial real estate	$1,190	$1,176	$—	$1,179	$1,176	$—
Consumer real estate	1,157	1,163	—	1,707	1,608	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	65	64	—	168	457	—
Consumer	6	6	—	7	7	—
Other	—	—	—	—	—	—
Subtotal	2,418	2,409	—	3,061	3,248	—
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—
Consumer real estate	—	—	—	—	—	—
Construction and land development	99	104	63	102	102	66
Commercial and industrial	101	390	1	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	200	494	64	102	102	66
Total	$2,618	$2,903	$64	$3,163	$3,350	$66

The following presents information related to the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2021		March 31, 2020
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate	$1,185	$16	$2,044	$31
Consumer real estate	1,946	1	1,004	10
Construction and land development		—	3	—
Commercial and industrial	65	—	1,191	52
Consumer	7	—	20	1
Other	—	—	—	—
Subtotal	3,203	17	4,262	94
With an allowance recorded:
Commercial real estate	—	—	—	—
Consumer real estate	—	—	—	—
Construction and land development	100	—	110	—
Commercial and industrial	101	—	3,349	32
Consumer	—	—	—	—
Other	—	—	—	—
Subtotal	201	—	3,459	32
Total	$3,404	$17	$7,721	$126

There was no interest income recognized on a cash basis for impaired loans during the three months ended March 31, 2021 or 2020.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2021 and December 31, 2020 by class of loans (in thousands):

	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
March 31, 2021
Commercial real estate	$216	$—	$1,176	$1,392	$696,137	$697,529
Consumer real estate	1,482	301	487	2,270	318,262	320,532
Construction and land development	—	—	13	13	170,647	170,660
Commercial and industrial	850	3	400	1,253	615,261	616,514
Consumer	143	44	30	217	43,138	43,355
Other	63	81	—	144	65,269	65,413
Purchased credit impaired	1,712	816	613	3,141	23,934	27,075
Total	$4,466	$1,245	$2,719	$8,430	$1,932,648	$1,941,078

December 31, 2020
Commercial real estate	$409	$—	$1,176	$1,585	$636,706	$638,291
Consumer real estate	6,084	1,596	687	8,367	318,909	327,276
Construction and land development	2,670	745	—	3,415	171,174	174,589
Commercial and industrial	1,734	38	1,595	3,367	624,418	627,785
Consumer	270	40	7	317	41,354	41,671
Other	252	38	—	290	52,725	53,015
Purchased credit impaired	1,372	1,554	901	3,827	24,565	28,392
Total	$12,791	$4,011	$4,366	$21,168	$1,869,851	$1,891,019

The following table presents the recorded investment in non-accrual loans, past due loans over 89 days and accruing and troubled debt restructurings (“TDR”) by class of loans as of March 31, 2021 and December 31, 2020 (in thousands):

	Non-Accrual	Past Due Over 89 Days and Accruing	Troubled Debt Restructurings
March 31, 2021
Commercial real estate	$125	$1,176	$1,176
Consumer real estate	1,296	166	673
Construction and land development	104	13	—
Commercial and industrial	466	10	64
Consumer	39	1	—
Other	—	—	—
Purchased credit impaired	3,325	108	—
Total	$5,355	$1,474	$1,913

December 31, 2020
Commercial real estate	$130	$1,176	$1,928
Consumer real estate	1,821	342	—
Construction and land development	107	—	—
Commercial and industrial	470	1,205	—
Consumer	9	5	—
Other	—	—	—
Purchased credit impaired	2,279	567	—
Total	$4,816	$3,295	$1,928

As of March 31, 2021 and December 31, 2020, all loans classified as nonperforming were deemed to be impaired.

As of March 31, 2021 and December 31, 2020, the Company had a recorded investment in TDR of $1.9 million.  The Company had no specific allowance for those loans at March 31, 2021 or December 31, 2020 and there were no commitments to lend additional amounts.  Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties.  In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification.  This evaluation is performed under the Bank’s loan policy.  Loans accounted for as TDR are individually evaluated for impairment. In accordance with interagency guidance, short term deferrals granted due to the COVID-19 pandemic are not considered TDR unless the borrower was experiencing financial difficulty prior to the pandemic.

There were no new TDR identified during the three months ended March 21, 2021 or 2020. There were no TDR for which there was a payment default within twelve months following the modification during the three months ended March 31, 2021 or 2020.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

Purchased Credit Impaired Loans

The following table presents changes in the carrying value of PCI loans for the three months ended March 31, 2021 (in thousands):

Three Months Ended
March 31, 2021
Balance at beginning of period	$28,392
Change due to payments received and accretion	(1,317)
Balance at end of period	$27,075

The following table presents changes in the accretable yield for PCI loans for the three months ended March 31, 2021 (in thousands):

Three Months Ended
March 31, 2021
Balance at beginning of period	$4,068
Accretion	(392)
Balance at end of period	$3,676

PCI loans had no impact on the ALL for the three months ended March 31, 2021.

NOTE 4 – PREMISES AND EQUIPMENT

The Company leases certain premises and equipment under operating leases.  At March 31, 2021, the Company had lease liabilities totaling $11.6 million and right-of-use assets totaling $10.8 million related to these leases.  Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively.  At March 31, 2021, the weighted average remaining lease term for operating leases was 9.5 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.41%.

Lease costs were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2021	March 31, 2020
Operating lease cost	$563	$478
Short-term lease cost	—	—
Variable least cost	—	—
Total lease cost	$563	$478

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the three months ended March 31, 2021 or 2020.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows (in thousands):

March 31, 2021
Lease payments due:
2021	$1,297
2022	1,605
2023	1,558
2024	1,266
2025	1,234
2026 and thereafter	6,581
Total undiscounted cash flows	13,541
Discount on cash flows	(1,931)
Total lease liability	$11,610

NOTE 5 – SHORT TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

The Company had no outstanding advances as of March 31, 2021 compared to $10 million as of  December 31, 2020.

Advances from the FHLB are collateralized by investment securities with a market value of $2.3 million, FHLB stock and certain commercial and residential real estate mortgage loans totaling $860.6 million under a blanket mortgage collateral agreement. At March 31, 2021, the amount of available credit from the FHLB totaled $471.8 million.

Subordinated Notes

The Company issued $30.0 million of fixed-to-floating rate subordinated notes during the third quarter of 2020, which were recorded net of issuance costs of $0.6 million, that mature June 30, 2030. Beginning on or after June 30, 2025, the Company may redeem the notes, in whole or in part, at their principal amount plus any accrued and unpaid interest. The notes have a fixed interest rate of 5.25% per annum for the first five years.  Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate (which is expected to be Three-Month Term SOFR) plus 513 basis points. The carrying value of subordinated notes was $29.5 million at March 31, 2021 and $29.4 million at December 31, 2020.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods ended March 31, 2021 and 2020 (in thousands):

		Unrealized Gains
	Gains and	and Losses
	Losses on	on Available
	Cash Flow	for Sale
	Hedges	Securities	Total
Three Months Ended March 31, 2021
Beginning balance	$—	$7,728	$7,728
Other comprehensive loss before reclassification, net of tax	—	(9,406)	(9,406)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(19)	(19)
Net current period other comprehensive loss	—	(9,425)	(9,425)
Ending Balance	$—	$(1,697)	$(1,697)

Three Months Ended March 31, 2020
Beginning balance	$(2,679)	$4,062	$1,383
Other comprehensive income before reclassification, net of tax	—	3,175	3,175
Amounts reclassified from accumulated other comprehensive income, net of tax	253	(20)	233
Net current period other comprehensive income	253	3,155	3,408
Ending Balance	$(2,426)	$7,217	$4,791

The following amounts were reclassified out of each component of accumulated other comprehensive income (loss) for the periods ended March 31, 2021 and 2020 (in thousands):

			Affected Line Item
Details about Accumulated Other	Three Months Ended March 31,		in the Statement Where
Comprehensive Income (Loss) Components	2021	2020	Net Income is Presented
Realized losses on cash flow hedges	$—	$(201)	Interest expense - money market accounts
	—	(52)	Interest expense - Federal Home Loan Bank advances
	—	—	Income tax benefit (expense)
	$—	$(253)	Net of tax
Realized gains on available- for-sale securities	$26	$27	Net gain on sale of securities
	(7)	(7)	Income tax expense
	$19	$20	Net of tax

NOTE 7 – INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2021 was 22.0% compared to -74.6% for the three months ended March 31, 2020.

The effective tax rate for the three months ended March 31, 2021 compared favorably to the statutory federal rate of 21% and Tennessee excise tax rate of 6.5% primarily due to investments in qualified municipal securities, company owned life insurance, tax benefits of CapStar Bank’s real estate investment trust subsidiary, and tax benefits associated with share-based compensation, net of the effect of certain non-deductible expenses.

The increase in the effective tax rate from the three months ended March 31, 2020 is largely the result of the impact of the provisions under the CARES Act, which were effective for 2020. The CARES Act permitted NOL’s arising in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back five taxable years. This enabled us to carry back losses incurred during the taxable year 2018 to prior years with a higher statutory tax rate, creating a permanent tax rate benefit. As a result, we recorded an income tax benefit of $0.8 million related to the permanent tax rate benefit during the first quarter of 2020.

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

The following table sets forth outstanding financial instruments whose contract amounts represent credit risk as of March 31, 2021 and December 31, 2020 (in thousands):

	Contract or notional amount
	March 31, 2021	December 31, 2020
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$800,654	$804,520
Standby letters of credit	10,343	10,403
Total	$810,997	$814,923

The Company is party to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims as of March 31, 2021, will not have a material impact on the financial statements of the Company.

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

Interest Rate Swaps Designated as Cash Flow Hedges

There were no interest rate swaps designated as cash flow hedges as of March 31, 2021 and December 31, 2020. The Company previously terminated an interest rate swap during 2019, which resulted in a termination fee of $1.5 million which continued to be amortized as the corresponding hedged items, consisting of LIBOR-based brokered deposits and FHLB borrowings, were expected to remain outstanding until the initial maturities of the terminated swaps.  However, during the year ended December 31, 2020, it was determined that in light of the Company’s surplus liquidity position this funding was expected to be terminated at the next renewal date and thus the previously terminated interest rate swaps which had been designated as cash flow hedges were no longer deemed effective, therefore, remaining unrealized losses of $1.9 million included in accumulated other comprehensive income were recognized in net income. There are no unrealized gains or losses in accumulated other comprehensive income as of March 31, 2021.

Other Interest Rate Swaps

The Company enters into swaps to facilitate customer transactions and meet their financing needs.  Upon entering into these transactions the Company enters into offsetting positions with large U.S. financial institutions in order to minimize market risk to the Company. A summary of the Company’s customer related interest rate swaps was as follows (in thousands):

	March 31, 2021		December 31, 2020
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$64,371	$(2,620)	$59,946	$(2,740)
Pay variable/receive fixed swaps	64,371	2,620	59,946	2,740
Total	$128,742	$—	$119,892	$—

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

The net (losses) gains relating to mortgage banking derivative instruments included in mortgage banking income were as follows (dollars in thousands):

Three Months Ended
March 31, 2021
Mortgage loan interest rate lock commitments	$(1,805)
Mortgage-backed securities forward sales commitments	1,081
Total	$(724)

The amount and fair value of mortgage banking derivatives included in the consolidated balance sheets were as follows (dollars in thousands):

	March 31, 2021		December 31, 2020
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Included in other assets:
Mortgage loan interest rate lock commitments	$115,528	$802	$88,303	$2,607
Mortgage-backed securities forward sales commitments	132,500	455	—	—
Included in other liabilities:
Mortgage-backed securities forward sales commitments	$—	$—	$87,000	$(626)

NOTE 10 – STOCK OPTIONS AND RESTRICTED SHARES

During 2008, the board of directors of the Bank approved the CapStar Bank 2008 Stock Incentive Plan. Following the formation of CapStar Financial Holdings, Inc. in 2016, and in connection with the Share Exchange, the outstanding awards of restricted stock and stock options under the CapStar Bank 2008 Stock Incentive Plan were exchanged for similar awards of restricted stock and stock options issued by CapStar Financial Holdings, Inc. under the CapStar Financial Holdings, Inc. Stock Incentive Plan (the “Plan”), which the board of directors adopted in 2016. The Stock Incentive Plan provides for the grant of stock-based incentives, including stock options, restricted stock units, performance awards and restricted stock, to employees, directors and service providers that are subject to forfeiture until vesting conditions have been satisfied by the award recipient under the terms of the award.  The Plan is intended to help align the interests of employees and our shareholders and reward our employees for improved Company performance.  The Plan reserved 1,569,475 shares of stock for issuance of stock incentives. Stock incentives include both restricted share and stock option grants.  During 2018, the board of directors approved the addition of 400,000 shares of stock for issuance of stock incentives under the Plan.  Total shares issuable under the plan were 119,350 at March 31, 2021.

The Company has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Stock-based compensation expense before income taxes	$349	$360
Less: deferred tax benefit	(91)	(94)
Reduction of net income	$258	$266

Restricted Shares, Restricted Stock Units, and Performance Stock Units

We grant time-vested restricted stock units and performance stock units to certain key employees and directors under our stock award plan. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. Those granted after January 1, 2021, vest ratably over a two or three-year vesting period depending on the specific award.

Performance stock units vest based upon the attainment of certain performance metrics over a three-year cumulative performance period. Certain of these awards are eligible to receive dividend equivalent shares. The grant date fair value of these awards was estimated using a Monte Carlo simulation. For awards based upon the achievement of the performance goals, the awards are earned ratably from 0% to 188%. If the performance goals are met at the end of the performance period, the award is adjusted to reflect the Company’s three-year total shareholder return (TSR) performance relative to a capital market peer group. This TSR modifier cannot cause the award to exceed the maximum of 188%.

The recipients have the right to vote and receive dividends but cannot sell, transfer, assign, pledge, hypothecate, or otherwise encumber the restricted stock until the shares have vested. A summary of the changes in the Company’s nonvested restricted shares for the three months ended March 31, 2021 follows:

		Weighted
		Average
	Restricted	Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at beginning of period	148,414	$14.39
Granted	127,599	14.75
Vested	(38,294)	15.56
Forfeited	(4,624)	15.01
Nonvested at end of period	233,095	$14.06

As of March 31, 2021, there was $2.8 million of unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of shares vested during the three months ended March 31, 2021 and 2020 was $0.6 million.

Stock Options

Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant.  Option awards generally have a three year vesting period and a ten year contractual term.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model.  There were no options granted in 2021 or 2020.

A summary of the activity in stock options for the three months ended March 31, 2021 follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at beginning of period	226,589	$11.73
Granted	—	—
Exercised	(5,000)	8.79
Forfeited or expired	—	—
Outstanding at end of period	221,589	$11.79	3.6
Fully vested and expected to vest	221,589	$11.79	3.6
Exercisable at end of period	188,255	$11.26	2.8

Information related to stock options during each year follows:

	2021	2020
Intrinsic value of options exercised	$34,700	$188,662
Cash received from option exercises	—	105,847
Tax benefit realized from option exercises	—	16,524
Weighted average fair value of options granted	—	—

As of March 31, 2021, there was $0.1 million of unrecognized compensation cost related to nonvested stock options granted under the Plan.  The cost is expected to be recognized over a weighted-average period of 1.1 years.

NOTE 11 – REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by the Federal Reserve and the Bank is also subject to the regulatory capital requirements of the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that could, in that event, have a material adverse effect on the institutions’ financial statements. The relevant regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting principles. The capital classifications of the Company and the Bank are also subject to qualitative judgments by their regulators about components, risk weightings, and other factors. Those qualitative judgments could also affect the capital status of the Company and the Bank and the amount of dividends the Company and the Bank may distribute. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of March 31, 2021, the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

The Company’s and the Bank’s capital amounts and ratios as of March 31, 2021 and December 31, 2020 are presented in the following table (dollars in thousands).

	Actual		Minimum capital requirement (1)		Minimum to be well-capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2021:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$349,413	16.29%	$171,591	8.0%	N/A	N/A
CapStar Bank	335,847	15.67	171,449	8.0	$214,312	10%
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	295,762	13.79	128,693	6.0	N/A	N/A
CapStar Bank	311,651	14.54	128,587	6.0	171,449	8.00
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	295,762	13.79	96,520	4.5	N/A	N/A
CapStar Bank	295,151	13.77	96,440	4.5	139,303	6.50
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	295,762	9.78	120,953	4.0	N/A	N/A
CapStar Bank	311,651	10.31	120,855	4.0	151,068	5.00

At December 31, 2020:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$338,426	16.03%	$168,910	8.0%	N/A	N/A
CapStar Bank	324,152	15.36	168,808	8.0	$211,010	10.0
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	285,439	13.52	126,682	6.0	N/A	N/A
CapStar Bank	300,588	14.25	126,606	6.0	168,808	8.0
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	285,439	13.52	95,012	4.5	N/A	N/A
CapStar Bank	284,088	13.46	94,954	4.5	137,156	6.5
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	285,439	9.60	118,877	4.0	N/A	N/A
CapStar Bank	300,588	10.12	118,780	4.0	148,476	5.0

(1)

For the calendar year 2021, the Company must maintain a capital conservation buffer of Tier 1 common equity capital in excess of minimum risk-based capital ratios by at least 2.5% to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

(2)

For the Company to be well-capitalized, the Bank must be well-capitalized and the Company must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve to meet and maintain a specific capital level for any capital measure.

NOTE 12 – EARNINGS PER SHARE

The following is a summary of the basic and diluted earnings per share calculation for the three months ended March 31, 2021 and 2020 (in thousands except share data):

	Three Months Ended
	March 31,
	2021	2020
Basic net income per share calculation:
Numerator – Net income	$11,030	$1,346
Denominator – Average common shares outstanding	22,045,501	18,392,913
Basic net income per share	$0.50	$0.07
Diluted net income per share calculation:
Numerator – Net income	$11,030	$1,346
Denominator – Average common shares outstanding	22,045,501	18,392,913
Dilutive shares contingently issuable	31,099	50,812
Average diluted common shares outstanding	22,076,600	18,443,725
Diluted net income per share	$0.50	$0.07

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

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Appraisals may be adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and/or management’s expertise and knowledge of the collateral. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly.  The Company had no other real estate owned carried at fair value at March 31, 2021 or December 31, 2020.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair value measurements at March 31, 2021
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. government-sponsored agencies	$12,791	$—	$12,791	$—
Obligations of states and political subdivisions	86,431	—	86,431	—
Mortgage-backed securities-residential	326,228	—	326,228	—
Asset-backed securities	3,340	—	3,340	—
Other debt securities	45,998	—	45,998	—
Loans held for sale	96,228	—	96,228	—
Derivative assets:
Non-hedging derivatives:
Interest rate swaps - customer related	2,620	—	2,620	—
Mortgage loan interest rate lock commitments	802	—	—	802
Mortgage-backed securities forward sales commitments	455	—	455	—
Liabilities:
Derivative liabilities:
Non-hedging derivatives:
Derivative Liabilities - customer related	(2,620)	—	(2,620)	—

	Fair value measurements at December 31, 2020
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. government-sponsored agencies	$16,391	$—	$16,391	$—
Obligations of states and political subdivisions	91,928	—	91,928	—
Mortgage-backed securities-residential	336,363	—	336,363	—
Asset-backed securities	3,193	—	3,193	—
Other debt securities	38,340	—	38,340	—
Loans held for sale	97,303	—	97,303	—
Derivative assets:
Non-hedging derivatives:
Interest rate swaps - customer related	2,740	—	2,740	—
Mortgage loan interest rate lock commitments	2,607	—	—	2,607
Liabilities:
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps - customer related	(2,740)	—	(2,740)	—
Mortgage-backed securities forward sales commitments	(626)	—	(626)	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Mortgage Loan Interest Rate
	Lock Commitments
	2021	2020

Balance of recurring Level 3 assets at January 1st	$2,607	$648
Total gains or losses for the period:
Included in mortgage banking income	(1,805)	1,192
Balance of recurring Level 3 assets at March 31st	$802	$1,840

The following table presents quantitative information about recurring Level 3 fair value measurements (dollars in thousands):

				Range
	Fair	Valuation		(Weighted-
March 31, 2021	Value	Technique(s)	Unobservable Input(s)	Average)
Assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	$802	Consensus pricing	Origination pull-through rate	61% - 99% (82%)

				Range
	Fair	Valuation		(Weighted-
December 31, 2020	Value	Technique(s)	Unobservable Input(s)	Average)
Assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	$2,607	Consensus pricing	Origination pull-through rate	54% - 91% (74%)

Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

Fair value measurements at March 31, 2021
Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(level 1)	(level 2)	(level 3)
Assets:
Impaired loans:
Construction and land development	$36	—	—	36
Commercial and industrial	100	—	—	100

Fair value measurements at December 31, 2020
Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(level 1)	(level 2)	(level 3)
Assets:
Impaired loans:
Construction and land development	$36	—	—	36

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis (dollars in thousands):

				Range
	Fair	Valuation		(Weighted-
March 31, 2021	Value	Technique(s)	Unobservable Input(s)	Average)
Impaired loans:
Construction and land development	$36	Sales Comparison approach	Appraisal discounts	10%
Commercial and industrial	100	Sales Comparison approach	Appraisal discounts	10

				Range
	Fair	Valuation		(Weighted-
December 31, 2020	Value	Technique(s)	Unobservable Input(s)	Average)
Impaired loans:
Construction and land development	$36	Sales Comparison approach	Appraisal discounts	10%

Fair Value of Financial Instruments

The carrying value and estimated fair values of the Bank’s financial instruments at March 31, 2021 and December 31, 2020 were as follows (in thousands):

	March 31, 2021		December 31, 2020
	Carrying		Carrying		Fair value
	amount	Fair value	amount	Fair value	level of input
Financial assets:
Cash and due from banks, interest-bearing deposits in financial institutions	$390,565	$390,565	$277,439	$277,439	Level 1
Federal funds sold	—	—	—	—	Level 1
Securities available-for-sale	474,788	474,788	486,215	486,215	Level 2
Securities held-to-maturity	2,401	2,484	2,407	2,504	Level 2
Loans held for sale	162,269	163,424	179,669	180,698	Level 2
Restricted equity securities	14,993	N/A	15,562	N/A	N/A
Loans	1,941,078	1,942,243	1,891,019	1,900,647	Level 3
Accrued interest receivable	8,567	8,567	8,771	8,771	Level 2
Other assets	77,575	77,575	46,381	46,381	Level 2 / Level 3
Financial liabilities:
Deposits	2,751,201	2,610,400	2,568,001	2,472,860	Level 3
Federal Home Loan Bank advances and other borrowings	29,455	30,800	39,423	41,400	Level 2
Other liabilities	3,502	3,502	3,334	3,334	Level 3

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

(a)	Cash and Due from Banks, Interest-Bearing Deposits in Financial Institutions

For these short‑term instruments, the carrying amount is a reasonable estimate of fair value.

(b)	Restricted Equity Securities

It is not practical to determine the fair value of restricted securities due to restrictions placed on their transferability.

(c)	Loans

The fair value of loans was measured using an exit price notion. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

(d)	Accrued Interest Receivable

The carrying amounts of accrued interest approximate fair value.

(e)	Other Assets

Included in other assets are bank owned life insurance and certain interest rate swap agreements. The fair values of interest rate swap agreements are based on independent pricing services that utilize pricing models with observable market inputs. For bank owned life insurance, the carrying amount is based on the cash surrender value and is a reasonable estimate of fair value.

(f)	Deposits

The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated by discounted cash flow models, using current market interest rates offered on certificates with similar remaining maturities.

(g)	Federal Home Loan Bank Advances and Subordinated Debt

The fair value of fixed rate Federal Home Loan Bank Advances and subordinated notes is estimated using discounted cash flow models, using current market interest rates offered on certificates, advances and other borrowings with similar remaining maturities.

(h)	Other Liabilities

Included in other liabilities are accrued interest payable and certain interest rate swap agreements. The fair values of interest rate swap agreements are based on independent pricing services that utilize pricing models with observable market inputs. The carrying amounts of accrued interest approximate fair value.

(i)	Off-Balance Sheet Instruments

Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing.  The fair value of commitments is not material.

(j)	Limitations

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our financial condition at March 31, 2021 and December 31, 2020 and our results of operations for the three months ended March 31, 2021 and 2020.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere in this Report and our 2020 10-K.  Annualized results for interim periods may not be indicative of results for the full year or future periods.

The following discussion and analysis pertains to our historical results on a consolidated basis.  However, because we conduct all of our material business operations through our wholly-owned subsidiary, CapStar Bank, the following discussion and analysis relates to activities primarily conducted at the subsidiary level.

All dollar amounts in the tables in this section are in thousands of dollars, except share or per share data or when otherwise specifically noted.

Overview

The first quarter of 2021 resulted in $0.50 diluted net income per share of common stock, an increase of 614.3% compared to the first quarter of 2020.  Annualized return on average assets was 1.45% for the first quarter of 2021 compared to 0.26% for the same period in 2020.

At March 31, 2021, loans increased to $1.94 billion, as compared to $1.89 billion at December 31, 2020.  Total deposits increased to $2.75 billion at March 31, 2021 from $2.57 billion at December 31, 2020.

As the COVID-19 global pandemic has continued, the Company continues its proactive approach to protect our team members and their families.  The Pandemic Committee continues to meet and discuss the health and safety of employees as well as to discuss updates provided by the CDC, state and local authorities.  As vaccines have been deployed and rates of infection have begun to improve across the footprint, the Company has continued to move from a remote working environment.  Beginning March 1, 2021 the remaining non-financial center employees across the bank began the process of transitioning back to the office environment with continued safety protocols established in larger capacity environments.  Best practices around social distancing, mask usage and cleaning of work areas has been incorporated into the daily work practice according to state, local and CDC recommendations.  At this time, all financial centers and support operations centers are operating in a non-remote environment.

In an effort to provide relief to clients most impacted by the pandemic, CapStar Bank proactively offered a 90-day full deferment of all loan payments to CapStar borrowers that were less than 30 days past due. As a result, approximately 700 loans (representing approximately $452 million in outstanding loan balances) were approved for payment deferment during the second quarter of 2020. As of March 31, 2021 the remaining loans still under deferment has been reduced to less than 10 loans (representing approximately $49.2 million in outstanding loan balances). CapStar Bank continues to be actively involved in assisting clients applying for loans under the SBA’s Paycheck Protection Program (“PPP”). Through this program we have approved approximately 665 additional PPP loan originations or $70.5 million for the three months ended March 31, 2021. As of March 31, 2021, the outstanding balance of loans originated under the PPP totaled approximately $210.8 million and was included in commercial and industrial loans.

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

Net interest income increased $5.5 million, or 33.1%, for the three months ended March 31, 2021 compared to the same period in 2020.  Net interest margin decreased to 3.13% for the three months ended March 31, 2021, compared with 3.50% for the same period of 2020.

Provision for loan losses was $0.7 million for the first quarter of 2021 compared to $7.6 million during the comparable period of 2020. The $7.6 million provision recorded to the allowance for loan losses in the first quarter of 2020 was mostly attributable to the COVID-19 pandemic and an assessment of the impact to our loan portfolio. Net charge-offs for the first quarter of 2021 were $18 thousand compared to $43 thousand for the comparable period of 2020. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for the estimated probable inherent losses on outstanding loans.  Our allowance for loan losses at March 31, 2021 was 1.23% of total loans compared to 1.39% as of March 31, 2020.

Total noninterest income for the first quarter of 2021 increased $4.1 million, or 70.5%, compared with the same period in 2020, and comprised 29% of total revenues.  These increases were primarily the result of higher mortgage banking income, Tri-Net income and SBA lending.

Total noninterest expense for the three months ended March 31, 2021 increased $3.2 million, or 22.5% compared with the same period in 2020. Our efficiency ratio for the three months ended March 31, 2021 was 54.08% compared to 63.06% for the same period in 2020.

Tangible common equity, a non-GAAP measure, is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. Our ratio of tangible common equity to total tangible assets was 9.50% as of March 31, 2021, compared with 10.00% at December 31, 2020. See “—Non-GAAP Financial Measures” for a discussion of and reconciliation to the most directly comparable U.S. GAAP measure.

The following sections provide more details on subjects presented in this overview.

(a)	Results of Operations

The following is a summary of our results of operations:

			2021 - 2020
	Three Months Ended		Percent
	March 31,		Increase
	2021	2020	(Decrease)
Interest income	$24,278	$21,738	11.7%
Interest expense	2,096	5,077	(58.7)%
Net interest income	22,182	16,661	33.1%
Provision for loan losses	650	7,553	(91.4)%
Net interest income after provision for loan losses	21,532	9,108	136.4%
Noninterest income	10,014	5,874	70.5%
Noninterest expense	17,413	14,211	22.5%
Net income before income taxes	14,133	771	1733.1%
Income tax expense (benefit)	3,103	(575)	639.7%
Net income	$11,030	$1,346	719.5%

Basic net income per share of common stock	$0.50	$0.07	614.3%
Fully diluted net income per share of common stock	$0.50	$0.07	614.3%

Annualized return on average assets and annualized return on average shareholders’ equity were 1.45% and 12.76%, respectively, for the first quarter of 2021, compared with 0.26% and 1.94%, respectively, for the same period in 2020.

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

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three months ended March 31, 2021 and March 31, 2020:

	For the Three Months Ended March 31,
	2021			2020
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$1,938,532	$20,723	4.34%	$1,421,256	$18,019	5.10%
Loans held for sale	155,677	1,291	3.36%	180,401	1,719	3.83%
Securities:
Taxable investment securities (2)	431,406	1,757	1.63%	181,649	1,316	2.90%
Investment securities exempt from federal income tax (3)	64,629	373	2.92%	44,888	321	3.62%
Total securities	496,035	2,130	1.80%	226,537	1,637	3.04%
Cash balances in other banks	298,722	134	0.18%	96,004	363	1.52%
Funds sold	153	—	1.27%	71	—	2.80%
Total interest-earning assets	2,889,119	24,278	3.42%	1,924,269	21,738	4.56%
Noninterest-earning assets	189,626			135,037
Total assets	$3,078,745			$2,059,306
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$944,651	446	0.19%	$613,855	1,901	1.25%
Savings and money market deposits	583,590	313	0.22%	500,117	1,551	1.25%
Time deposits	458,380	931	0.82%	297,694	1,481	2.00%
Total interest-bearing deposits	1,986,621	1,690	0.35%	1,411,666	4,933	1.41%
Borrowings and repurchase agreements	33,879	406	4.85%	20,989	144	2.77%
Total interest-bearing liabilities	2,020,500	2,096	0.42%	1,432,655	5,077	1.43%
Noninterest-bearing deposits	676,929			323,969
Total funding sources	2,697,429			1,756,624
Noninterest-bearing liabilities	30,635			24,132
Shareholders’ equity	350,681			278,550
Total liabilities and shareholders’ equity	$3,078,745			$2,059,306
Net interest spread (4)			3.00%			3.14%
Net interest income/margin (5)		$22,182	3.13%		$16,661	3.50%

(1)	Average loan balances include nonaccrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
(2)	Taxable investment securities include restricted equity securities.
(3)	Yields on tax exempt securities are shown on a tax equivalent basis.
(4)	Net interest spread is the average yield on total interest-earning assets minus the average rate on total interest-bearing liabilities.
(5)	Net interest margin is annualized net interest income calculated on a tax equivalent basis divided by total average interest-earning assets for the period.

Our net interest margin was 3.13% and 3.50% for the first quarter of 2021 and 2020, respectively, with the decline triggered by two factors related to the pandemic- first, the Federal Reserve reducing the Federal Funds target rate by 1.50% in March 2020, one of numerous actions intended to offset the pandemic’s impact on the U.S. economy, and second, the sharp increase in deposits as a result of the pandemic and subsequent government sanctioned stimulus programs.

For the first quarter of 2020 and 2021, average loan yields decreased from 5.10% to 4.34% due to the impact of lower market interest rates on yields of new loan originations and yields of existing variable rate loans.  Average loans at March 31, 2021 increased 36.4% compared to March 31, 2020 as a result of the FCB and BOW acquisitions, the Company’s active participation in the SBA’s Paycheck Protection Program (“PPP”), additional bankers in the Nashville and Knoxville MSA, and continued focus on attracting new clients.

For the first quarter of 2020 and 2021, average security yields decreased from 3.04% to 1.80%, primarily due to decreases in the LIBOR rate on the variable rate portion of our securities portfolio, the impact of lower market interest rates on the yields of securities purchased to replace security maturities and paydowns, and the Company’s purchase of additional conservative lower yield securities to deploy a portion of pandemic-related deposit growth.

We funded our growth in loans through an increase in funding sources of 53.6% from March 31, 2020 to March 31, 2021. The primary driver of our increased funding sources was growth in our deposits of 53.5% between the comparable periods, driven by the FCB and BOW acquisitions and the increase in deposits since the start of the pandemic. Average non-interest bearing deposits increased 108.9% from March 31, 2020 to March 31, 2021.

The average rate paid on interest-bearing liabilities was 0.42% for March 31, 2021 compared to 1.43% for March 31, 2020. The majority of this decrease was due to decreases in the Federal Funds rate in response to the COVID-19 pandemic.

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

Interest Rate Simulation Sensitivity Analysis

We use earnings at risk, or EAR, simulations to assess the impact of changing rates on earnings under a variety of scenarios and time horizons. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments.  These simulations utilize both instantaneous and parallel changes in the level of interest rates, as well as non-parallel changes such as changing slopes and twists of the yield curve.  Static simulation models are based on current exposures and assume a constant balance sheet with no growth.  By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time. The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.

At March 31, 2021, our EAR static simulation results indicated that our balance sheet is asset sensitive to parallel shifts in interest rates. This indicates that our assets generally reprice faster than our liabilities, which results in a favorable impact to net interest income when market interest rates increase and an unfavorable impact to net interest income when market interest rates decline. Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity and decay rates, and key rate drivers. Because of the inherent use of these estimates and assumptions in the model, our actual results may, and most likely will, differ from our static EAR results. In addition, static EAR results do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates or client behavior. For example, as part of our asset/liability management strategy, management has the ability to increase asset duration and/or decrease liability duration in order to reduce asset sensitivity, or to decrease asset duration and/or increase liability duration in order to increase asset sensitivity.

The following table illustrates the results of our EAR analysis to determine the extent to which our net interest income over the next 12 months would change if prevailing interest rates increased or decreased immediately by the specified amounts.

Net interest income change
Increase 200bp	2.9%
Increase 100bp	0.9
Decrease 100bp	(3.1)

Provision for Loan Losses

Our policy is to maintain an allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses, which is a charge to earnings, is decreased by charge offs and increased by loan recoveries. Our allowance for loan losses as a percentage of total loans was 1.23% at March 31, 2021 and December 31, 2020.

The provision for loan losses amounted to $0.7 million for the three months ended March 31, 2021 compared to $7.6 for the three months ended March 31, 2020. Provision expense is impacted by the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs.

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at March 31, 2021. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise.

There are factors beyond our control, such as conditions in the local and national economy, local real estate markets, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting increase in our provision for loan losses could be material. Based on our initial assessment of the impact of the COVID-19 pandemic to our loan portfolio we increased our allowance for loan losses through a provision for loan losses of $7.6 million during the first quarter of 2020. While economic conditions have improved, we have not released any of the related reserves, and we continue to assess the impact of the pandemic to our loan portfolio based on several factors including the expected impact of the pandemic to our loan portfolio.

See “Notes to Consolidated Financial Statements (Unaudited) — Note 3 — Loans and Allowance for Loan Losses” for additional information on our allowance for loan losses.

Noninterest Income

In addition to net interest margin, we generate recurring noninterest income from our lines of business. Our banking operations generate revenue from service charges and fees on deposit accounts. We have a mortgage banking line of business that generates revenue from originating and selling mortgages, a line of business that originates and sells commercial real estate loans (Tri-Net), and we have a revenue-sharing relationship with a registered broker-dealer, which generates wealth management revenue. In addition to these types of recurring noninterest income, we own insurance on several key employees and record income on the increase in the cash surrender value of these policies.

The following table sets forth the principal components of noninterest income for the periods indicated.

			2021 - 2020
	Three Months Ended		Percent
	March 31,		Increase
	2021	2020	(Decrease)
Noninterest income:
Deposit service charges	$1,102	$775	42.2%
Interchange and debit card transaction fees	1,092	724	50.8%
Mortgage banking	4,716	2,253	109.3%
Tri-Net	1,143	599	90.8%
Wealth management	459	407	12.8%
SBA lending	492	35	1305.7%
Net gain on sale of securities	26	27	(3.7)%
Other noninterest income	984	1,054	(6.6)%
Total noninterest income	$10,014	$5,874	70.5%

The increase in deposit service charges for the three months ended March 31, 2021 compared to the same period in 2020 related to our acquisition of FCB and BOW, as well as growth in our commercial and consumer deposit accounts.

The increase in interchange and debit card transaction fees is due to increased transaction volume, which included new volume related to the FCB and BOW acquisitions.

Mortgage banking income consists of mortgage fee income from the origination and sale of mortgage loans.  These mortgage fees are for loans originated in our markets that are subsequently sold to third-party investors.  Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. Mortgage banking income increased 109.3% for the three months ended March 31, 2021 compared to the same periods in 2020. This increase was primarily due to a significantly higher volume of originations from home buyers capitalizing on lower interest rates.

Tri-Net represents a line of business which originates and sells commercial real estate loans to third-party investors with the exception of certain loans originated to borrowers within our target market, which are retained at the discretion of management.  All of these loan sales transfer servicing rights to the buyer. The volume of loan sales has increased through continued growth and development.

Wealth management income is derived from advisory services offered to specific customers. The increase in wealth management fees for the three months ended March 31, 2021 compared to the same period in 2020 was mostly driven by transaction volume, which can fluctuate from period to period.

The increase in SBA lending is primarily attributable to the Company’s gains on sales of guaranteed portions of SBA loans, which was driven by continued growth and development of our SBA lending program.

Other noninterest income primarily consists of loan related fees, bank-owned life insurance and other service-related fees.

Noninterest Expense

The increase in total noninterest expense is primarily due to the FCB and BOW acquisitions and reflects expenses that we have incurred as we build the foundation to support our recent growth and enable us to execute our growth strategy. The following table presents the primary components of noninterest expense for the periods indicated.

			2021 - 2020
	Three Months Ended		Percent
	March 31,		Increase
	2021	2020	(Decrease)
Noninterest expense:
Salaries and employee benefits	$9,427	$8,002	17.8%
Data processing and software	2,827	1,864	51.7%
Occupancy	1,108	820	35.1%
Equipment	899	751	19.7%
Professional services	704	636	10.7%
Regulatory fees	257	163	57.7%
Acquisition related expenses	67	290	(76.9)%
Amortization of intangibles	508	386	31.6%
Other operating	1,616	1,299	24.4%
Total noninterest expense	$17,413	$14,211	22.5%

The increase in salaries and employee benefits was driven primarily by costs related to our acquisitions of FCB and BOW, as well as increased compensation associated with strong revenue growth in mortgage banking. At March 31, 2021 our associate base increased to 379 compared to 288 at March 31, 2020.

Data processing and software expense increased during the periods presented primarily due to an increase in the volume of transactions from organic growth, costs associated with running dual systems related to our acquisitions of FCB and BOW and insourcing certain IT related functions. The acquisition related systems conversion was successfully completed during the fourth quarter of 2020.

The increase in occupancy expense during the periods presented was largely attributable to increased depreciation and other facilities related expenses associated with our acquisitions of FCB and BOW as well as the increasing cost of managing our IT network.

Amortization of intangibles increased from March 31, 2020 to March 31, 2021 due to the new core deposit intangible recorded in the third quarter of 2020 in connection with the FCB and BOW acquisitions.

Our efficiency ratio was 54.08% and 63.06% for March 31, 2021 and March 31, 2020, respectively. The efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income and measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio improved in 2021 due to operational improvements and synergies achieved through the FCB and BOW acquisitions compounded by increased revenues and a continued emphasis on expense discipline.

Income Tax Provision

During the three ended March 31, 2021, we recorded income tax expense of $3.1 million compared to an income tax benefit of $0.6 million for the three months ended March 31, 2020. Our income tax expense for the three months ended March 31, 2021 reflects an effective income tax rate of 22.0% compared to -74.6% for the same periods in 2020. The change in the effective tax rate is largely the result of the impact of the provisions under the CARES Act, which were effective for 2020. The CARES Act permits NOL’s arising in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back five taxable years. This enabled us to carry back losses incurred during the taxable year 2018 to prior years with a higher statutory tax rate, creating a permanent tax rate benefit. As a result, we recorded an income tax benefit of $0.8 million related to the permanent tax rate benefit during the first quarter of 2020.

The effective tax rate for the three months ended March 31, 2021 compared favorably to the statutory federal rate of 21% and Tennessee excise tax rate of 6.5% primarily due to investments in qualified municipal securities, company owned life insurance, tax benefits of CapStar Bank’s real estate investment trust subsidiary, and tax benefits associated with share-based compensation, net of the effect of certain non-deductible expenses.

(b)Financial Condition

Balance Sheet

Total assets increased $163.5 million, or 5.5%, from $2.99 billion on December 31, 2020 to $3.15 billion on March 31, 2021. Loans grew $50.1 million, or 2.6%, in the first three months of 2021. Loans held for sale decreased $17.4 million, or 9.7%, during the first three months of 2021.

Total liabilities increased $163.0 million, or 6.2%, from $2.64 billion on December 31, 2020 to $2.81 billion on March 31, 2021. Deposits increased $183.2 million, or 7.1%.

Our growth in cash, loans and deposits has been significantly influenced by the U.S. government’s various stimulus programs and their impact on our customers and economic uncertainty associated with the COVID-19 pandemic.

Loans

The composition of loans at March 31, 2021 and December 31, 2020 and the percentage of each classification to total loans are summarized as follows:

	March 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Commercial real estate - owner occupied	$197,758	10.2%	$162,603	8.6%
Commercial real estate - non-owner occupied	505,252	26.0%	481,229	25.4%
Consumer real estate	336,496	17.3%	343,791	18.2%
Construction and land development	170,965	8.8%	174,859	9.2%
Commercial and industrial	619,287	31.9%	630,775	33.4%
Consumer	45,481	2.4%	44,279	2.4%
Other	65,839	3.4%	53,483	2.8%
Total loans	$1,941,078	100.0%	$1,891,019	100.0%

At March 31, 2021, our loan portfolio composition remained relatively consistent with the composition at December 31, 2020. Our primary focus has been on commercial and industrial and commercial real estate lending, which constituted 68% of our loan portfolio as of March 31, 2021. Although we expect continued growth with respect to our loan portfolio, we do not expect any significant changes over the foreseeable future in the composition of our loan portfolio or in our emphasis on commercial lending. Our loan growth since inception has been reflective of the Target Market in which we serve. The commercial real estate category includes owner-occupied commercial real estate loans which are similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the affiliated business rather than on the valuation and cash flows of the real estate from unaffiliated tenants. Since 2009, our commercial and industrial and commercial real estate portfolios have continued to experience strong growth, primarily due to implementation of our relationship-based banking model and the success of our relationship managers in transitioning commercial banking relationships from other local financial institutions and in competing for new business from attractive small to mid-sized commercial clients. Many of our larger commercial clients have lengthy relationships with members of our senior management team or our relationship managers that date back to their employment by other financial institutions.

Non-Performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

	March 31, 2021	December 31, 2020
Non-accrual loans	$5,355	$4,816
Troubled debt restructurings	1,914	1,928
Loans past due over 89 days and still accruing	1,474	3,295

Non-performing loans	5,355	4,816
Other real estate owned	523	523
Non-performing assets	5,878	5,340
Non-performing loans as a percentage of total loans	0.28%	0.25%
Non-performing assets as a percentage of total assets	0.19%	0.18%

The following table sets forth the major classifications of non-accrual loans:

	March 31, 2021	December 31, 2020
Commercial real estate	$125	$130
Consumer real estate	1,296	1,821
Construction and land development	104	107
Commercial and industrial	466	470
Consumer	39	9
Other	—	—
Purchased credit impaired	3,325	2,279
Total loans	$5,355	$4,816

(c)	Liquidity

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

Our most liquid assets are comprised of cash and due from banks, interest-bearing deposits in financial institutions, available-for-sale marketable investment securities and federal funds sold. Liquid assets increased significantly versus December 31, 2020 primarily due to continued strong deposit inflows since the start of the pandemic which have substantially bolstered liquidity.  Interest-bearing deposits in financial institutions totaled $340.9 million at March 31, 2021, an increase of $113.4 million since December 31, 2020. The fair value of the available-for-sale investment portfolio was $474.8 million at March 31, 2021, a decrease of $11.4 million since December 31,

2020. We pledge portions of our investment securities portfolio to secure public fund deposits, derivative positions and Federal Home Loan Bank advances. At March 31, 2021, total investment securities pledged for these purposes comprised 41% of the estimated fair value of the investment portfolio, leaving $283.8 million of unpledged securities.

We have a large base of non-maturity customer deposits, defined as demand, savings, and money market deposit accounts. At March 31, 2021 such deposits totaled $2.3 billion and represented approximately 84% of our total deposits.

Other sources of funds available to meet daily needs include $471.8 million of borrowing capacity from the FHLB of Cincinnati, $401.2 million of borrowing capacity from the Federal Reserve Bank of Atlanta’s discount window and federal funds lines with correspondent banks totaling $125.0 million at March 31, 2021.

The principal source of cash for CapStar Financial Holdings, Inc. (the “Parent Company”) is dividends paid to it as the sole shareholder of the Bank. At March 31, 2021, the Bank was able to pay up to $57.6 million in dividends to the Parent Company without regulatory approval subject to the ongoing capital requirements of the Bank.

Accordingly, management currently believes that our funding sources are at sufficient levels to satisfy our short-term and long-term liquidity needs.

(d)	Capital Resources

At March 31, 2021, shareholders’ equity totaled $343.9 million, an increase of $0.5 million since December 31, 2020. As of March 31, 2021, the Company and the Bank were well-capitalized under the regulatory framework for prompt corrective action.  See the Consolidated Statement of Changes in Shareholders’ Equity as well as Notes 10 and 11 of the consolidated financial statements for further detail of the changes in equity since the end of 2020.

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

(dollars in thousands, except per share data)	March 31, 2021	December 31, 2020
Total equity	$343,944	$343,486
Less core deposit intangible	(8,122)	(8,630)
Less goodwill	(41,068)	(41,068)
Tangible common equity	$294,754	$293,788

Total assets	$3,150,457	$2,987,006
Less core deposit intangible	(8,122)	(8,630)
Less goodwill	(41,068)	(41,068)
Total tangible assets	$3,101,267	$2,937,308

Total shareholders' equity to total assets	10.92%	11.50%
Tangible common equity ratio	9.50%	10.00%
Total shares of common stock outstanding	22,089,873	21,988,803
Book value per share of common stock	$15.57	$15.62
Tangible book value per share of common stock	13.34	13.36

(f)	Recently Issued Accounting Pronouncements

ASU 2016-13, Financial Instruments – Credit Losses

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments were originally to be effective for the Company for reporting periods beginning after December 15, 2019 with early adoption permitted for all organizations for periods beginning after December 15, 2018. However, in November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which finalized effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses standard. The Company has elected to delay implementation of this standard until 2023.

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

ASU 2019-12 ― Applicable to entities within the scope of Topic 740, Income Taxes:

In December 2019, the FASB issued guidance to simplify accounting for income taxes by removing specific technical exceptions that often produce information investors have a hard time understanding. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. These amendments were adopted on January 1, 2021 and did not have a material effect on the Company’s financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our market risk as of March 31, 2021 from that presented in our 2020 10-K. Information about our interest rate sensitivity is included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Simulation Sensitivity Analysis” of this Report and incorporated herein by this reference.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

The following table shows information relating to the repurchase of shares of common stock by the Company during the three months ended March 31, 2021.

	Total number of shares purchased as part of publicly announced plan (1)	Average price paid per share	Maximum remaining dollar value of shares that may be purchased under the plan
January 1 - January 31	—	$—	—
February 1 - February 28	—	—	—
March 1 - March 31	17,931	16.98	$30.00 million
Total	17,931	$16.98	$29.69 million

(1)

On March 4, 2021, the board of directors approved the Company’s share repurchase program which authorized the Company to repurchase up to $30 million of shares of common stock. The plan will terminate on the earlier of the date on which the maximum authorized dollar amount of shares of common stock has been repurchased or December 31, 2021.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Charter of CapStar Financial Holdings, Inc. (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

3.2	Articles of Amendment to the Charter of CapStar Financial Holdings, Inc. (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 29, 2020)

3.3	Amended and Restated Bylaws of CapStar Financial Holdings, Inc. (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on October 28, 2019)

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

32.1	Certification of Chief Executive Officer of CapStar Financial Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

32.2	Certification of Chief Financial Officer of CapStar Financial Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, has been formatted in Inline XBRL.

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

CAPSTAR FINANCIAL HOLDINGS, INC.

By:	/s/ Denis J. Duncan
Denis J. Duncan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	May 6, 2021