Form 10-Q
period 2021-06-30
CapStar Financial Holdings, Inc.
filed 2021-08-05
CIK 1676479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2021
Common Stock, par value $1.00 per share	22,163,260

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

The COVID-19 (and variants of that virus) pandemic has adversely affected and continues to adversely affect us, our customers, employees, and third-party service providers, and the ultimate extent of the impacts on our business, including on our credit quality, business operations and liquidity, as well as its impact on general economic and financial market conditions, is uncertain. Deterioration in general business and economic conditions, or turbulence in domestic or global financial markets could adversely affect CapStar’s revenues and the values of our assets and liabilities, reduce the availability of funding, affect credit quality, and increase stock price volatility. The Company may not capitalize on opportunities to enhance market share in certain markets and the Company’s services may not be generally accepted in new markets; the ability of the Company to meet expectations regarding the benefits, costs, synergies and financial and operational impact of the FCB Corporation (“FCB”) and the Bank of Waynesboro (“BOW”) acquisitions; the possibility that any of the anticipated benefits, costs, synergies and financial and operational improvements of the FCB and BOW acquisitions will not be realized or will not be realized as expected; economic conditions (including interest rate environment, government economic and monetary policies, the strength of global financial markets and inflation and deflation) that impact the financial services industry as a whole and/or our business; the concentration of our business in our target markets and the effect of changes in the economic, political and environmental conditions on this market; increased competition in the financial services industry, locally, regionally or nationally, which may adversely affect pricing and the other terms offered to our clients; an increase in the cost of deposits, loss of deposits or a change in the deposit mix, which could increase our cost of funding; an increase in the costs of capital, which could negatively affect our ability to borrow funds, successfully raise additional capital or participate in strategic acquisition opportunities; our dependence on our management team and board of directors and changes in our management and board composition; our reputation in the community; our ability to execute our strategy to achieve our loan, return on average assets and efficiency ratio goals, hire seasoned bankers, and achieve deposit growth through organic growth and strategic acquisitions; credit risks related to the size of our borrowers and our ability to adequately identify, assess and limit our credit risk; our concentration of large loans to a small number of borrowers as well as to borrowers located within our target market; the significant portion of our loan portfolio that originated during the past two years and therefore may less reliably predict future collectability than older loans; the adequacy of reserves (including our allowance for loan losses) and the appropriateness of our methodology for calculating such reserves; non-performing loans and leases; non-performing assets; charge-offs, non-accruals, troubled debt restructurings, impairments and other credit-related issues; adverse trends in the healthcare service industry, which is an integral component of our target market’s economy and which could adversely affect the business operations of certain of our key borrowers; our management of risks inherent in our commercial real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of our collateral and our ability to sell collateral upon any foreclosure; our inability to realize operating efficiencies and tax savings from the implementation of our strategic plan; governmental legislation and regulation, including changes in the nature and timing of the adoption and effectiveness of new requirements under the Dodd-Frank Act of 2010, as amended, the Tax Cuts and Jobs Act of 2017, as amended, Basel guidelines, capital requirements, accounting regulation or standards and other applicable laws and regulations; the loss of large depositor relationships, which could force us to fund our business through more expensive and less stable sources; operational and liquidity risks associated with our business, including liquidity risks inherent in correspondent banking; volatility in interest rates and our overall management of interest rate risk, including managing the sensitivity of our interest-earning assets and interest-bearing liabilities to interest rates, and the impact to our earnings from a change in interest rates; the potential for our Bank’s regulatory lending limits and other factors related to our size to restrict our growth and prevent us from effectively implementing our business strategy; strategic acquisitions we may undertake to achieve our goals; the sufficiency of our capital, including sources of capital and the extent to which we may be required to raise additional capital to meet our goals; fluctuations in the fair value of our investment securities that are beyond our control; deterioration in the fiscal position of the U.S. government and downgrades in Treasury and federal agency securities; potential exposure to fraud, negligence, computer theft and cyber-crime; the adequacy of our risk management framework; our dependence on our information technology and telecommunications systems and the potential for any systems failures or interruptions; threats to and breaches of our information technology systems and data security, including cyber-attacks; our dependence upon outside third parties for the processing and handling of our records and data; our ability to adapt to technological change; the financial soundness of other financial institutions; our exposure to environmental liability risk associated with our lending activities; our engagement in derivative transactions; our involvement from time to time in legal proceedings and examinations and remedial actions by regulators; our involvement from time to time in litigation or other proceedings instituted by or against shareholders, customers, employees or third parties and the cost of legal fees associated with such litigation or proceedings; the susceptibility of our market to natural disasters and acts of God; and the effectiveness of our internal controls over financial reporting and our ability to remediate any future material weakness in our internal controls over financial reporting.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2021
	(unaudited)	December 31, 2020
Assets
Cash and due from banks	$68,744	$49,980
Interest-bearing deposits in financial institutions	360,623	227,459
Federal funds sold	19,900	—
Total cash and cash equivalents	449,267	277,439
Securities available-for-sale, at fair value	500,339	486,215
Securities held-to-maturity, fair value of $2,464 and $2,504 at June 30, 2021 and December 31, 2020, respectively	2,395	2,407
Loans held for sale, includes $69,940 and $97,303 measured at fair value at June 30, 2021 and December 31, 2020, respectively	148,251	179,669
Loans held for investment	1,907,820	1,891,019
Less allowance for loan losses	(22,754)	(23,245)
Loans, net	1,885,066	1,867,774
Premises and equipment, net	26,170	26,689
Restricted equity securities	14,720	15,562
Accrued interest receivable	7,823	8,771
Goodwill	41,068	41,068
Core deposit intangible, net	7,629	8,630
Other real estate owned, net	184	523
Other assets	129,478	72,259
Total assets	$3,212,390	$2,987,006
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$782,170	$662,934
Interest-bearing	991,551	844,101
Savings and money market accounts	587,485	591,438
Time	418,988	469,528
Total deposits	2,780,194	2,568,001
Federal Home Loan Bank advances	—	10,000
Subordinated notes	29,487	29,423
Other liabilities	42,957	36,096
Total liabilities	2,852,638	2,643,520
Shareholders’ equity:
Common stock, voting, $1 par value; 25,000,000 shares authorized; 22,165,547 and 21,988,803 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	22,166	21,989
Additional paid-in capital	247,945	246,890
Retained earnings	87,560	66,879
Accumulated other comprehensive income, net of tax	2,081	7,728
Total shareholders’ equity	359,752	343,486
Total liabilities and shareholders’ equity	$3,212,390	$2,987,006

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest income:
Loans, including fees	$22,572	$19,086	$44,586	$38,823
Securities:
Taxable	1,640	1,096	3,244	2,272
Tax-exempt	356	312	722	633
Federal funds sold	3	—	3	—
Restricted equity securities	160	140	321	282
Interest-bearing deposits in financial institutions	101	107	234	469
Total interest income	24,832	20,741	49,110	42,479
Interest expense:
Interest-bearing deposits	379	831	826	2,732
Savings and money market accounts	295	731	608	2,283
Time deposits	732	1,416	1,663	2,897
Federal Home Loan Bank advances	—	88	12	231
Subordinated notes	394	—	788	—
Total interest expense	1,800	3,066	3,897	8,143
Net interest income	23,032	17,675	45,213	34,336
Provision for loan losses	(1,065)	1,624	(415)	9,177
Net interest income after provision for loan losses	24,097	16,051	45,628	25,159
Noninterest income:
Deposit service charges	1,109	691	2,211	1,466
Interchange and debit card transaction fees	1,227	729	2,318	1,454
Mortgage banking	3,910	7,123	8,625	9,376
Tri-Net	1,536	1,260	2,679	1,860
Wealth management	471	374	931	781
SBA lending	377	13	870	49
Net gain (loss) on sale of securities	(13)	13	13	40
Other noninterest income	1,266	620	2,250	1,671
Total noninterest income	9,883	10,823	19,897	16,697
Noninterest expense:
Salaries and employee benefits	10,803	12,305	20,229	20,307
Data processing and software	3,070	2,100	5,898	3,964
Occupancy	1,057	797	2,165	1,616
Equipment	980	680	1,880	1,431
Professional services	460	581	1,165	1,216
Regulatory fees	211	333	467	496
Acquisition related expenses	256	448	323	738
Amortization of intangibles	493	375	1,001	761
Other operating	1,750	1,315	3,364	2,616
Total noninterest expense	19,080	18,934	36,492	33,145
Income before income taxes	14,900	7,940	29,033	8,711
Income tax expense	2,824	1,759	5,927	1,184
Net income	$12,076	$6,181	$23,106	$7,527
Per share information:
Basic net income per share of common stock	$0.55	$0.34	$1.05	$0.41
Diluted net income per share of common stock	$0.54	$0.34	$1.04	$0.41
Weighted average shares outstanding:
Basic	22,133,759	18,307,083	22,089,874	18,349,998
Diluted	22,198,829	18,320,006	22,138,052	18,381,866

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$12,076	$6,181	$23,106	$7,527
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Unrealized gains (losses) arising during the period	5,082	138	(7,626)	4,341
Reclassification adjustment for losses (gains) included in net income	13	(13)	(13)	(40)
Tax effect	(1,317)	(23)	1,992	(1,044)
Net of tax	3,778	102	(5,647)	3,257
Unrealized losses on cash flow hedges:
Reclassification adjustment for losses included in net income	—	258	—	511
Tax effect	—	—	—	—
Net of tax	—	258	—	511
Other comprehensive income (loss)	3,778	360	(5,647)	3,768
Comprehensive income	$15,854	$6,541	$17,459	$11,295

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(Dollars in thousands, except share and per share data)

	Common Stock, voting		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	capital	earnings	income (loss)	equity
Balance December 31, 2019	18,361,922	$18,362	$207,083	$46,218	$1,383	$273,046
Net issuance (redemption) of restricted common stock	73,098	73	(196)	—	—	(123)
Stock-based compensation expense	—	—	360	—	—	360
Net exercise of common stock options	20,582	21	85	—	—	106
Repurchase of common stock	(147,800)	(148)	(1,289)	—	—	(1,437)
Common stock dividends declared ($0.05 per share)	—	—	—	(916)	—	(916)
Net income	—	—	—	1,346	—	1,346
Other comprehensive income	—	—	—	—	3,408	3,408
Balance March 31, 2020	18,307,802	18,308	206,043	46,648	4,791	275,790
Net issuance (redemption) of restricted common stock	(5,614)	(6)	7	—	—	1
Stock-based compensation expense	—	—	541	—	—	541
Common stock dividends declared ($0.05 per share)	—	—	—	(923)	—	(923)
Net income	—	—	—	6,181	—	6,181
Other comprehensive income	—	—	—	—	360	360
Balance June 30, 2020	18,302,188	$18,302	$206,591	$51,906	$5,151	$281,950

Balance December 31, 2020	21,988,803	$21,989	$246,890	$66,879	$7,728	$343,486
Net issuance (redemption) of restricted common stock	117,962	118	(216)	—	—	(98)
Stock-based compensation expense	—	—	349	—	—	349
Net exercise of common stock options	1,039	1	(1)	—	—	—
Repurchase of common stock	(27,260)	(27)	(435)	—	—	(462)
Common stock dividends declared ($0.05 per share)	—	—	—	(1,093)	—	(1,093)
Net income	—	—	—	11,030	—	11,030
Other comprehensive income	—	—	—	—	(9,425)	(9,425)
Balance March 31, 2021	22,080,544	22,081	246,587	76,816	(1,697)	343,787
Net issuance (redemption) of restricted common stock	(2,926)	(3)	(27)	—	—	(30)
Stock-based compensation expense	—	—	447	—	—	447
Net exercise of common stock options	87,929	88	938	—	—	1,026
Common stock dividends declared ($0.06 per share)	—	—	—	(1,332)	—	(1,332)
Net income	—	—	—	12,076	—	12,076
Other comprehensive income	—	—	—	—	3,778	3,778
Balance June 30, 2021	22,165,547	$22,166	$247,945	$87,560	$2,081	$359,752

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net income	$23,106	$7,527
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	(415)	9,177
Accretion of discounts on acquired loans and deferred fees	(3,751)	(1,638)
Depreciation and amortization	1,763	1,349
Net amortization of premiums on investment securities	1,199	498
Net gain on sale of securities	(13)	(40)
Mortgage banking	(8,625)	(9,376)
Tri-Net	(2,679)	(1,860)
SBA lending	(870)	(49)
Net (gain) loss on disposal of premises and equipment	(5)	97
Net gain on sale of other real estate owned	(29)	(86)
Stock-based compensation	796	901
Deferred income tax expense	1,173	75
Origination of loans held for sale	(554,141)	(562,809)
Proceeds from loans held for sale	596,863	612,460
Cash payments arising from operating leases	(1,039)	(917)
Amortization of debt issuance expense	64	—
Net increase in accrued interest receivable and other assets	(6,252)	(9,178)
Net increase in accrued interest payable and other liabilities	(10,323)	4,000
Net cash provided by operating activities	36,822	50,131
Cash flows from investing activities:
Activities in securities available-for-sale:
Purchases	(70,084)	(49,131)
Sales	—	21,030
Maturities, prepayments and calls	47,147	22,053
Activities in securities held-to-maturity:
Maturities, prepayments and calls	—	600
Net redemption of restricted equity securities	842	494
Net increase in loans	(14,113)	(171,753)
Purchase of premises and equipment	(215)	(8)
Proceeds from the sale of premises and equipment	—	795
Purchases of bank owned life insurance	(31,000)	—
Proceeds from sale of other real estate	2,225	1,054
Net cash used in investing activities	(65,198)	(174,866)
Cash flows from financing activities:
Net increase in deposits	212,193	366,114
Proceeds from Federal Home Loan Bank advances	—	680,000
Payments on Federal Home Loan Bank advances	(10,000)	(680,000)
Issuance of subordinated debt	—	29,464
Repurchase of common stock	(462)	(1,437)
Exercise of common stock options and warrants, net of repurchase of restricted shares	898	(16)
Common stock dividends paid	(2,425)	(1,839)
Net cash provided by financing activities	200,204	392,286
Net increase in cash and cash equivalents	171,828	267,551
Cash and cash equivalents at beginning of period	277,439	101,269
Cash and cash equivalents at end of period	$449,267	$368,820
Supplemental disclosures of cash paid:
Interest paid	$4,134	$8,275
Income taxes paid	11,050	—
Supplemental disclosures of noncash transactions:
Transfer of loans to other real estate	$1,857	$71
Loans charged off to the allowance for loan losses	140	967
Unrealized (losses) gains on securities available for sale	(5,647)	3,257

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the period ended June 30, 2021 include CapStar Financial Holdings, Inc. and its wholly owned subsidiary, CapStar Bank (the “Bank”, together referred to as the “Company”). Significant intercompany transactions and accounts are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all information required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented have been included.  These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes appearing in the 2020 Form 10-K.

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

Subsequent Events

Accounting Standards Codification (“ASC”) 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated all significant events or transactions that occurred after June 30, 2021 through the date of filing this Quarterly Report on Form 10-Q and determined that there were no events that required disclosure.

NOTE 2 – SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2021 and December 31, 2020 are summarized as follows (in thousands):

	June 30, 2021				December 31, 2020
	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value
Securities available-for-sale:
U. S. government agency securities	$12,639	$118	$(78)	$12,679	$16,158	$258	$(25)	$16,391
State and municipal securities	84,271	2,377	(516)	86,132	89,081	2,928	(81)	91,928
Mortgage-backed securities	340,639	3,269	(6,308)	337,600	332,014	4,892	(543)	336,363
Asset-backed securities	3,325	18	—	3,343	3,325	—	(132)	3,193
Other debt securities	59,076	1,717	(208)	60,585	37,608	819	(87)	38,340
Total	$499,950	$7,499	$(7,110)	$500,339	$478,186	$8,897	$(868)	$486,215
Securities held-to-maturity:
State and municipal securities	$2,395	$69	$—	$2,464	$2,407	$97	$—	$2,504
Total	$2,395	$69	$—	$2,464	$2,407	$97	$—	$2,504

Security fair values are established by an independent pricing service as of the dates indicated. The difference between amortized cost and fair value reflects current interest rates and represents the potential gain (loss) had the portfolio been liquidated on those dates. Security gains (losses) are realized only in the event of dispositions prior to maturity or other-than-temporary impairment. Securities with unrealized losses as of June 30, 2021 and December 31, 2020, and the length of time they were in continuous loss positions as of such dates are as follows (in thousands):

	Less than 12 months		12 months or more		Total
June 30, 2021	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
U. S. government agency securities	$4,877	$(78)	$—	$—	$4,877	$(78)
State and municipal securities	32,189	(516)	—	—	32,189	(516)
Mortgage-backed securities	241,107	(6,254)	1,194	(54)	242,301	(6,308)
Asset-backed securities	—	—	—	—	—	—
Other debt securities	19,565	(208)	—	—	19,565	(208)
Total temporarily impaired securities	$297,738	$(7,056)	$1,194	$(54)	$298,932	$(7,110)

December 31, 2020
U. S. government agency securities	$1,989	$(25)	$—	$—	$1,989	$(25)
State and municipal securities	10,463	(81)	—	—	10,463	(81)
Mortgage-backed securities	100,291	(479)	1,449	(64)	101,740	(543)
Asset-backed securities	—	—	3,193	(132)	3,193	(132)
Other debt securities	6,103	(87)	—	—	6,103	(87)
Total temporarily impaired securities	$118,846	$(672)	$4,642	$(196)	$123,488	$(868)

As noted in the table above, as of June 30, 2021, the Company had gross unrealized losses of $7.1 million in its investment securities portfolio. The unrealized losses associated with these investment securities are driven by changes in interest rates and are recorded as a component of equity. These investment securities will continue to be monitored as a part of our ongoing impairment analysis. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. If a shortfall in future cash flows is identified, a credit loss will be deemed to have occurred and will be recognized as a charge to earnings and a new cost basis for the security will be established.

Since the Company currently does not intend to sell any investment securities that have an unrealized loss at June 30, 2021, and it is not likely that we will be required to sell these investment securities before recovery of their amortized cost bases, which may be at maturity, we do not consider these securities to be other-than-temporarily impaired at June 30, 2021.

Securities with a market value of $198.7 million at June 30, 2021 were pledged to collateralize public deposits, derivative positions and Federal Home Loan Bank advances.

Results from sales, maturities, prepayments and calls of securities were as follows (in thousands):

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
Proceeds	$47,147	$43,083
Gross gains	31	49
Gross losses	(18)	(9)

The amortized cost and fair value of securities at June 30, 2021, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in less than one year	$22,718	$22,818	$600	$600
Due one to five years	68,398	70,313	1,795	1,864
Due five to ten years	57,016	58,649	—	—
Due beyond ten years	7,854	7,615	—	—
Mortgage-backed securities	340,639	337,600	—	—
Asset-backed securities	3,325	3,343	—	—
Total	$499,950	$500,339	$2,395	$2,464

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the loans held for investment portfolio as of June 30, 2021 and December 31, 2020 follows (in thousands):

	June 30, 2021	December 31, 2020
Commercial real estate	$739,246	$643,832
Consumer real estate	331,580	343,791
Construction and land development	198,448	174,859
Commercial and industrial	546,261	630,775
Consumer	45,898	44,279
Other	46,387	53,483
Total	1,907,820	1,891,019
Allowance for loan losses	(22,754)	(23,245)
Total loans, net	$1,885,066	$1,867,774

Payroll Protection Program Loans

In 2020, the CARES Act created a new guaranteed, unsecured loan program under the SBA called the Payroll Protection Program (“PPP”), which the Company participates in, to fund operational costs of eligible businesses, organizations and self-employed persons during the pandemic period. The SBA has guaranteed 100% of the amounts loaned under the PPP by lenders to eligible small businesses. One of the notable features of the PPP is that borrowers are eligible for loan forgiveness if certain conditions are met related to retaining staff and if loan amounts are used to cover eligible expenses, such as payroll, mortgage interest, rents and utilities payments. These loans have a two to five year term and will earn interest at a rate of 1%. As of June 30, 2021, the outstanding balance of loans originated under the PPP totaled $109.9 million compared with $185.5 million as of December 31, 2020 and was included in commercial and industrial loans.

Additionally, PPP borrowers are not required to pay any fees to the government or the lender and the loans may be repaid by the borrower at any time. The SBA, however, will pay lenders a processing fee based on the size of the PPP loan, ranging from 1% to 5% of the loan. Unamortized fees associated with PPP loans included in total loans were $3.9 million as of June 30, 2021. These fees are deferred and amortized over the life of the loan. PPP fees recognized as income totaled $2.2 million and $4.0 million, respectively, for the three months and six months ended June 30, 2021.

Allowance for Loan Losses

The adequacy of the allowance for loan losses (“ALL”) is assessed at the end of each quarter. The ALL includes a specific component related to loans that are individually evaluated for impairment and a general component related to loans that are segregated into homogenous pools and collectively evaluated for impairment. The ALL factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics, which are adjusted by management to reflect current events, trends, and conditions. The adjustments include consideration of the following: changes in lending policies and procedures, economic conditions, nature and volume of the portfolio, experience of lending management, volume and severity of past due loans, quality of the loan review system, value of underlying collateral for collateral dependent loans, concentrations, and other external factors. The Company’s evaluation of other external factors included consideration of continuing developments regarding the novel coronavirus (“COVID-19”) global pandemic (including the effects of COVID-19 variants) and the resulting impact on the Company’s loan portfolio as of June 30, 2021, which is largely uncertain due to rapidly evolving conditions.

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

Loans not falling into the criteria above are considered to be pass-rated loans. The Company utilizes six loan grades within the pass risk rating.

The following tables provides the risk category of loans by applicable class of loans as of June 30, 2021 and December 31, 2020 (in thousands):

June 30, 2021	Pass	Special Mention	Substandard	Doubtful	Total Impaired Loans	Total
Commercial real estate	$701,297	$29,582	$2,845	$—	$1,168	$734,892
Consumer real estate	315,339	490	758	—	1,123	317,710
Construction and land development	195,565	2,858	11	—	—	198,434
Commercial and industrial	512,023	14,331	17,149	—	147	543,650
Consumer	44,320	—	52	14	2	44,388
Other	45,898	—	83	—	—	45,981
Purchased credit impaired	18,362	—	4,128	275	—	22,765
Total	$1,832,804	$47,261	$25,026	$289	$2,440	$1,907,820

December 31, 2020
Commercial real estate	$601,133	$33,046	$2,933	$—	$1,179	$638,291
Consumer real estate	323,072	1,375	1,122	—	1,707	327,276
Construction and land development	169,315	5,153	19	—	102	174,589
Commercial and industrial	576,096	25,855	25,666	—	168	627,785
Consumer	41,640	4	18	2	7	41,671
Other	52,949	—	66	—	—	53,015
Purchased credit impaired	23,899	—	4,412	81	—	28,392
Total	$1,788,104	$65,433	$34,236	$83	$3,163	$1,891,019

The following table details the changes in the ALL for the three and six month periods ended June 30, 2021 and 2020 (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Three Months Ended June 30, 2021
Balance, beginning of period	$7,688	$1,679	$3,363	$10,212	$333	$602	$23,877
Charged-off loans	(10)	—	—	(8)	(18)	(53)	(89)
Recoveries	—	1	—	2	28	—	31
Provision for loan losses	237	50	508	(1,805)	13	(68)	(1,065)
Balance, end of period	$7,915	$1,730	$3,871	$8,401	$356	$481	$22,754

Three Months Ended June 30, 2020
Balance, beginning of period	$4,183	$1,413	$2,470	$11,399	$234	$415	$20,114
Charged-off loans	—	(43)	—	(622)	(32)	(99)	(796)
Recoveries	—	1	—	57	23	12	93
Provision for loan losses	956	27	(83)	680	9	35	1,624
Balance, end of period	$5,139	$1,398	$2,387	$11,514	$234	$363	$21,035

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Six Months Ended June 30, 2021
Balance, beginning of period	$7,349	$1,831	$3,476	$9,708	$305	$576	$23,245
Charged-off loans	(10)	—	—	(8)	(44)	(78)	(140)
Recoveries	—	4	—	2	46	12	64
Provision for loan losses	576	(105)	395	(1,301)	49	(29)	(415)
Balance, end of period	$7,915	$1,730	$3,871	$8,401	$356	$481	$22,754

Six Months Ended June 30, 2020
Balance, beginning of period	$3,599	$1,231	$2,058	$5,074	$222	$420	$12,604
Charged-off loans	(3)	(43)	—	(710)	(59)	(152)	(967)
Recoveries	—	3	—	160	42	16	221
Provision for loan losses	1,543	207	329	6,990	29	79	9,177
Balance, end of period	$5,139	$1,398	$2,387	$11,514	$234	$363	$21,035

A breakdown of the ALL and the loan portfolio by loan category at June 30, 2021 and December 31, 2020 follows (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
June 30, 2021
Allowance for Loan Losses:
Collectively evaluated for impairment	$7,915	$1,730	$3,871	$8,331	$356	$481	$22,684
Individually evaluated for impairment	—	—	—	70	—	—	70
Purchased credit impaired	—	—	—	—	—	—	—
Balances, end of period	$7,915	$1,730	$3,871	$8,401	$356	$481	$22,754
Loans:
Collectively evaluated for impairment	$733,724	$316,587	$198,434	$543,503	$44,386	$45,981	$1,882,615
Individually evaluated for impairment	1,168	1,123	—	147	2	—	2,440
Purchased credit impaired	4,354	13,870	14	2,611	1,510	406	22,765
Balances, end of period	$739,246	$331,580	$198,448	$546,261	$45,898	$46,387	$1,907,820

December 31, 2020
Allowance for Loan Losses:
Collectively evaluated for impairment	$7,349	1,831	3,410	9,708	305	576	$23,179
Individually evaluated for impairment	—	—	66	—	—	—	66
Purchased credit impaired	—	—	—	—	—	—	—
Balances, end of period	$7,349	$1,831	$3,476	$9,708	$305	$576	$23,245
Loans:
Collectively evaluated for impairment	$637,112	$325,569	$174,487	$627,617	$41,664	$53,015	$1,859,464
Individually evaluated for impairment	1,179	1,707	102	168	7	—	3,163
Purchased credit impaired	5,541	16,515	270	2,990	2,608	468	28,392
Balances, end of period	$643,832	$343,791	$174,859	$630,775	$44,279	$53,483	$1,891,019

The following table presents the allocation of the ALL for each respective loan category with the corresponding percentage of the ALL in each category to total loans, net of deferred fees as of June 30, 2021 and December 31, 2020 (in thousands). PPP loans included in commercial and industrial loans in the below table do not have a corresponding ALL as they are fully guaranteed by the SBA:

	June 30, 2021		December 31, 2020
	Amount	Percent of total loans	Amount	Percent of total loans
Commercial real estate	$7,915	0.41%	$7,349	0.39%
Consumer real estate	1,730	0.09	1,831	0.10
Construction and land development	3,871	0.20	3,476	0.18
Commercial and industrial	8,401	0.44	9,708	0.51
Consumer	356	0.02	305	0.02
Other	481	0.03	576	0.03
Total allowance for loan losses	$22,754	1.19%	$23,245	1.23%

The following table presents the Company’s impaired loans that were evaluated for specific loss allowance, excluding purchased credit impaired (“PCI”) loans, as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021			December 31, 2020
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial real estate	$1,168	$1,165	$—	$1,179	$1,176	$—
Consumer real estate	1,123	1,149	—	1,707	1,608	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	63	54	—	168	457	—
Consumer	2	2	—	7	7	—
Other	—	—	—	—	—	—
Subtotal	2,356	2,370	—	3,061	3,248	—
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—
Consumer real estate	—	—	—	—	—	—
Construction and land development	—	—	—	102	102	66
Commercial and industrial	84	320	70	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	84	320	70	102	102	66
Total	$2,440	$2,690	$70	$3,163	$3,350	$66

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, for the three and six month periods ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2021		June 30, 2020		June 30, 2021		June 30, 2020
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate	$1,179	$16	$1,359	$21	$1,182	$32	$1,702	$52
Consumer real estate	1,127	—	940	18	1,527	1	979	28
Construction and land development	—	—	2	—	—	—	3	—
Commercial and industrial	64	—	3,187	50	64	—	3,976	124
Consumer	2	—	13	—	3	—	16	1
Other	—	—	—	—	—	—	—	—
Subtotal	2,372	16	5,501	89	2,776	33	6,676	205
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—	—	—
Consumer real estate	—	—	—	—	—	—	—	—
Construction and land development	—	—	108	—	—	—	109	—
Commercial and industrial	89	—	—	—	95	—	—	—
Consumer	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
Subtotal	89	—	108	—	95	—	109	—
Total	$2,461	$16	$5,609	$89	$2,871	$33	$6,785	$205

There was no interest income recognized on a cash basis for impaired loans during the three or six month periods ended June 30, 2021 or 2020.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2021 and December 31, 2020 by class of loans (in thousands):

	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
June 30, 2021
Commercial real estate	$400	$313	$1,165	$1,878	$733,014	$734,892
Consumer real estate	630	386	450	1,466	316,244	317,710
Construction and land development	238	—	12	250	198,184	198,434
Commercial and industrial	278	2,666	320	3,264	540,386	543,650
Consumer	199	117	31	347	44,041	44,388
Other	298	—	—	298	45,683	45,981
Purchased credit impaired	832	592	411	1,835	20,930	22,765
Total	$2,875	$4,074	$2,389	$9,338	$1,898,482	$1,907,820

December 31, 2020
Commercial real estate	$409	$—	$1,176	$1,585	$636,706	$638,291
Consumer real estate	6,084	1,596	687	8,367	318,909	327,276
Construction and land development	2,670	745	—	3,415	171,174	174,589
Commercial and industrial	1,734	38	1,595	3,367	624,418	627,785
Consumer	270	40	7	317	41,354	41,671
Other	252	38	—	290	52,725	53,015
Purchased credit impaired	1,372	1,554	901	3,827	24,565	28,392
Total	$12,791	$4,011	$4,366	$21,168	$1,869,851	$1,891,019

The following table presents the recorded investment in non-accrual loans, past due loans over 89 days and accruing and troubled debt restructurings (“TDR”) by class of loans as of June 30, 2021 and December 31, 2020 (in thousands):

	Non-Accrual	Past Due Over 89 Days and Accruing	Troubled Debt Restructurings
June 30, 2021
Commercial real estate	$120	$1,165	$1,165
Consumer real estate	1,289	112	666
Construction and land development	—	12	—
Commercial and industrial	383	—	64
Consumer	31	11	—
Other	—	—	—
Purchased credit impaired	2,162	55	—
Total	$3,985	$1,355	$1,895

December 31, 2020
Commercial real estate	$130	$1,176	$1,176
Consumer real estate	1,821	342	685
Construction and land development	107	—	—
Commercial and industrial	470	1,205	67
Consumer	9	5	—
Other	—	—	—
Purchased credit impaired	2,279	567	—
Total	$4,816	$3,295	$1,928

As of June 30, 2021 and December 31, 2020, all loans classified as nonperforming were deemed to be impaired.

As of June 30, 2021 and December 31, 2020, the Company had a recorded investment in TDR of $1.9 million. The Company had no specific allowance for those loans at June 30, 2021 or December 31, 2020 and there were no commitments to lend additional amounts. Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s loan policy. Loans accounted for as TDR are individually evaluated for impairment. In accordance with interagency guidance, short term deferrals granted due to the COVID-19 pandemic are not considered TDR unless the borrower was experiencing financial difficulty prior to the pandemic.

There were no new TDR identified during the three or six months ended June 30, 2021 or 2020. There were no TDR for which there was a payment default within twelve months following the modification during the three or six months ended June 30, 2021 or 2020.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

Purchased Credit Impaired Loans

The following table presents changes in the carrying value of PCI loans (in thousands) for the periods indicated:

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Balance at beginning of period	$27,075	$28,392
Change due to payments received and accretion	(4,310)	(5,627)
Balance at end of period	$22,765	$22,765

The following table presents changes in the accretable yield for PCI loans (in thousands) for the periods indicated:

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Balance at beginning of period	$3,676	$4,068
Accretion	(507)	(899)
Balance at end of period	$3,169	$3,169

PCI loans had no impact on the ALL for the three or six months ended June 30, 2021.

NOTE 4 – PREMISES AND EQUIPMENT

The Company leases certain premises and equipment under operating leases. At June 30, 2021, the Company had lease liabilities totaling $12.6 million and right-of-use assets totaling $11.8 million related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. At June 30, 2021, the weighted average remaining lease term for operating leases was 9.5 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.44%.

Lease costs were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Operating lease cost	$511	$1,074
Short-term lease cost	—	—
Variable least cost	—	—
Total lease cost	$511	$1,074

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the three or six months ended June 30, 2021 or 2020.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows (in thousands):

June 30, 2021
Lease payments due:
2021	$864
2022	1,751
2023	1,717
2024	1,425
2025	1,393
2026 and thereafter	7,549
Total undiscounted cash flows	14,699
Discount on cash flows	(2,139)
Total lease liability	$12,560

NOTE 5 – SHORT TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

The Company had no outstanding advances as of June 30, 2021 compared to $10 million as of December 31, 2020.

Advances from the FHLB are collateralized by investment securities with a market value of $2.3 million, FHLB stock and certain commercial and residential real estate mortgage loans totaling $890.5 million under a blanket mortgage collateral agreement. At June 30, 2021, the amount of available credit from the FHLB totaled $507 million.

Subordinated Notes

The Company issued $30.0 million of fixed-to-floating rate subordinated notes during the third quarter of 2020, which were recorded net of issuance costs of $0.6 million, that mature June 30, 2030. Beginning on or after June 30, 2025, the Company may redeem the notes, in whole or in part, at their principal amount plus any accrued and unpaid interest. The notes have a fixed interest rate of 5.25% per annum for the first five years. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate (which is expected to be Three-Month Term SOFR) plus 513 basis points. The carrying value of subordinated notes was $29.5 million at June 30, 2021 and $29.4 million at December 31, 2020.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods ended June 30, 2021 and 2020 (in thousands):

		Unrealized Gains
	Gains and	and Losses
	Losses on	on Available
	Cash Flow	for Sale
	Hedges	Securities	Total
Six Months Ended June 30, 2021
Beginning balance	$—	$7,728	$7,728
Other comprehensive loss before reclassification, net of tax	—	(5,637)	(5,637)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(10)	(10)
Net current period other comprehensive loss	—	(5,647)	(5,647)
Ending Balance	$—	$2,081	$2,081

Six Months Ended June 30, 2020
Beginning balance	$(2,679)	$4,062	$1,383
Other comprehensive income before reclassification, net of tax	—	3,287	3,287
Amounts reclassified from accumulated other comprehensive income, net of tax	511	(30)	481
Net current period other comprehensive income	511	3,257	3,768
Ending Balance	$(2,168)	$7,319	$5,151

The following amounts were reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020 (in thousands):

					Affected Line Item
Details about Accumulated Other	Three Months Ended June 30,		Six Months Ended June 30,		in the Statement Where
Comprehensive Income (Loss) Components	2021	2020	2021	2020	Net Income is Presented
Realized losses on cash flow hedges	$—	$(205)	$—	$(406)	Interest expense - money market accounts
	—	(53)	—	(105)	Interest expense - Federal Home Loan Bank advances
	—	—	—	—	Income tax benefit (expense)
	$—	$(258)	$—	$(511)	Net of tax
Realized gains (losses) on available- for-sale securities	$(13)	$13	$13	$40	Net gain (loss) on sale of securities
	3	(2)	(3)	(10)	Income tax (expense) benefit
	$(10)	$11	$10	$30	Net of tax

NOTE 7 – INCOME TAXES

The Company’s effective tax rate for the three and six month periods ended June 30, 2021 was 19.0% and 20.4%, respectively, compared to 22.2% and 13.6% for the three and six months ended June 30, 2020, respectively.

The effective tax rate for the three and six month periods ended June 30, 2021 compared favorably to the statutory federal rate of 21% and Tennessee excise tax rate of 6.5% primarily due to investments in qualified municipal securities, company owned life insurance, tax benefits of CapStar Bank’s real estate investment trust subsidiary, community investment tax credits, and tax benefits associated with share-based compensation, net of the effect of certain non-deductible expenses.

The increase in the effective tax rate from the six month period ended June 30, 2020 is largely the result of the impact of certain provisions under the CARES Act, which were effective for 2020. The CARES Act permitted NOL’s arising in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back five taxable years. This enabled the Company to carry back losses incurred during the taxable year 2018 to prior years with a higher statutory tax rate, creating a permanent tax rate benefit. As a result, the Company recorded an income tax benefit of $0.8 million related to the permanent tax rate benefit during the first six months of 2020.

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

The following table sets forth outstanding financial instruments whose contract amounts represent credit risk as of June 30, 2021 and December 31, 2020 (in thousands):

	Contract or notional amount
	June 30, 2021	December 31, 2020
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$789,282	$804,520
Standby letters of credit	8,650	10,403
Total	$797,932	$814,923

The Company is party to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims as of June 30, 2021, will not have a material impact on the financial statements of the Company.

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

Interest Rate Swaps Designated as Cash Flow Hedges

There were no interest rate swaps designated as cash flow hedges as of June 30, 2021 and December 31, 2020. The Company previously terminated an interest rate swap during 2019, which resulted in a termination fee of $1.5 million which continued to be amortized as the corresponding hedged items, consisting of LIBOR-based brokered deposits and FHLB borrowings, were expected to remain outstanding until the initial maturities of the terminated swaps. However, during the year ended December 31, 2020, it was determined that in light of the Company’s surplus liquidity position this funding was expected to be terminated at the next renewal date and thus the previously terminated interest rate swaps which had been designated as cash flow hedges were no longer deemed effective, therefore, remaining unrealized losses of $1.9 million included in accumulated other comprehensive income were recognized in net income. There are no other interest rate swap related unrealized gains or losses in accumulated other comprehensive income as of June 30, 2021.

Other Interest Rate Swaps

The Company enters into swaps to facilitate customer transactions and meet their financing needs. Upon entering into these transactions the Company enters into offsetting positions with large U.S. financial institutions in order to minimize market risk to the Company. A summary of the Company’s customer related interest rate swaps was as follows (in thousands):

	June 30, 2021		December 31, 2020
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$63,255	$(2,332)	$59,946	$(2,740)
Pay variable/receive fixed swaps	63,255	2,332	59,946	2,740
Total	$126,510	$—	$119,892	$—

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

The net (losses) gains relating to mortgage banking derivative instruments included in mortgage banking income were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2021	June 30, 2021
Mortgage loan interest rate lock commitments	$499	$(1,307)
Mortgage-backed securities forward sales commitments	(469)	612
Total	$30	$(695)

The amount and fair value of mortgage banking derivatives included in the consolidated balance sheets were as follows (in thousands):

	June 30, 2021		December 31, 2020
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Included in other assets:
Mortgage loan interest rate lock commitments	$86,867	$1,300	$88,303	$2,607
Included in other liabilities:
Mortgage-backed securities forward sales commitments	$94,500	$(14)	$87,000	$(626)

NOTE 10 – STOCK OPTIONS AND RESTRICTED SHARES

On April 23, 2021, the shareholders of CapStar Financial Holdings, Inc. approved the 2021 Stock Incentive Plan (The "Plan"). The Plan provides for the grant of stock-based incentives, including stock options, restricted stock units, performance awards and restricted stock, to employees, directors and service providers that are subject to forfeiture until vesting conditions have been satisfied by the award recipient under the terms of the award. The Plan is intended to help align the interests of employees and our shareholders and reward our employees for improved Company performance. The Plan reserved 1,168,543 shares of stock for issuance of stock incentives. Stock incentives include both restricted share and stock option grants. Total shares issuable under the plan were 1,168,543 as of June 30, 2021.

The Company has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock-based compensation expense before income taxes	$447	$541	$796	$901
Less: deferred tax benefit	(117)	(141)	(208)	(236)
Reduction of net income	$330	$400	$588	$665

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

The recipients have the right to vote and receive dividends but cannot sell, transfer, assign, pledge, hypothecate, or otherwise encumber the restricted stock until the shares have vested. A summary of the changes in the Company’s nonvested restricted shares for the six months ended June 30, 2021 follows:

		Weighted
		Average
	Restricted	Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at beginning of period	148,414	$14.39
Granted	140,549	14.81
Vested	(55,819)	15.50
Forfeited	(18,994)	14.34
Nonvested at end of period	214,150	$14.03

As of June 30, 2021, there was $2.3 million of unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested during the six months ended June 30, 2021 was $1.0 million.

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

A summary of the activity in stock options for the six months ended June 30, 2021 follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at beginning of period	226,589	$11.73
Granted	—	—
Exercised	(90,429)	11.58
Forfeited or expired	—	—
Outstanding at end of period	136,160	$11.82	5.3
Fully vested and expected to vest	136,160	$11.82	5.0
Exercisable at end of period	119,493	$11.40	5.0

Information related to stock options during each year follows:

	2021	2020
Intrinsic value of options exercised	$748,558	$188,662
Cash received from option exercises	1,025,496	105,847
Tax benefit realized from option exercises	148,312	16,524
Weighted average fair value of options granted	—	—

As of June 30, 2021, there was $0.1 million of unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 0.9 years.

NOTE 11 – REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by the Federal Reserve and the Bank is also subject to the regulatory capital requirements of the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that could, in that event, have a material adverse effect on the institutions’ financial statements. The relevant regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting principles. The capital classifications of the Company and the Bank are also subject to qualitative judgments by their regulators about components, risk weightings, and other factors. Those qualitative judgments could also affect the capital status of the Company and the Bank and the amount of dividends the Company and the Bank may distribute. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2021, the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

The Company’s and the Bank’s capital amounts and ratios as of June 30, 2021 and December 31, 2020 are presented in the following table (dollars in thousands).

	Actual		Minimum capital requirement (1)		Minimum to be well-capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2021:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$360,720	16.13%	$178,960	8.0%	N/A	N/A
CapStar Bank	346,749	15.58	178,017	8.0	$222,522	10%
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	308,160	13.78	134,220	6.0	N/A	N/A
CapStar Bank	323,676	14.55	133,513	6.0	178,017	8.00
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	308,160	13.78	100,665	4.5	N/A	N/A
CapStar Bank	307,176	13.80	100,135	4.5	144,639	6.50
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	308,160	10.17	121,191	4.0	N/A	N/A
CapStar Bank	323,676	10.73	120,707	4.0	150,884	5.00

At December 31, 2020:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$338,426	16.03%	$168,910	8.0%	N/A	N/A
CapStar Bank	324,152	15.36	168,808	8.0	$211,010	10.0
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	285,439	13.52	126,682	6.0	N/A	N/A
CapStar Bank	300,588	14.25	126,606	6.0	168,808	8.0
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	285,439	13.52	95,012	4.5	N/A	N/A
CapStar Bank	284,088	13.46	94,954	4.5	137,156	6.5
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	285,439	9.60	118,877	4.0	N/A	N/A
CapStar Bank	300,588	10.12	118,780	4.0	148,476	5.0

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

NOTE 12 – EARNINGS PER SHARE

The following is a summary of the basic and diluted earnings per share calculation for the three and six month periods ended June 30, 2021 and 2020 (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Basic net income per share calculation:
Numerator – Net income	$12,076	$6,181	$23,106	$7,527
Denominator – Average common shares outstanding	22,133,759	18,307,083	22,089,874	18,349,998
Basic net income per share	$0.55	$0.34	$1.05	$0.41
Diluted net income per share calculation:
Numerator – Net income	$12,076	$6,181	$23,106	$7,527
Denominator – Average common shares outstanding	22,133,759	18,307,083	22,089,874	18,349,998
Dilutive shares contingently issuable	65,070	12,923	48,178	31,868
Average diluted common shares outstanding	22,198,829	18,320,006	22,138,052	18,381,866
Diluted net income per share	$0.54	$0.34	$1.04	$0.41

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

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Appraisals may be adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and/or management’s expertise and knowledge of the collateral. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The Company had no other real estate owned carried at fair value at June 30, 2021 or December 31, 2020.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair value measurements at June 30, 2021
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U. S. government agency securities	$12,679	$—	$12,679	$—
State and municipal securities	86,132	—	86,132	—
Mortgage-backed securities	337,600	—	337,600	—
Asset-backed securities	3,343	—	3,343	—
Other debt securities	60,585	—	60,585	—
Loans held for sale	69,940	—	69,940	—
Derivative assets:
Non-hedging derivatives:
Interest rate swaps - customer related	2,332	—	2,332	—
Mortgage loan interest rate lock commitments	1,300	—	—	1,300
Liabilities:
Derivative liabilities:
Non-hedging derivatives:
Derivative Liabilities - customer related	(2,332)	—	(2,332)	—
Mortgage-backed securities forward sales commitments	(14)	—	(14)	—

	Fair value measurements at December 31, 2020
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U. S. government agency securities	$16,391	$—	$16,391	$—
State and municipal securities	91,928	—	91,928	—
Mortgage-backed securities	336,363	—	336,363	—
Asset-backed securities	3,193	—	3,193	—
Other debt securities	38,340	—	38,340	—
Loans held for sale	97,303	—	97,303	—
Derivative assets:
Non-hedging derivatives:
Interest rate swaps - customer related	2,740	—	2,740	—
Mortgage loan interest rate lock commitments	2,607	—	—	2,607
Liabilities:
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps - customer related	(2,740)	—	(2,740)	—
Mortgage-backed securities forward sales commitments	(626)	—	(626)	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2021 and 2020 (in thousands):

	Mortgage Loan Interest Rate
	Lock Commitments
	2021	2020

Balance of recurring Level 3 assets at January 1st	$2,607	$648
Total gains or losses for the period:
Included in mortgage banking income	(1,307)	2,995
Balance of recurring Level 3 assets at June 30th	$1,300	$3,643

The following table presents quantitative information about recurring Level 3 fair value measurements (dollars in thousands):

				Range
	Fair	Valuation		(Weighted-
June 30, 2021	Value	Technique(s)	Unobservable Input(s)	Average)
Assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	$1,300	Consensus pricing	Origination pull-through rate	57% - 98% (79%)

				Range
	Fair	Valuation		(Weighted-
December 31, 2020	Value	Technique(s)	Unobservable Input(s)	Average)
Assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	$2,607	Consensus pricing	Origination pull-through rate	54% - 91% (74%)

Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

Fair value measurements at June 30, 2021
Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(level 1)	(level 2)	(level 3)
Assets:
Impaired loans:
Commercial and industrial	$77	—	—	77

Fair value measurements at December 31, 2020
Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(level 1)	(level 2)	(level 3)
Assets:
Impaired loans:
Commercial and industrial	$36	—	—	36

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a non-recurring basis (dollars in thousands):

				Range
	Fair	Valuation		(Weighted-
June 30, 2021	Value	Technique(s)	Unobservable Input(s)	Average)
Impaired loans:
Commercial and industrial	$77	Sales Comparison approach	Appraisal discounts	10%

				Range
	Fair	Valuation		(Weighted-
December 31, 2020	Value	Technique(s)	Unobservable Input(s)	Average)
Impaired loans:
Commercial and industrial	$36	Sales Comparison approach	Appraisal discounts	10%

Fair Value of Financial Instruments

The carrying value and estimated fair values of the Bank’s financial instruments at June 30, 2021 and December 31, 2020 were as follows (in thousands):

	June 30, 2021		December 31, 2020
	Carrying		Carrying		Fair value
	amount	Fair value	amount	Fair value	level of input
Financial assets:
Cash and due from banks, interest-bearing deposits in financial institutions	$429,367	$429,367	$277,439	$277,439	Level 1
Federal funds sold	19,900	19,900	—	—	Level 1
Securities available-for-sale	500,339	500,339	486,215	486,215	Level 2
Securities held-to-maturity	2,395	2,464	2,407	2,504	Level 2
Loans held for sale	148,251	149,622	179,669	180,698	Level 2
Restricted equity securities	14,720	N/A	15,562	N/A	N/A
Loans held for investment	1,907,820	1,905,531	1,891,019	1,900,647	Level 3
Accrued interest receivable	7,823	7,823	8,771	8,771	Level 2
Other assets	82,775	82,775	46,381	46,381	Level 2 / Level 3
Financial liabilities:
Deposits	2,780,194	2,623,634	2,568,001	2,472,860	Level 3
Subordinated notes	29,487	31,097	39,423	41,400	Level 2
Other liabilities	2,688	2,688	3,334	3,334	Level 3

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our financial condition at June 30, 2021 and December 31, 2020 and our results of operations for the three and six months ended June 30, 2021 and 2020.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements.  The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere in this Report and our 2020 10-K. Annualized results for interim periods may not be indicative of results for the full year or future periods.

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

Overview

The second quarter of 2021 resulted in $0.54 diluted net income per share of common stock, an increase of 58.8% compared to the second quarter of 2020. Annualized return on average assets was 1.57% for the second quarter of 2021 compared to 1.06% for the same period in 2020.

For the six months ended June 30, 2021, diluted net income per share of common stock was $1.04, an increase of 153.7% compared to the same periods in 2020. Annualized return on average assets was 1.51% for the six months ended June 30, 2021 compared to 0.69% for the same period in 2020.

At June 30, 2021, loans increased to $1.91 billion, as compared to $1.89 billion at December 31, 2020.  Total deposits increased to $2.78 billion at June 30, 2021 from $2.57 billion at December 31, 2020.

As the COVID-19 global pandemic (including various COVID-19 variants) has continued, the Company continues its proactive approach to protect our team members and their families. The Pandemic Committee continues to meet and discuss the health and safety of employees as well as to discuss updates provided by the CDC, state and local authorities. As vaccines have been deployed and rates of infection have begun to improve across the footprint, the Company has continued to move from a remote working environment. Beginning March 1, 2021 the remaining non-financial center employees across the bank began the process of transitioning back to the office environment with continued safety protocols established in larger capacity environments. Best practices around social distancing, mask usage and cleaning of work areas has been incorporated into the daily work practice according to state, local and CDC recommendations. At this time, all financial centers and support operations centers are operating in a non-remote environment.

In an effort to provide relief to clients most impacted by the pandemic, CapStar Bank proactively offered a 90-day full deferment of all loan payments to CapStar borrowers that were less than 30 days past due. As a result, approximately 700 loans (representing approximately $452 million in outstanding loan balances) were approved for payment deferment during the second quarter of 2020. As of June 30, 2021 the remaining loans still under deferment has been reduced to less than 10 loans (representing approximately $39.5 million in outstanding loan balances). As of June 30, 2021, the outstanding balance of loans originated under the PPP totaled approximately $109.9 million and was included in commercial and industrial loans.

As the pandemic continues, we will continue to assess the impact on our market. While it is uncertain losses will materialize in the future, we continue to proactively work with our clients and evaluate the potential impact of the pandemic on them and us.

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

Net interest income increased $5.4 million, or 30.3%, for the three months ended June 30, 2021, compared to the same period in 2020 and increased $10.9 million, or 31.7% for the six months ended June 30, 2021 compared to the same period in 2020.  Net interest margin increased to 3.26% for the three months ended June 30, 2021, compared with 3.23% for the same period of 2020 and decreased to 3.19% for the six months ended June 30, 2021, compared with 3.35% for the same period of 2020.

Provision for loan losses resulted in a release of $1.1 million for the second quarter of 2021 compared to a provision of $1.6 million during the comparable period of 2020. The release in the second quarter of 2021 was primarily attributable to improved asset quality trends, significant improvement in a specific classified loan, and other qualitative factors. Net charge-offs for the second quarter of 2021 were $58 thousand compared to $703 thousand for the comparable period of 2020. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for the estimated probable inherent losses on outstanding loans. Our allowance for loan losses at June 30, 2021 was 1.19% of total loans compared to 1.32% as of June 30, 2020.

Total non-interest income for the second quarter of 2021 decreased $0.9 million, or 8.7%, compared with the same period in 2020, and comprised 28% of total revenues. The decrease is attributable to mortgage banking returning to more normalized levels. For the six months ended June 30, 2021, total non-interest income increased $3.2 million, or 24.0%, compared with the same period in 2020, and comprised 29% of total revenues. These increases were primarily the result of higher interchange and debit card transaction fees as a result of the recent acquisitions, as well as Tri-Net and SBA lending.

Total non-interest expense for the three months ended June 30, 2021 remained relatively flat compared to the same period in 2020, and increased for the six months ended June 30, 2021 by $3.3 million, or 10.1%, primarily due to higher incentive compensation and data processing and software expenses. Our efficiency ratio for the three months ended June 30, 2021 was 57.97% compared to 66.44% for the same period in 2020. For the six months ended June 30, 2021 our efficiency ratio was 56.05% compared to 64.95% for the same period in 2020.

Tangible common equity, a non-GAAP measure, is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. Our ratio of tangible common equity to total tangible assets was 9.83% as of June 30, 2021, compared with 10.00% at December 31, 2020. See “—Non-GAAP Financial Measures” for a discussion of and reconciliation to the most directly comparable U.S. GAAP measure.

The following sections provide more details on subjects presented in this overview.

(a)
Results of Operations

The following is a summary of our results of operations:

			2021 - 2020			2021 - 2020
	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Increase	June 30,		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
Interest income	$24,832	$20,741	19.7%	$49,110	$42,479	15.6%
Interest expense	1,800	3,066	(41.3)%	3,897	8,143	(52.1)%
Net interest income	23,032	17,675	30.3%	45,213	34,336	31.7%
Provision for loan losses	(1,065)	1,624	(165.6)%	(415)	9,177	(104.5)%
Net interest income after provision for loan losses	24,097	16,051	50.1%	45,628	25,159	81.4%
Noninterest income	9,883	10,823	(8.7)%	19,897	16,697	24.0%
Noninterest expense	19,080	18,934	0.8%	36,492	33,145	10.1%
Net income before income taxes	14,900	7,940	87.7%	29,033	8,711	241.3%
Income tax expense (benefit)	2,824	1,759	60.5%	5,927	1,184	400.5%
Net income	$12,076	$6,181	95.4%	$23,106	$7,527	216.5%

Basic net income per share of common stock	$0.55	$0.34	61.8%	$1.05	$0.41	155.0%
Fully diluted net income per share of common stock	$0.54	$0.34	58.8%	$1.04	$0.41	154.9%

Annualized return on average assets and annualized return on average shareholders’ equity were 1.57% and 13.50%, respectively, for the second quarter of 2021, compared with 1.06% and 8.83%, respectively, for the same period in 2020.

Annualized return on average assets and annualized return on average shareholders’ equity were 1.51% and 13.13%, respectively, for the six months ended June 30, 2021, compared with 0.69% and 5.40%, respectively, for the same period in 2020.

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

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and six month periods ended June 30, 2021 and 2020:

	For the Three Months Ended June 30,
	2021			2020
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$1,948,638	$21,412	4.41%	$1,560,626	$17,459	4.50%
Loans held for sale	138,093	1,160	3.37%	176,193	1,627	3.71%
Securities:
Taxable investment securities (2)	446,696	1,800	1.61%	194,876	1,236	2.54%
Investment securities exempt from federal income tax (3)	61,899	356	2.91%	43,886	312	3.60%
Total securities	508,595	2,156	1.77%	238,762	1,548	2.73%
Cash balances in other banks	235,212	101	0.17%	237,738	107	0.18%
Funds sold	18,319	3	0.06%	1	—	1.27%
Total interest-earning assets	2,848,857	24,832	3.51%	2,213,320	20,741	3.78%
Noninterest-earning assets	229,891			136,701
Total assets	$3,078,748			$2,350,021
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$927,210	379	0.16%	$691,063	831	0.48%
Savings and money market deposits	589,006	295	0.20%	492,682	731	0.60%
Time deposits	424,226	732	0.69%	336,132	1,416	1.69%
Total interest-bearing deposits	1,940,442	1,406	0.29%	1,519,877	2,978	0.79%
Borrowings and repurchase agreements	29,467	394	5.36%	11,131	88	3.16%
Total interest-bearing liabilities	1,969,909	1,800	0.37%	1,531,008	3,066	0.81%
Noninterest-bearing deposits	721,751			512,046
Total funding sources	2,691,660			2,043,054
Noninterest-bearing liabilities	28,238			25,353
Shareholders’ equity	358,850			281,614
Total liabilities and shareholders’ equity	$3,078,748			$2,350,021
Net interest spread (4)			3.14%			2.98%
Net interest income/margin (5)		$23,032	3.26%		$17,675	3.23%

Footnotes appear below second table

	For the Six Months Ended June 30,
	2021			2020
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$1,943,613	$42,135	4.37%	$1,490,941	$35,477	4.79%
Loans held for sale	146,836	2,451	3.37%	178,297	3,346	3.77%
Securities:
Taxable investment securities (2)	439,090	3,559	1.62%	188,347	2,554	2.71%
Investment securities exempt from federal income tax (3)	63,260	728	2.91%	44,302	633	3.62%
Total securities	502,350	4,287	1.78%	232,649	3,187	2.88%
Cash balances in other banks	266,791	234	0.18%	166,871	469	0.57%
Funds sold	9,286	3	0.07%	36	—	2.77%
Total interest-earning assets	2,868,876	49,110	3.47%	2,068,794	42,479	4.15%
Noninterest-earning assets	209,870			135,869
Total assets	$3,078,746			$2,204,663
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$935,883	826	0.18%	$652,459	2,732	0.84%
Savings and money market deposits	586,312	608	0.21%	496,399	2,283	0.92%
Time deposits	441,209	1,663	0.76%	316,913	2,897	1.84%
Total interest-bearing deposits	1,963,404	3,097	0.32%	1,465,771	7,912	1.09%
Borrowings and repurchase agreements	31,661	800	5.09%	16,060	231	2.90%
Total interest-bearing liabilities	1,995,065	3,897	0.39%	1,481,831	8,143	1.11%
Noninterest-bearing deposits	699,464			418,008
Total funding sources	2,694,529			1,899,839
Noninterest-bearing liabilities	29,429			24,742
Shareholders’ equity	354,788			280,082
Total liabilities and shareholders’ equity	$3,078,746			$2,204,663
Net interest spread (4)			3.08%			3.04%
Net interest income/margin (5)		$45,213	3.19%		$34,336	3.35%

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

The net interest margin was 3.26% and 3.23% for the second quarter of 2021 and 2020, respectively.  For the six months ended June 30, 2021 and 2020, the net interest margin was 3.19% and 3.35%, respectively.  The decrease in net interest margin for the six months ended June 30, 2021 compared to June 30, 2020 was primarily due to declining yields on earning assets and continues to be impacted by revenues related to PPP loans, as well as significant growth in deposit balances over the past year.

The decreases in average loan yields, shown above, for the three and six month periods ended June 30, 2021, were due to the impact of lower market interest rates on yields of new loan originations and yields of existing variable rate loans and was triggered by the Federal Reserve reducing the Federal Funds target rate by 1.50% in March 2020, one of numerous actions intended to offset the pandemic's impact on the U.S. economy. This decrease was partially offset by fees recognized on PPP loans. Average loans at June 30, 2021 increased 24.5% and 30.4% compared to the three month and six month 2020 comparable periods as a result of the FCB and BOW acquisitions, the Company’s active participation in the SBA’s Paycheck Protection Program (“PPP”), additional bankers in the Nashville and Knoxville MSA, and continued focus on attracting new clients.

For the three and six month periods ended June 30, 2021, average security yields decreased compared to the 2020 comparable periods, primarily due to the impact of lower market interest rates on the yields of securities purchased to replace security maturities and paydowns, and the Company’s purchase of additional conservative lower yield securities to deploy a portion of pandemic-related deposit growth.

The Company continued to experience favorable deposit trends. The Company experienced a favorable mix shift as non-interest bearing deposits represented 27.1% and 26.3% of total deposits for the three and six month periods ending June 30, 2021, increases of 1.9% and 4.1%, respectively, versus the three and six month periods ending June 30, 2020. Deposit costs declined across all interest-bearing account types. Average funding sources increased 31.6% and 41.8% for the three and six month periods ended June 30, 2021 compared to the similar period in 2020. As shown in the tables above, the primary driver of our increased funding sources was growth in our average deposits, which was primarily driven by the FCB and BOW mergers as well as continued growth in our target markets, an enhanced focus on our deposit strategy, and increasing deposit balances from customers receiving COVID-19 related government stimulus funds. The COVID-19 related deposit increase, which led to a significant increase in interest bearing cash, was a major contributor to the net interest margin decline noted above as loan growth did not keep pace with deposit growth.

The average rate paid on interest-bearing liabilities was 0.37% for the second quarter compared to 0.81% for June 30, 2020. For the six months ended June 30, 2021 and 2020, the average rate paid on interest-bearing liabilities was 0.39% and 1.11%, respectively. The majority of this decrease was due to March 2020 decreases in the Federal Funds rate in response to the COVID-19 pandemic.

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

At June 30, 2021, our EAR static simulation results indicated that our balance sheet is asset sensitive to parallel shifts in interest rates. This indicates that our assets generally reprice faster than our liabilities, which results in a favorable impact to net interest income when market interest rates increase and an unfavorable impact to net interest income when market interest rates decline. Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity and decay rates, and key rate drivers. Because of the inherent use of these estimates and assumptions in the model, our actual results may, and most likely will, differ from our static EAR results. In addition, static EAR results do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates or client behavior. For example, as part of our asset/liability management strategy, management has the ability to increase asset duration and/or decrease liability duration in order to reduce asset sensitivity, or to decrease asset duration and/or increase liability duration in order to increase asset sensitivity.

The following table illustrates the results of our EAR analysis to determine the extent to which our net interest income over the next 12 months would change if prevailing interest rates increased or decreased immediately by the specified amounts.

Net interest income change
Increase 200bp	3.4%
Increase 100bp	1.2
Decrease 100bp	(2.8)

Provision for Loan Losses

Our policy is to maintain an allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses, which is a charge to earnings, is decreased by charge offs and increased by loan recoveries. Our allowance for loan losses as a percentage of total loans was 1.19% and 1.23% at June 30, 2021 and December 31, 2020, respectively.

The provision for loan losses amounted to $(1.1) million and $(0.4) million, respectively, for the three and six month periods ended June 30, 2021 compared to $1.6 million and $9.2 million, respectively, for the three and six month periods ended June 30, 2020. The release in the second quarter of 2021 was primarily attributable to improved asset quality trends, significant improvement in a specific classified loan, and other qualitative factors. Provision expense is impacted by the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs.

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at June 30, 2021. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise.

There are factors beyond our control, such as conditions in the local and national economy, local real estate markets, or particular industry or borrower-specific conditions, which may materially negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting increase in our provision for loan losses could be material. We continue to assess the impact of and developments in the COVID-19 pandemic to our loan portfolio based on several factors including the expected impact of the pandemic to our loan portfolio.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

			2021 - 2020			2021 - 2020
	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Increase	June 30,		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
Noninterest income:
Deposit service charges	$1,109	$691	60.5%	$2,211	$1,466	50.8%
Interchange and debit card transaction fees	1,227	729	68.3%	2,318	1,454	59.5%
Mortgage banking	3,910	7,123	(45.1)%	8,625	9,376	(8.0)%
Tri-Net	1,536	1,260	21.9%	2,679	1,860	44.1%
Wealth management	471	374	25.9%	931	781	19.3%
SBA lending	377	13	2800.0%	870	49	1684.3%
Net gain (loss) on sale of securities	(13)	13	(200.0)%	13	40	(67.9)%
Other noninterest income	1,266	620	104.2%	2,250	1,671	81.3%
Total noninterest income	$9,883	$10,823	(8.7)%	$19,897	$16,697	24.0%

The increase in deposit service charges for the three months ended June 30, 2021 compared to the same period in 2020 is related to our acquisitions of FCB and BOW, as well as growth in our commercial and consumer deposit accounts.

The increase in interchange and debit card transaction fees is due to increased transaction volume, which included new volume related to the FCB and BOW acquisitions.

Mortgage banking income consists of mortgage fee income from the origination and sale of mortgage loans. These mortgage fees are for loans originated in our markets that are subsequently sold to third-party investors. Mortgage origination fees will fluctuate from quarter to quarter as the rate environment changes. The decrease above is indicative of the mortgage market returning to more normalized levels.

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

Wealth management income is derived from advisory services offered to specific customers. The increase in wealth management fees for the three and six month periods ended June 30, 2021 compared to the same periods in 2020 was mostly driven by transaction volume, which can fluctuate from period to period.

The increase in SBA lending is primarily attributable to the Company’s gains on sales of guaranteed portions of SBA loans, which was driven by continued growth and development of our SBA lending program.

Other noninterest income primarily consists of loan related fees, bank-owned life insurance, and other service-related fees. The largest driver of the increase across both comparative periods relates to income from bank-owned life insurance policies purchased in the first quarter of 2021.

Noninterest Expense

The increase in total noninterest expense is primarily due to the FCB and BOW acquisitions and reflects expenses that we have incurred as we build the foundation to support our recent growth and enable us to execute our growth strategy. The following table presents the primary components of noninterest expense for the periods indicated.

			2021 - 2020			2021 - 2020
	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Increase	June 30,		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
Noninterest expense:
Salaries and employee benefits	$10,803	$12,305	(12.2)%	$20,229	$20,307	(0.4)%
Data processing and software	3,070	2,100	46.2%	5,898	3,964	48.8%
Occupancy	1,057	797	32.6%	2,165	1,616	33.9%
Equipment	980	680	44.1%	1,880	1,431	31.4%
Professional services	460	581	(20.8)%	1,165	1,216	(4.3)%
Regulatory fees	211	333	(36.6)%	467	496	(5.8)%
Acquisition related expenses	256	448	(42.9)%	323	738	(56.2)%
Amortization of intangibles	493	375	31.5%	1,001	761	31.5%
Other operating	1,750	1,315	33.1%	3,364	2,616	28.7%
Total noninterest expense	$19,080	$18,934	0.8%	$36,492	$33,145	10.1%

The change in salaries and employee benefits was driven primarily by a reduction in compensation associated with mortgage banking offset by increased costs related to our acquisitions of FCB and BOW and compensation associated with the Company's corporate incentive plan. At June 30, 2021, our associate base increased to 383 compared to 286 at June 30, 2020.

Data processing and software expense increased during both comparable periods presented due to increased transaction volumes related to the Company's recent acquisitions and services related to the processing of PPP loans.

The increase in occupancy expense during the periods presented was largely attributable to increased depreciation and other facilities related expenses associated with our acquisitions of FCB and BOW, as well as the increasing cost of managing our IT network.

Amortization of intangibles increased from June 30, 2020 to June 30, 2021 due to the new core deposit intangible recorded in the third quarter of 2020 in connection with the FCB and BOW acquisitions.

Our efficiency ratio was 57.97% and 66.44% for June 30, 2021 and June 30, 2020, respectively. For the six months ended June 30, 2021 and 2020, our efficiency ratio was 56.05% and 64.95%, respectively. The efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income and measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio improved in 2021 due to operational improvements and synergies achieved through the FCB and BOW acquisitions compounded by increased revenues and a continued emphasis on expense discipline.

Income Tax Provision

The Company’s effective tax rate for the three and six month periods ended June 30, 2021 was 19.0% and 20.4%, respectively, compared to 22.2% and 13.6% for the three and six month periods ended June 30, 2020, respectively. The decrease was primarily attributable to adjustments to the tax provision related to changes in tax strategy and updated expected results for the year. The increase in the effective tax rate from the six month period ended June 30, 2020 is largely the result of the impact of the provisions under the CARES Act, which were effective for 2020. The CARES Act permitted NOL’s arising in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back five taxable years. This enabled the Company to carry back losses incurred during the taxable year 2018 to prior years with a higher statutory tax rate, creating a permanent tax rate benefit. As a result, the Company recorded an income tax benefit of $0.8 million related to the permanent tax rate benefit during the six months ended June 30, 2020.

The effective tax rate for the three and six months ended June 30, 2021 compared favorably to the statutory federal rate of 21% and Tennessee excise tax rate of 6.5% primarily due to investments in qualified municipal securities, company owned life insurance, tax benefits of CapStar Bank’s real estate investment trust subsidiary, community investment tax credits, and tax benefits associated with share-based compensation, net of the effect of certain non-deductible expenses. The Company anticipates its effective tax rate for 2021 to be approximately 21.0 percent.

(b) Financial Condition

Balance Sheet

Total assets increased $225.4 million, or 7.5%, from $2.99 billion on December 31, 2020 to $3.21 billion on June 30, 2021. Loans held for investment grew $16.8 million, or 0.9%, in the first six months of 2021. Excluding PPP loans, loans held for investment increased $88.5 million, or 4.7%, for the same period. Loans held for sale decreased $31.4 million, or 17.5%, during the first six months of 2021.

Total liabilities increased $209.1 million, or 7.9%, from $2.64 billion on December 31, 2020 to $2.85 billion on June 30, 2021. Deposits increased $212.2 million, or 8.3%.

Our growth in cash, loans and deposits has been significantly influenced by the U.S. government’s various stimulus programs and their impact on our customers and economic uncertainty associated with the COVID-19 pandemic.

Loans

The composition of loans at June 30, 2021 and December 31, 2020 and the percentage of each classification to total loans are summarized as follows:

	June 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Commercial real estate - owner occupied	$200,725	10.5%	$162,603	8.6%
Commercial real estate - non-owner occupied	538,521	28.2%	481,229	25.4%
Consumer real estate	331,580	17.4%	343,791	18.2%
Construction and land development	198,448	10.4%	174,859	9.2%
Commercial and industrial	546,261	28.6%	630,775	33.4%
Consumer	45,898	2.4%	44,279	2.4%
Other	46,387	2.5%	53,483	2.8%
Total loans	$1,907,820	100.0%	$1,891,019	100.0%

At June 30, 2021, our loan portfolio composition remained relatively consistent with the composition at December 31, 2020. Our primary focus has been on commercial and industrial and commercial real estate lending, which constituted 67% of our loan portfolio as of June 30, 2021. Although we expect continued growth with respect to our loan portfolio, we do not expect any significant changes over the foreseeable future in the composition of our loan portfolio or in our emphasis on commercial lending. Our loan growth since inception has been reflective of the target market in which we serve. The commercial real estate category includes owner-occupied commercial real estate loans which are similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the affiliated business rather than on the valuation and cash flows of the real estate from unaffiliated tenants. Since 2009, our commercial and industrial and commercial real estate portfolios have continued to experience strong growth, primarily due to implementation of our relationship-based banking model and the success of our relationship managers in transitioning commercial banking relationships from other local financial institutions and in competing for new business from attractive small to mid-sized commercial clients. Many of our larger commercial clients have lengthy relationships with members of our senior management team or our relationship managers that date back to their employment by other financial institutions.

Non-Performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

	June 30, 2021	December 31, 2020
Non-accrual loans	$3,985	$4,816
Troubled debt restructurings	1,895	1,928
Loans past due over 89 days and still accruing	1,355	3,295

Non-performing loans	3,985	4,816
Other real estate owned	184	523
Non-performing assets	4,169	5,339
Non-performing loans as a percentage of total loans	0.21%	0.25%
Non-performing assets as a percentage of total assets	0.13%	0.18%

The following table sets forth the major classifications of non-accrual loans:

	June 30, 2021	December 31, 2020
Commercial real estate	$120	$130
Consumer real estate	1,289	1,821
Construction and land development	—	107
Commercial and industrial	383	470
Consumer	31	9
Other	—	—
Purchased credit impaired	2,162	2,279
Total loans	$3,985	$4,816

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

Our most liquid assets are comprised of cash and due from banks, interest-bearing deposits in financial institutions, available-for-sale marketable investment securities and federal funds sold. Liquid assets increased significantly versus December 31, 2020 primarily due to continued strong deposit inflows since the start of the pandemic which have substantially bolstered liquidity. Interest-bearing deposits in financial institutions totaled $360.6 million at June 30, 2021, an increase of $133.1 million from December 31, 2020. The fair value of the available-for-sale investment portfolio was $500.3 million at June 30, 2021, an increase of $14.1 million since December 31, 2020. We pledge portions of our investment securities portfolio to secure public fund deposits, derivative positions and Federal Home Loan Bank advances. At June 30, 2021, total investment securities pledged for these purposes comprised 40% of the estimated fair value of the investment portfolio, leaving $304.1 million of unpledged securities.

We have a large base of non-maturity customer deposits, defined as demand, savings, and money market deposit accounts. At June 30, 2021, such deposits totaled $2.4 billion and represented approximately 85% of our total deposits.

Other sources of funds available to meet daily needs include $507.0 million of borrowing capacity from the FHLB of Cincinnati, $311.3 million of borrowing capacity from the Federal Reserve Bank of Atlanta’s discount window and federal funds lines with correspondent banks totaling $125.0 million at June 30, 2021.

The principal source of cash for CapStar Financial Holdings, Inc. (the “Parent Company”) is dividends paid to it as the sole shareholder of the Bank. At June 30, 2021, the Bank was able to pay up to $51.5 million in dividends to the Parent Company without regulatory approval subject to the ongoing capital requirements of the Bank.

Accordingly, management currently believes that our funding sources are at sufficient levels to satisfy our short-term and long-term liquidity needs.

(d) Capital Resources

At June 30, 2021, shareholders’ equity totaled $359.8 million, an increase of $16.3 million since December 31, 2020. As of June 30, 2021, the Company and the Bank were well-capitalized under the regulatory framework for prompt corrective action. See the Consolidated Statement of Changes in Shareholders’ Equity as well as Notes 10 and 11 of the consolidated financial statements for further detail of the changes in equity since the end of 2020.

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

(dollars in thousands, except share and per share data)	June 30, 2021	December 31, 2020
Total equity	$359,752	$343,486
Less core deposit intangible	(7,629)	(8,630)
Less goodwill	(41,068)	(41,068)
Tangible common equity	$311,055	$293,788

Total assets	$3,212,390	$2,987,006
Less core deposit intangible	(7,629)	(8,630)
Less goodwill	(41,068)	(41,068)
Total tangible assets	$3,163,693	$2,937,308

Total shareholders' equity to total assets	11.20%	11.50%
Tangible common equity ratio	9.83%	10.00%
Total shares of common stock outstanding	22,165,547	21,988,803
Book value per share of common stock	$16.23	$15.62
Tangible book value per share of common stock	14.03	13.36

(f) Recently Issued Accounting Pronouncements

ASU 2016-13, Financial Instruments – Credit Losses

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments were originally to be effective for the Company for reporting periods beginning after December 15, 2019 with early adoption permitted for all organizations for periods beginning after December 15, 2018. However, in November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which finalized effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses standard. The Company is not required to adopt this standard until January l, 2023. The Company is currently assessing ASU 2016-13, timing of adoption, and its impact on its financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our market risk as of June 30, 2021 from that presented in our 2020 10-K. Information about our interest rate sensitivity is included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Simulation Sensitivity Analysis” of this Report and incorporated herein by this reference.

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

31.1

Certification of Chief Executive Officer of CapStar Financial Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

31.2

Certification of Chief Financial Officer of CapStar Financial Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

32.1	Certification of Chief Executive Officer of CapStar Financial Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

32.2	Certification of Chief Financial Officer of CapStar Financial Holdings, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.

101

Interactive data files for Capstar Financial Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Comprehensive Income (unaudited); (iv) the Consolidated Statements in Shareholders’ Equity (unaudited); (v) the Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from Capstar Financial Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 (formatted in Inline XBRL and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTAR FINANCIAL HOLDINGS, INC.

By:	/s/ Denis J. Duncan
Denis J. Duncan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	August 5, 2021