Form 10-Q
period 2021-09-30
CapStar Financial Holdings, Inc.
filed 2021-11-04
CIK 1676479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of November 2, 2021
Common Stock, par value $1.00 per share	22,166,963

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, statements relating to the Company’s assets, business, cash flows, condition (financial or otherwise), credit quality, financial performance, liquidity, short and long-term performance goals, prospects, results of operations, strategic initiatives, the benefits, cost and synergies of completed acquisitions or dispositions, and the timing, benefits, costs and synergies of future acquisitions, disposition and other growth opportunities. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “aspire,” “estimate,” “intend,” “plan,” “project,” “projection,” “forecast,” “roadmap,” “goal,” “target,” “would,” and “outlook,” or the negative version of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based upon current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that such expectations, estimates and projections will be achieved. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict and that are beyond our control. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•
the continuing effects of the COVID-19 (and variants of that virus) pandemic upon us, our customers, employees, and third-party service providers, and the ultimate extent of the impacts of the pandemic on our business, including on our credit quality, business operations and liquidity, as well as its impact on general economic and financial market conditions;
•
deterioration in general business and economic conditions, or turbulence in domestic or global financial markets, which could adversely affect CapStar’s revenues and the values of our assets and liabilities, reduce the availability of funding, affect credit quality, and increase stock price volatility;
•
the inability to capitalize on opportunities to enhance market share in certain markets and the risk that the Company’s services may not be generally accepted in new markets;
•
the ability of the Company to meet expectations regarding the benefits, costs, synergies and financial and operational impact of the FCB Corporation (“FCB”) and the Bank of Waynesboro (“BOW”) acquisitions;
•
the possibility that any of the anticipated benefits, costs, synergies and financial and operational improvements of the FCB and BOW acquisitions will not be realized or will not be realized as expected;
•
economic conditions (including interest rate environment, government economic and monetary policies, the strength of global financial markets and inflation and deflation) that impact the financial services industry as a whole and/or our business;
•
the concentration of our business in our target markets and the effect of changes in the economic, political and environmental conditions on this market;
•
increased competition in the financial services industry, locally, regionally or nationally, which may adversely affect pricing and the other terms offered to our clients;
•
an increase in the cost of deposits, loss of deposits or a change in the deposit mix, which could increase our cost of funding; an increase in the costs of capital, which could negatively affect our ability to borrow funds, successfully raise additional capital or participate in strategic acquisition opportunities;
•
our dependence on our management team and board of directors and changes in our management and board composition;
•
our reputation in the community; our ability to execute our strategy to achieve our loan, return on average assets and efficiency ratio goals, hire seasoned bankers, and achieve deposit growth through organic growth and strategic acquisitions;
•
credit risks related to the size of our borrowers and our ability to adequately identify, assess and limit our credit risk;
•
our concentration of large loans to a small number of borrowers as well as to borrowers located within our target market;
•
the significant portion of our loan portfolio that originated during the past two years and therefore may less reliably predict future collectability than older loans;
•
the adequacy of reserves (including our allowance for loan losses) and the appropriateness of our methodology for calculating such reserves;
•
non-performing loans, leases and other non-performing assets;
•
charge-offs, non-accruals, troubled debt restructurings, impairments and other credit-related issues;
•
adverse trends in the healthcare service industry, which is an integral component of our target market’s economy and which could adversely affect the business operations of certain of our key borrowers;
•
our management of risks inherent in our commercial real estate loan portfolio, and the risk of a prolonged downturn in the real estate market, which could impair the value of our collateral and our ability to sell collateral upon any foreclosure;
•
changes in secondary market conditions for underwriting or repurchase of secondary mortgages;
•
continued compliance and adherence to underwriting and servicing of Government Guaranteed Loans;
•
our inability to realize operating efficiencies and tax savings from the implementation of our strategic plan;
•
our ability to comply with existing and changing governmental legislation and regulation, including Basel guidelines, capital requirements, accounting regulation or standards and other applicable laws and regulations;
•
the loss of large depositor relationships, which could force us to fund our business through more expensive and less stable sources;
•
operational and liquidity risks associated with our business, including liquidity risks inherent in correspondent banking;
•
volatility in interest rates and our overall management of interest rate risk, including managing the sensitivity of our interest-earning assets and interest-bearing liabilities to interest rates, and the impact to our earnings from a change in interest rates;
•
the potential for our Bank’s regulatory lending limits and other factors related to our size to restrict our growth and prevent us from effectively implementing our business strategy;
•
our ability to identify and thereafter consummate strategic acquisitions that may be necessary in order to achieve our goals;
•
the sufficiency of our capital, including sources of capital and the extent to which we may be required to raise additional capital to meet our goals;
•
fluctuations in the fair value of our investment securities that are beyond our control;
•
deterioration in the fiscal position of the U.S. government and downgrades in Treasury and federal agency securities;
•
potential exposure to fraud, negligence, computer theft and cyber-crime;
•
the adequacy of our risk management framework;
•
our dependence on our information technology and telecommunications systems and the potential for any systems failures or interruptions;
•
threats to and breaches of our information technology systems and data security, including cyber-attacks; our dependence upon outside third parties for the processing and handling of our records and data;
•
our ability to adapt to technological change;
•
the financial soundness of other financial institutions;
•
our exposure to environmental liability risk associated with our lending activities;

•
our engagement in derivative transactions;
•
our involvement from time to time in legal proceedings and examinations and remedial actions by regulators;
•
our involvement from time to time in litigation or other proceedings instituted by or against shareholders, customers, employees or third parties and the cost of legal fees associated with such litigation or proceedings;
•
the susceptibility of our market to natural disasters and acts of God; and
•
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2021
	(unaudited)	December 31, 2020
Assets
Cash and due from banks	$51,929	$40,191
Interest-bearing deposits in financial institutions	287,438	237,248
Federal funds sold	19,900	—
Total cash and cash equivalents	359,267	277,439
Securities available-for-sale, at fair value	483,778	486,215
Securities held-to-maturity, fair value of $1,847 and $2,504 at September 30, 2021 and December 31, 2020, respectively	1,788	2,407
Loans held for sale, includes $79,842 and $97,303 measured at fair value at September 30, 2021 and December 31, 2020, respectively	176,488	186,998
Loans held for investment	1,894,249	1,883,690
Less allowance for loan losses	(22,533)	(23,245)
Loans, net	1,871,716	1,860,445
Premises and equipment, net	25,886	26,689
Restricted equity securities	14,443	15,562
Accrued interest receivable	7,606	8,771
Goodwill	41,068	41,068
Core deposit intangible, net	7,152	8,630
Other real estate owned, net	349	523
Other assets	122,586	72,259
Total assets	$3,112,127	$2,987,006
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$718,299	$662,934
Interest-bearing	963,460	844,101
Savings and money market accounts	601,359	591,438
Time	391,274	469,528
Total deposits	2,674,392	2,568,001
Federal Home Loan Bank advances	—	10,000
Subordinated notes	29,499	29,423
Other liabilities	37,908	36,096
Total liabilities	2,741,799	2,643,520
Shareholders’ equity:
Common stock, voting, $1 par value; 25,000,000 shares authorized; 22,165,760 and 21,988,803 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	22,166	21,989
Additional paid-in capital	248,322	246,890
Retained earnings	99,341	66,879
Accumulated other comprehensive income, net of tax	499	7,728
Total shareholders’ equity	370,328	343,486
Total liabilities and shareholders’ equity	$3,112,127	$2,987,006

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest income:
Loans, including fees	$22,350	$22,796	$66,936	$61,620
Securities:
Taxable	1,655	1,193	4,900	3,465
Tax-exempt	344	343	1,065	975
Federal funds sold	9	—	12	—
Restricted equity securities	161	139	482	421
Interest-bearing deposits in financial institutions	171	171	405	640
Total interest income	24,690	24,642	73,800	67,121
Interest expense:
Interest-bearing deposits	390	640	1,216	3,371
Savings and money market accounts	288	2,537	896	4,819
Time deposits	654	1,299	2,317	4,197
Federal Home Loan Bank advances	—	116	12	348
Subordinated notes	394	394	1,181	394
Total interest expense	1,726	4,986	5,622	13,129
Net interest income	22,964	19,656	68,178	53,992
Provision for loan losses	—	2,119	(415)	11,295
Net interest income after provision for loan losses	22,964	17,537	68,593	42,697
Noninterest income:
Deposit service charges	1,187	1,064	3,398	2,531
Interchange and debit card transaction fees	1,236	936	3,555	2,389
Mortgage banking	4,693	9,686	13,318	19,063
Tri-Net	1,939	668	4,618	2,528
Wealth management	481	382	1,412	1,162
SBA lending	911	476	1,781	525
Net gain on sale of securities	7	34	20	74
Other noninterest income	1,197	1,558	3,446	3,228
Total noninterest income	11,651	14,804	31,548	31,500
Noninterest expense:
Salaries and employee benefits	10,980	12,949	31,210	33,256
Data processing and software	2,632	2,353	8,530	6,317
Occupancy	1,028	999	3,193	2,615
Equipment	760	864	2,640	2,295
Professional services	469	638	1,634	1,854
Regulatory fees	279	397	746	893
Acquisition related expenses	—	2,548	323	3,286
Amortization of intangibles	477	539	1,478	1,300
Other operating	1,741	1,452	5,105	4,067
Total noninterest expense	18,366	22,739	54,859	55,883
Income before income taxes	16,249	9,602	45,282	18,314
Income tax expense	3,147	2,115	9,075	3,299
Net income	$13,102	$7,487	$36,207	$15,015
Per share information:
Basic net income per share of common stock	$0.59	$0.34	$1.64	$0.77
Diluted net income per share of common stock	$0.59	$0.34	$1.63	$0.77
Weighted average shares outstanding:
Basic	22,164,278	21,948,579	22,114,948	19,558,281
Diluted	22,218,402	21,960,490	22,165,130	19,583,448

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$13,102	$7,487	$36,207	$15,015
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Unrealized gains (losses) arising during the period	(2,123)	(440)	(9,748)	3,902
Reclassification adjustment for (gains) included in net income	(7)	(34)	(20)	(74)
Tax effect	548	(40)	2,539	(1,086)
Net of tax	(1,582)	(514)	(7,229)	2,742
Unrealized losses on cash flow hedges:
Reclassification adjustment for losses included in net income	—	2,167	—	2,679
Tax effect	—	—	—	—
Net of tax	—	2,167	—	2,679
Other comprehensive income (loss)	(1,582)	1,653	(7,229)	5,421
Comprehensive income	$11,520	$9,140	$28,978	$20,436

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share and per share data)

	Common Stock, voting		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	capital	earnings	income (loss)	equity
Balance December 31, 2019	18,361,922	$18,362	$207,083	$46,218	$1,383	$273,046
Net issuance (redemption) of restricted common stock	73,098	73	(196)	—	—	(123)
Stock-based compensation expense	—	—	360	—	—	360
Net exercise of common stock options	20,582	21	85	—	—	106
Repurchase of common stock	(147,800)	(148)	(1,289)	—	—	(1,437)
Common stock dividends declared ($0.05 per share)	—	—	—	(916)	—	(916)
Net income	—	—	—	1,346	—	1,346
Other comprehensive income	—	—	—	—	3,408	3,408
Balance March 31, 2020	18,307,802	18,308	206,043	46,648	4,791	275,790
Net issuance (redemption) of restricted common stock	(5,614)	(6)	7	—	—	1
Stock-based compensation expense	—	—	541	—	—	541
Common stock dividends declared ($0.05 per share)	—	—	—	(923)	—	(923)
Net income	—	—	—	6,181	—	6,181
Other comprehensive income	—	—	—	—	360	360
Balance June 30, 2020	18,302,188	18,302	206,591	51,906	5,151	281,950
Net issuance (redemption) of restricted common stock	13,899	14	(27)	—	—	(13)
Stock-based compensation expense	—	—	330	—	—	330
Issuance of common stock in conjunction with acquisitions	3,631,718	3,632	39,953	—	—	43,585
Common stock dividends declared ($0.05 per share)	—	—	—	(1,097)	—	(1,097)
Net income	—	—	—	7,487	—	7,487
Other comprehensive income	—	—	—	—	1,653	1,653
Balance September 30, 2020	21,947,805	$21,948	$246,847	$58,296	$6,804	$333,895

Balance December 31, 2020	21,988,803	$21,989	$246,890	$66,879	$7,728	$343,486
Net issuance (redemption) of restricted common stock	117,962	118	(216)	—	—	(98)
Stock-based compensation expense	—	—	349	—	—	349
Net exercise of common stock options	1,039	1	(1)	—	—	—
Repurchase of common stock	(27,260)	(27)	(435)	—	—	(462)
Common stock dividends declared ($0.05 per share)	—	—	—	(1,093)	—	(1,093)
Net income	—	—	—	11,030	—	11,030
Other comprehensive income	—	—	—	—	(9,425)	(9,425)
Balance March 31, 2021	22,080,544	22,081	246,587	76,816	(1,697)	343,787
Net redemption of restricted common stock	(2,926)	(3)	(27)	—	—	(30)
Stock-based compensation expense	—	—	447	—	—	447
Net exercise of common stock options	87,929	88	938	—	—	1,026
Common stock dividends declared ($0.06 per share)	—	—	—	(1,332)	—	(1,332)
Net income	—	—	—	12,076	—	12,076
Other comprehensive loss	—	—	—	—	3,778	3,778
Balance June 30, 2021	22,165,547	22,166	247,945	87,560	2,081	359,752
Net redemption of restricted common stock	(5,702)	(6)	(42)	—	—	(48)
Stock-based compensation expense	—	—	373	—	—	373
Net exercise of common stock options	5,915	6	46	—	—	52
Common stock dividends declared ($0.06 per share)	—	—	—	(1,321)	—	(1,321)
Net income	—	—	—	13,102	—	13,102
Other comprehensive loss	—	—	—	—	(1,582)	(1,582)
Balance September 30, 2021	22,165,760	$22,166	$248,322	$99,341	$499	$370,328

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net income	$36,207	$15,015
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	(415)	11,295
Accretion of discounts on acquired loans and deferred fees	(5,412)	(3,446)
Depreciation and amortization	2,615	2,261
Net amortization of premiums on investment securities	1,823	994
Net gain on sale of securities	(20)	(74)
Mortgage banking	(13,318)	(19,063)
Tri-Net	(4,618)	(2,528)
SBA lending	(1,781)	(525)
Net gain on disposal of premises and equipment	(21)	(303)
Net gain on sale of other real estate owned	(29)	(108)
Stock-based compensation	1,169	1,231
Deferred income tax expense	1,283	1,788
Origination of loans held for sale	(896,950)	(845,982)
Proceeds from loans held for sale	925,397	834,392
Cash payments arising from operating leases	(1,568)	(1,402)
Amortization of debt issuance expense	76	31
Net increase in accrued interest receivable and other assets	(15,373)	(6,406)
Net increase in accrued interest payable and other liabilities	1,812	4,186
Net cash provided by (used in) operating activities	30,877	(8,644)
Cash flows from investing activities:
Activities in securities available-for-sale:
Purchases	(83,420)	(134,935)
Sales	—	77,338
Maturities, prepayments and calls	74,305	64,009
Activities in securities held-to-maturity:
Maturities, prepayments and calls	600	880
Net redemption of restricted equity securities	1,119	1,154
Net increase in loans	(5,685)	(185,614)
Purchase of premises and equipment	(278)	(417)
Proceeds from the sale of premises and equipment	—	2,660
Purchases of bank owned life insurance	(31,000)	—
Proceeds from sale of other real estate	2,225	1,665
Cash paid for acquisitions	—	(27,278)
Cash received from acquisitions	—	90,760
Net cash used in investing activities	(42,134)	(109,778)
Cash flows from financing activities:
Net increase in deposits	106,391	445,414
Proceeds from Federal Home Loan Bank advances	—	680,000
Payments on Federal Home Loan Bank advances	(10,000)	(680,000)
Issuance of subordinated debt	—	29,387
Repurchase of common stock	(462)	(1,437)
Exercise of common stock options and warrants, net of repurchase of restricted shares	902	(29)
Common stock dividends paid	(3,746)	(2,936)
Termination of interest rate swap agreements and related reclassification adjustment for unrealized losses included in income	—	2,679
Net cash provided by financing activities	93,085	473,078
Net increase in cash and cash equivalents	81,828	354,656
Cash and cash equivalents at beginning of period	277,439	101,269
Cash and cash equivalents at end of period	$359,267	$455,925
Supplemental disclosures of cash paid:
Interest paid	$5,279	$12,525
Income taxes paid	13,395	5,620
Supplemental disclosures of noncash transactions:
Transfer of loans to other real estate	$2,022	$113
Loans charged off to the allowance for loan losses	407	1,014
Lease liabilities arising from obtaining right-of-use assets	—	668
Unrealized (losses) gains on securities available for sale	(7,229)	2,742
Loans transferred from held for sale to held for investment	—	2,800
Assets acquired, net of cash	—	423,983
Liabilities assumed	—	447,412
Goodwill	—	3,558

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the period ended September 30, 2021 include CapStar Financial Holdings, Inc. and its wholly owned subsidiary, CapStar Bank (the “Bank”, together referred to as the “Company”). Significant intercompany transactions and accounts are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all information and notes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes appearing in the 2020 Form 10-K.

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

The Company typically issues common stock and/or pays cash for an acquisition, depending on the terms of the acquisition agreement. The value of shares of common stock issued is determined based upon the market price of the stock as of the closing of the acquisition.

Reclassifications

Certain amounts, previously reported, have been reclassified to state all periods on a comparable basis and had no effect on shareholders' equity or net income.

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

Subsequent Events

Accounting Standards Codification (“ASC”) 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated all significant events or transactions that occurred after September 30, 2021 through the date of filing this Quarterly Report on Form 10-Q and determined that there were no events that required disclosure.

NOTE 2 – ACQUISITIONS

FCB Acquisition

Effective July 1, 2020, pursuant to the Agreement and Plan of Acquisition dated as of January 23, 2020 (the “FCB Acquisition Agreement”), by and between the Company and FCB Corporation, a Tennessee corporation (“FCB”), FCB was acquired by CapStar, with CapStar continuing as the surviving entity (the “FCB Acquisition”). Immediately following the FCB Acquisition, The First National Bank of Manchester, a national banking association and a wholly owned subsidiary of FCB, was acquired by CapStar Bank, a Tennessee chartered bank and a wholly owned subsidiary of CapStar (the “FNBM Merger”), with CapStar Bank continuing as the surviving entity in the FNBM Acquisition.

Subject to the terms and conditions set forth in the FCB Acquisition Agreement, at the effective time of the FCB Acquisition, shares of common stock, par value $10.00 per share, of FCB (“FCB Common Stock”) issued and outstanding immediately prior to the completion of the FCB Acquisition (other than shares of FCB Common Stock owned or held by FCB, CapStar and their subsidiaries (in each case, other than shares of FCB Common Stock held in a fiduciary or agency capacity or in satisfaction of debts previously contracted) were collectively converted into the right to receive in the aggregate 2,966,918 shares of common stock, par value $1.00 per share, of CapStar (“CapStar Common Stock”), with cash (without interest) in lieu of fractional shares, and $22.2 million in cash, without interest.

BOW Acquisition

Effective July 1, 2020, following the FCB Acquisition, pursuant to the Plan of Bank Acquisition, dated as of January 23, 2020 (the “BOW Acquisition Agreement,” and together with the FCB Acquisition Agreement, the “Acquisition Agreements”), by and among CapStar, CapStar Bank and The Bank of Waynesboro, a Tennessee chartered bank (“BOW”), BOW was acquired by CapStar Bank, with CapStar Bank continuing as the surviving entity (the “BOW Acquisition,” and together with the FCB Acquisition, the “Acquisitions”).

On the terms and subject to the conditions set forth in the BOW Acquisition Agreement, at the effective time of the BOW Acquisition, shares of common stock, par value $10.00 per share, of BOW (“BOW Common Stock”) issued and outstanding immediately prior to the completion of the BOW Acquisition (other than shares of BOW Common Stock owned or held by CapStar, CapStar Bank, BOW and their subsidiaries (in each case, other than shares of BOW Common Stock held in a fiduciary or agency capacity or in satisfaction of debts previously contracted)) were collectively converted into the right to receive in the aggregate 664,800 shares of CapStar Common Stock, with cash (without interest) in lieu of fractional shares, and $5.1 million in cash, without interest.

Total acquisition consideration resulting from the Acquisitions amounted to approximately $70.9 million.

With the acquisitions, the Company further expanded its franchise in the Middle Tennessee market. FCB’s and BOW’s results of operations were included in the Company’s results beginning July 1, 2020. Acquisition related costs of $2.5 million and $3.3 million are included in the Company’s consolidated statements of income for the three and nine months ended September 30, 2020, respectively. The fair value of the common shares issued as part of the consideration paid for the Acquisitions was determined by the closing price of the Company’s common shares immediately preceding the acquisition date.

Goodwill of $3.6 million associated with the acquisitions is not amortizable for book or tax purposes. The following table summarizes the consideration paid for the acquisitions and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date (in thousands):

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

NOTE 3 – SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2021 and December 31, 2020 are summarized as follows (in thousands):

	September 30, 2021				December 31, 2020
	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value
Securities available-for-sale:
U. S. government agency securities	$11,588	$101	$(79)	$11,610	$16,158	$258	$(25)	$16,391
State and municipal securities	82,471	1,996	(780)	83,687	89,081	2,928	(81)	91,928
Mortgage-backed securities	324,862	2,814	(7,176)	320,500	332,014	4,892	(543)	336,363
Asset-backed securities	3,325	19	—	3,344	3,325	—	(132)	3,193
Other debt securities	63,271	1,592	(226)	64,637	37,608	819	(87)	38,340
Total	$485,517	$6,522	$(8,261)	$483,778	$478,186	$8,897	$(868)	$486,215
Securities held-to-maturity:
State and municipal securities	$1,788	$59	$—	$1,847	$2,407	$97	$—	$2,504
Total	$1,788	$59	$—	$1,847	$2,407	$97	$—	$2,504

Security fair values are established by an independent pricing service as of the dates indicated. The difference between amortized cost and fair value reflects current interest rates and represents the potential gain (loss) had the portfolio been liquidated on those dates. Security gains (losses) are realized only in the event of dispositions prior to maturity or other-than-temporary impairment. Securities with unrealized losses as of September 30, 2021 and December 31, 2020, and the length of time they were in continuous loss positions as of such dates are as follows (in thousands):

	Less than 12 months		12 months or more		Total
September 30, 2021	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
U. S. government agency securities	$2,931	$(40)	$1,964	$(39)	$4,895	$(79)
State and municipal securities	34,046	(546)	5,479	(234)	39,525	(780)
Mortgage-backed securities	197,864	(5,773)	41,195	(1,403)	239,059	(7,176)
Asset-backed securities	—	—	—	—	—	—
Other debt securities	23,238	(226)	—	—	23,238	(226)
Total temporarily impaired securities	$258,079	$(6,585)	$48,638	$(1,676)	$306,717	$(8,261)

December 31, 2020
U. S. government agency securities	$1,989	$(25)	$—	$—	$1,989	$(25)
State and municipal securities	10,463	(81)	—	—	10,463	(81)
Mortgage-backed securities	100,291	(479)	1,449	(64)	101,740	(543)
Asset-backed securities	—	—	3,193	(132)	3,193	(132)
Other debt securities	6,103	(87)	—	—	6,103	(87)
Total temporarily impaired securities	$118,846	$(672)	$4,642	$(196)	$123,488	$(868)

As noted in the table above, as of September 30, 2021, the Company had gross unrealized losses of $8.3 million in its investment securities portfolio. The unrealized losses associated with these investment securities are driven by changes in interest rates and are recorded as a component of equity. These investment securities will continue to be monitored as a part of our ongoing impairment analysis. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. If an expected shortfall in future cash flows is identified, a credit loss will be deemed to have occurred and will be recognized as a charge to earnings and a new cost basis for the security will be established.

Since the Company currently does not intend to sell any investment securities that have an unrealized loss at September 30, 2021, and it is not likely that we will be required to sell these investment securities before recovery of their amortized cost bases, which may be at maturity, we do not consider these securities to be other-than-temporarily impaired at September 30, 2021.

Securities with a market value of $201.5 million at September 30, 2021 were pledged to collateralize public deposits, derivative positions and Federal Home Loan Bank advances.

Results from sales, maturities, prepayments and calls of securities available for sale were as follows (in thousands):

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
Proceeds	$74,305	$141,347
Gross gains	44	83
Gross losses	(24)	(9)

The amortized cost and fair value of securities at September 30, 2021, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in less than one year	$17,820	$17,905	$—	$—
Due one to five years	73,699	75,446	1,788	1,847
Due five to ten years	55,125	56,249	—	—
Due beyond ten years	10,686	10,334	—	—
Mortgage-backed securities	324,862	320,500	—	—
Asset-backed securities	3,325	3,344	—	—
Total	$485,517	$483,778	$1,788	$1,847

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the loans held for investment portfolio as of September 30, 2021 and December 31, 2020 follows (in thousands):

	September 30, 2021	December 31, 2020
Commercial real estate	$772,996	$643,832
Consumer real estate	328,262	343,791
Construction and land development	210,516	174,859
Commercial and industrial	478,279	623,446
Consumer	45,669	44,279
Other	58,527	53,483
Total	1,894,249	1,883,690
Allowance for loan losses	(22,533)	(23,245)
Total loans, net	$1,871,716	$1,860,445

Payroll Protection Program Loans

In 2020, the CARES Act created a new guaranteed, unsecured loan program under the SBA called the Payroll Protection Program (“PPP”), which the Company participates in, to fund operational costs of eligible businesses, organizations and self-employed persons during the pandemic period. The SBA has guaranteed 100% of the amounts loaned under the PPP by lenders to eligible small businesses. One of the notable features of the PPP is that borrowers are eligible for loan forgiveness if certain conditions are met related to retaining staff and if loan amounts are used to cover eligible expenses, such as payroll, mortgage interest, rents and utilities payments. These loans have a two to five year term and will earn interest at a rate of 1%. As of September 30, 2021, the outstanding balance of loans originated under the PPP totaled $64.2 million compared with $185.5 million as of December 31, 2020 and was included in commercial and industrial loans.

Additionally, PPP borrowers are not required to pay any fees to the government or the lender and the loans may be repaid by the borrower at any time. The SBA, however, will pay lenders a processing fee based on the size of the PPP loan, ranging from 1% to 5% of the loan. Unamortized fees associated with PPP loans included in total loans were $2.2 million as of September 30, 2021. These fees are deferred and amortized over the life of the loan. PPP fees recognized as income totaled $1.7 million and $5.6 million, respectively, for the three and nine months ended September 30, 2021, compared to $1.0 million and $1.9 million for the same periods in 2020.

Allowance for Loan Losses

The adequacy of the allowance for loan losses (“ALL”) is assessed at the end of each quarter. The ALL includes a specific component related to loans that are individually evaluated for impairment and a general component related to loans that are segregated into homogenous pools and collectively evaluated for impairment. The ALL factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics, which are adjusted by management to reflect current events, trends, and conditions. The adjustments include consideration of the following: changes in lending policies and procedures, economic conditions, nature and volume of the portfolio, experience of lending management, volume and severity of past due loans, quality of the loan review system, value of underlying collateral for collateral dependent loans, concentrations, and other external factors. The Company’s evaluation of other external factors included consideration of continuing developments regarding the novel coronavirus (“COVID-19”) global pandemic (including the effects of COVID-19 variants) and the resulting impact on the Company’s loan portfolio as of September 30, 2021, which is largely uncertain due to rapidly evolving conditions.

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

Loans not falling into the criteria above are considered to be pass-rated loans. The Company utilizes six loan grades within the pass risk rating.

The following tables provides the risk category of loans by applicable class of loans as of September 30, 2021 and December 31, 2020 (in thousands):

September 30, 2021	Pass	Special Mention	Substandard	Doubtful	Total Impaired Loans	Total
Commercial real estate	$748,967	$13,755	$4,960	$—	$1,154	$768,836
Consumer real estate	312,991	482	855	—	884	315,212
Construction and land development	207,617	2,844	11	—	—	210,472
Commercial and industrial	451,180	10,194	14,382	26	63	475,845
Consumer	44,344	—	53	28	2	44,427
Other	58,107	—	79	—	—	58,186
Purchased credit impaired	17,060	—	3,931	280	—	21,271
Total	$1,840,266	$27,275	$24,271	$334	$2,103	$1,894,249

December 31, 2020
Commercial real estate	$601,133	$33,046	$2,933	$—	$1,179	$638,291
Consumer real estate	323,072	1,375	1,122	—	1,707	327,276
Construction and land development	169,315	5,153	19	—	102	174,589
Commercial and industrial	568,767	25,855	25,666	—	168	620,456
Consumer	41,640	4	18	2	7	41,671
Other	52,949	—	66	—	—	53,015
Purchased credit impaired	23,899	—	4,412	81	—	28,392
Total	$1,780,775	$65,433	$34,236	$83	$3,163	$1,883,690

The following table details the changes in the ALL for the three and nine month periods ended September 30, 2021 and 2020 (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Three Months Ended September 30, 2021
Balance, beginning of period	$7,915	$1,730	$3,871	$8,401	$356	$481	$22,754
Charged-off loans	—	—	—	(125)	(62)	(80)	(267)
Recoveries	—	17	—	1	17	11	46
Provision for loan losses	(521)	596	239	(664)	124	226	—
Balance, end of period	$7,394	$2,343	$4,110	$7,613	$435	$638	$22,533

Three Months Ended September 30, 2020
Balance, beginning of period	$5,139	$1,398	$2,387	$11,514	$234	$363	$21,035
Charged-off loans	—	—	—	—	(30)	(22)	(52)
Recoveries	13	1	—	3	16	32	65
Provision for loan losses	677	418	795	183	(20)	66	2,119
Balance, end of period	$5,829	$1,817	$3,182	$11,700	$200	$439	$23,167

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Nine Months Ended September 30, 2021
Balance, beginning of period	$7,349	$1,831	$3,476	$9,708	$305	$576	$23,245
Charged-off loans	(10)	(1)	—	(132)	(106)	(158)	(407)
Recoveries	—	22	—	2	63	23	110
Provision for loan losses	55	491	634	(1,965)	173	197	(415)
Balance, end of period	$7,394	$2,343	$4,110	$7,613	$435	$638	$22,533

Nine Months Ended September 30, 2020
Balance, beginning of period	$3,599	$1,231	$2,058	$5,074	$222	$420	$12,604
Charged-off loans	(3)	(43)	—	(710)	(83)	(175)	(1,014)
Recoveries	10	4	—	162	58	48	282
Provision for loan losses	2,223	625	1,124	7,174	3	146	11,295
Balance, end of period	$5,829	$1,817	$3,182	$11,700	$200	$439	$23,167

A breakdown of the ALL and the loan portfolio by loan category at September 30, 2021 and December 31, 2020 follows (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
September 30, 2021
Allowance for Loan Losses:
Collectively evaluated for impairment	$7,394	$2,343	$4,110	$7,613	$435	$638	$22,533
Individually evaluated for impairment	—	—	—	—	—	—	—
Purchased credit impaired	—	—	—	—	—	—	—
Balances, end of period	$7,394	$2,343	$4,110	$7,613	$435	$638	$22,533
Loans:
Collectively evaluated for impairment	$767,682	$314,328	$210,472	$475,782	$44,425	$58,186	$1,870,875
Individually evaluated for impairment	1,154	884	—	63	2	—	2,103
Purchased credit impaired	4,160	13,050	44	2,434	1,242	341	21,271
Balances, end of period	$772,996	$328,262	$210,516	$478,279	$45,669	$58,527	$1,894,249

December 31, 2020
Allowance for Loan Losses:
Collectively evaluated for impairment	$7,349	1,831	3,410	9,708	305	576	$23,179
Individually evaluated for impairment	—	—	66	—	—	—	66
Purchased credit impaired	—	—	—	—	—	—	—
Balances, end of period	$7,349	$1,831	$3,476	$9,708	$305	$576	$23,245
Loans:
Collectively evaluated for impairment	$637,112	$325,569	$174,487	$620,288	$41,664	$53,015	$1,852,135
Individually evaluated for impairment	1,179	1,707	102	168	7	—	3,163
Purchased credit impaired	5,541	16,515	270	2,990	2,608	468	28,392
Balances, end of period	$643,832	$343,791	$174,859	$623,446	$44,279	$53,483	$1,883,690

The following table presents the allocation of the ALL for each respective loan category with the corresponding percentage of the ALL in each category to total loans, net of deferred fees as of September 30, 2021 and December 31, 2020 (in thousands). PPP loans included in commercial and industrial loans in the below table do not have a corresponding ALL as they are fully guaranteed by the SBA:

	September 30, 2021		December 31, 2020
	Amount	Percent of total loans	Amount	Percent of total loans
Commercial real estate	$7,394	0.39%	$7,349	0.39%
Consumer real estate	2,343	0.12	1,831	0.10
Construction and land development	4,110	0.22	3,476	0.18
Commercial and industrial	7,613	0.41	9,708	0.51
Consumer	435	0.02	305	0.02
Other	638	0.03	576	0.03
Total allowance for loan losses	$22,533	1.19%	$23,245	1.23%

The following table presents the Company’s impaired loans that were evaluated for specific loss allowance, excluding purchased credit impaired (“PCI”) loans, as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021			December 31, 2020
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial real estate	$1,154	$1,135	$—	$1,179	$1,176	$—
Consumer real estate	884	909	—	1,707	1,608	—
Construction and land development	—	—	—	—	—	—
Commercial and industrial	63	63	—	168	457	—
Consumer	2	2	—	7	7	—
Other	—	—	—	—	—	—
Subtotal	2,103	2,109	—	3,061	3,248	—
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—
Consumer real estate	—	—	—	—	—	—
Construction and land development	—	—	—	102	102	66
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	—	—	—	102	102	66
Total	$2,103	$2,109	$—	$3,163	$3,350	$66

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, for the three and nine month periods ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2020		September 30, 2021		September 30, 2020
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate	$1,159	$16	$1,191	$17	$1,174	$48	$1,458	$57
Consumer real estate	889	—	961	9	1,181	—	982	27
Construction and land development	—	—	—	—	—	—	—	—
Commercial and industrial	63	—	90	—	64	1	176	2
Consumer	2	—	4	—	49	—	4	—
Other	—	—	—	—	—	—	—	—
Subtotal	2,113	16	2,246	26	2,468	49	2,620	86
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—	—	—
Consumer real estate	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	107	—	—	—	108	—
Consumer	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
Subtotal	—	—	107	—	—	—	108	—
Total	$2,113	$16	$2,353	$26	$2,468	$49	$2,728	$86

There was no interest income recognized on a cash basis for impaired loans during the three or nine month periods ended September 30, 2021 or 2020.

The following table presents the aging of the recorded investment in past due loans as of September 30, 2021 and December 31, 2020 by class of loans (in thousands):

	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
September 30, 2021
Commercial real estate	$65	$—	$1,257	1,322	$767,514	$768,836
Consumer real estate	425	496	187	1,108	314,104	315,212
Construction and land development	30	—	12	42	210,430	210,472
Commercial and industrial	437	503	45	985	474,860	475,845
Consumer	160	99	38	297	44,130	44,427
Other	78	316	—	394	57,792	58,186
Purchased credit impaired	932	79	794	1,805	19,466	21,271
Total	$2,127	$1,493	$2,333	$5,953	$1,888,296	$1,894,249

December 31, 2020
Commercial real estate	$409	$—	$1,176	$1,585	$636,706	$638,291
Consumer real estate	6,084	1,596	687	8,367	318,909	327,276
Construction and land development	2,670	745	—	3,415	171,174	174,589
Commercial and industrial	1,734	38	1,595	3,367	617,089	620,456
Consumer	270	40	7	317	41,354	41,671
Other	252	38	—	290	52,725	53,015
Purchased credit impaired	1,372	1,554	901	3,827	24,565	28,392
Total	$12,791	$4,011	$4,366	$21,168	$1,862,522	$1,883,690

The following table presents the recorded investment in non-accrual loans, past due loans over 89 days and accruing and troubled debt restructurings (“TDR”) by class of loans as of September 30, 2021 and December 31, 2020 (in thousands):

	Non-Accrual	Past Due Over 89 Days and Accruing	Troubled Debt Restructurings
September 30, 2021
Commercial real estate	$115	$1,257	$1,135
Consumer real estate	1,174	77	661
Construction and land development	—	12	—
Commercial and industrial	89	45	63
Consumer	47	—	—
Other	—	—	—
Purchased credit impaired	2,006	169	—
Total	$3,431	$1,560	$1,859

December 31, 2020
Commercial real estate	$130	$1,176	$1,176
Consumer real estate	1,821	342	685
Construction and land development	107	—	—
Commercial and industrial	470	1,205	67
Consumer	9	5	—
Other	—	—	—
Purchased credit impaired	2,279	567	—
Total	$4,816	$3,295	$1,928

As of September 30, 2021 and December 31, 2020, all loans classified as nonperforming were deemed to be impaired.

As of September 30, 2021 and December 31, 2020, the Company had a recorded investment in TDR of $1.9 million. The Company had no specific allowance for those loans at September 30, 2021 or December 31, 2020 and there were no commitments to lend additional amounts. Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s loan policy. Loans accounted for as TDR are individually evaluated for impairment. In accordance with interagency guidance, short term deferrals granted due to the COVID-19 pandemic are not considered TDR unless the borrower was experiencing financial difficulty prior to the pandemic.

There were no new TDR identified during the three or nine months ended September 30, 2021 or 2020. There were no TDR for which there was a payment default within twelve months following the modification during the three or nine months ended September 30, 2021 or 2020.

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

FCB and BOW acquisitions on July 1, 2020
Contractually required payments	$42,443
Nonaccretable difference	4,501
Cash flows expected to be collected at acquisition	37,942
Accretable yield	4,349
Fair value of PCI loans at acquisition date	$33,593

The following table relates to purchased non-impaired loans acquired and provides the contractually required payments, fair value, and estimate of contractual cash flows not expected to be collected at the acquisition date (in thousands):

FCB and BOW acquisitions on July 1, 2020
Contractually required payments	$296,527
Fair value of acquired loans at acquisition date	260,701
Contractual cash flows not expected to be collected	3,718

Purchased Credit Impaired Loans

The following table presents changes in the carrying value of PCI loans (in thousands) for the periods indicated:

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Balance at beginning of period	$22,765	$28,392
Change due to payments received and accretion	(1,494)	(7,121)
Balance at end of period	$21,271	$21,271

The following table presents changes in the accretable yield for PCI loans (in thousands) for the periods indicated:

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Balance at beginning of period	$3,169	$4,068
Accretion	(603)	(1,502)
Balance at end of period	$2,566	$2,566

PCI loans had no impact on the ALL for the three or nine months ended September 30, 2021.

NOTE 5 – PREMISES AND EQUIPMENT

The Company leases certain premises and equipment under operating leases. At September 30, 2021, the Company had lease liabilities totaling $12.2 million and right-of-use assets totaling $11.4 million related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. At September 30, 2021, the weighted average remaining lease term for operating leases was 9.3 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.42%.

Lease costs were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Operating lease cost	$514	$1,588
Short-term lease cost	—	—
Variable lease cost	—	—
Total lease cost	$514	$1,588

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the three or nine months ended September 30, 2021 or 2020.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows (in thousands):

September 30, 2021
Lease payments due:
2021	$432
2022	1,751
2023	1,717
2024	1,425
2025	1,428
2026 and thereafter	7,655
Total undiscounted cash flows	14,408
Discount on cash flows	(2,181)
Total lease liability	$12,227

NOTE 6 – SHORT TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

The Company had no outstanding advances as of September 30, 2021 compared to $10 million as of December 31, 2020.

Advances from the FHLB are collateralized by investment securities with a market value of $2.2 million, FHLB stock and certain commercial and residential real estate mortgage loans totaling $634.1 million under a blanket mortgage collateral agreement. At September 30, 2021, the amount of available credit from the FHLB totaled $448.9 million.

Subordinated Notes

The Company issued $30.0 million of fixed-to-floating rate subordinated notes during the third quarter of 2020, which were recorded net of issuance costs of $0.6 million, that mature June 30, 2030. Beginning on or after June 30, 2025, the Company may redeem the notes, in whole or in part, at their principal amount plus any accrued and unpaid interest. The notes have a fixed interest rate of 5.25% per annum for the first five years. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate (which is expected to be Three-Month Term SOFR) plus 513 basis points. The carrying value of subordinated notes was $29.5 million at September 30, 2021 and $29.4 million at December 31, 2020.

NOTE 7 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods ended September 30, 2021 and 2020 (in thousands):

		Unrealized Gains
	Gains and	and Losses
	Losses on	on Available
	Cash Flow	for Sale
	Hedges	Securities	Total
Nine Months Ended September 30, 2021
Beginning balance	$—	$7,728	$7,728
Other comprehensive loss before reclassification, net of tax	—	(7,214)	(7,214)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(15)	(15)
Net current period other comprehensive loss	—	(7,229)	(7,229)
Ending Balance	$—	$499	$499

Nine Months Ended September 30, 2020
Beginning balance	$(2,679)	$4,062	$1,383
Other comprehensive income before reclassification, net of tax	—	2,797	2,797
Amounts reclassified from accumulated other comprehensive income, net of tax	2,679	(55)	2,624
Net current period other comprehensive income	2,679	2,742	5,421
Ending Balance	$—	$6,804	$6,804

The following amounts were reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020 (in thousands):

					Affected Line Item
Details about Accumulated Other	Three Months Ended September 30,		Nine Months Ended September 30,		in the Statement Where
Comprehensive Income (Loss) Components	2021	2020	2021	2020	Net Income is Presented
Realized losses on cash flow hedges	$—	$(2,060)	$—	$(2,466)	Interest expense - money market accounts
	—	(107)	—	(213)	Interest expense - Federal Home Loan Bank advances
	—	—	—	—	Income tax benefit (expense)
	$—	$(2,167)	$—	$(2,679)	Net of tax
Realized gains on available- for-sale securities	$7	$34	$20	$74	Net gain on sale of securities
	(2)	(9)	(5)	(19)	Income tax expense
	$5	$25	$15	$55	Net of tax

NOTE 8 – INCOME TAXES

The Company’s effective tax rate for the three and nine month periods ended September 30, 2021 was 19.4% and 20.0%, respectively, compared to 22.0% and 18.0% for the three and nine months ended September 30, 2020, respectively.

The three month period decrease is attributable to a revision in the Company's expected annual effective tax rate for 2021 based on continued benefits in the Company's tax strategy. The increase in the effective tax rate from the nine month period ended September 30, 2020 is largely the result of the impact of certain provisions under the CARES Act, which were effective for 2020. The CARES Act permitted NOL’s arising in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back five taxable years. This enabled the Company to carry back losses in 2020, which were incurred during the taxable year 2018 to prior years with a higher statutory tax rate, creating a permanent tax rate benefit. As a result, the Company recorded an income tax benefit of $0.8 million related to the permanent tax rate benefit during the first nine months of 2020.

The effective tax rate for the three and nine month periods ended September 30, 2021 compared favorably to the statutory federal rate of 21% and Tennessee excise tax rate of 6.5% primarily due to investments in qualified municipal securities, company owned life insurance, tax benefits of CapStar Bank’s real estate investment trust subsidiary, community investment tax credits, and tax benefits associated with share-based compensation, net of the effect of certain non-deductible expenses.

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

The following table sets forth outstanding financial instruments whose contract amounts represent credit risk as of September 30, 2021 and December 31, 2020 (in thousands):

	Contract or notional amount
	September 30, 2021	December 31, 2020
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$806,444	$804,520
Standby letters of credit	10,397	10,403
Total	$816,841	$814,923

The Company is party to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims as of September 30, 2021, will not have a material impact on the financial statements of the Company.

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

Interest Rate Swaps Designated as Cash Flow Hedges

There were no interest rate swaps designated as cash flow hedges as of September 30, 2021 and December 31, 2020. The Company previously terminated an interest rate swap during 2019, which resulted in a termination fee of $1.5 million which continued to be amortized as the corresponding hedged items, consisting of LIBOR-based brokered deposits and FHLB borrowings, were expected to remain outstanding until the initial maturities of the terminated swaps. However, during the year ended December 31, 2020, it was determined that in light of the Company’s surplus liquidity position this funding was expected to be terminated at the next renewal date and thus the previously terminated interest rate swaps which had been designated as cash flow hedges were no longer deemed effective, therefore, remaining unrealized losses of $1.9 million included in accumulated other comprehensive income were recognized in net income. There are no other interest rate swap related unrealized gains or losses in accumulated other comprehensive income as of September 30, 2021.

Other Interest Rate Swaps

The Company enters into swaps to facilitate customer transactions and meet their financing needs. Upon entering into these transactions the Company enters into offsetting positions with large U.S. financial institutions in order to minimize market risk to the Company. A summary of the Company’s customer related interest rate swaps was as follows (in thousands):

	September 30, 2021		December 31, 2020
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$58,040	$(2,118)	$59,946	$(2,740)
Pay variable/receive fixed swaps	58,040	2,118	59,946	2,740
Total	$116,080	$—	$119,892	$—

Mortgage Banking Derivatives

The Company enters into various derivative agreements with customers in the form of interest-rate lock commitments, which are commitments to originate mortgage loans whereby the interest rate on the loan is determined prior to funding and the customers have locked into that interest rate. The derivatives are valued using a model that utilizes market interest rates and other unobservable inputs. Changes in the fair value of these commitments due to fluctuations in interest rates that are to be originated to our loans held for sale portfolio are economically hedged through the use of forward sale commitments of mortgage-backed securities. The gains and losses arising from this derivative activity are reflected in current period earnings under mortgage banking income. Interest rate lock commitments are valued using a model with significant unobservable market parameters. Forward sale commitments are valued based on quoted prices for similar assets in an active market with inputs that are observable.

The net (losses) gains relating to mortgage banking derivative instruments included in mortgage banking income were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2021
Mortgage loan interest rate lock commitments	$(221)	$(1,528)
Mortgage-backed securities forward sales commitments	307	919
Total	$86	$(609)

The amount and fair value of mortgage banking derivatives included in the consolidated balance sheets were as follows (in thousands):

	September 30, 2021		December 31, 2020
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Included in other assets:
Mortgage loan interest rate lock commitments	$86,938	$1,079	$88,303	$2,607
Mortgage-backed securities forward sales commitments	72,500	293	—	—
Included in other liabilities:
Mortgage-backed securities forward sales commitments	$—	$—	$87,000	$(626)

NOTE 11 – STOCK OPTIONS AND RESTRICTED SHARES

On April 23, 2021, the shareholders of CapStar Financial Holdings, Inc. approved the 2021 Stock Incentive Plan (the "Plan"). The Plan provides for the grant of stock-based incentives, including stock options, restricted stock units, performance awards and restricted stock, to employees, directors and service providers that are subject to forfeiture until vesting conditions have been satisfied by the award recipient under the terms of the award. The Plan is intended to help align the interests of employees and our shareholders and reward our employees for improved Company performance. A total of 1,168,543 shares of stock were reserved for issuance under the Plan. Stock incentives include both restricted share and stock option grants. Total shares issuable under the plan were 1,168,543 as of September 30, 2021.

The Company has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Stock-based compensation expense before income taxes	$373	$330	$1,169	$1,231
Less: deferred tax benefit	(98)	(86)	(306)	(322)
Reduction of net income	$275	$244	$863	$909

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

The recipients have the right to vote and receive dividends but cannot sell, transfer, assign, pledge, hypothecate, or otherwise encumber the restricted stock until the shares have vested. A summary of the changes in the Company’s nonvested restricted shares for the nine months ended September 30, 2021 follows:

		Weighted
		Average
	Restricted	Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at beginning of period	148,414	$14.39
Granted	140,549	14.81
Vested	(64,062)	14.99
Forfeited	(23,222)	14.52
Nonvested at end of period	201,679	$14.10

As of September 30, 2021, there was $1.9 million of unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the nine months ended September 30, 2021 was $1.1 million.

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

A summary of the activity in stock options for the nine months ended September 30, 2021 follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at beginning of period	226,589	$11.73
Granted	—	—
Exercised	(96,344)	11.41
Forfeited or expired	—	—
Outstanding at end of period	130,245	$11.96	5.2
Fully vested and expected to vest	130,245	$11.96	5.2
Exercisable at end of period	113,578	$11.54	4.8

Information related to stock options during each year follows:

	2021	2020
Intrinsic value of options exercised	$821,174	$188,662
Cash received from option exercises	1,077,489	105,847
Tax benefit realized from option exercises	148,312	16,524
Weighted average fair value of options granted	—	—

As of September 30, 2021, there was $0.1 million of unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 0.6 years.

NOTE 12 – REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by the Federal Reserve and the Bank is also subject to the regulatory capital requirements of the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that could, in that event, have a material adverse effect on the institutions’ financial statements. The relevant regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting principles. The capital classifications of the Company and the Bank are also subject to qualitative judgments by their regulators about components, risk weightings, and other factors. Those qualitative judgments could also affect the capital status of the Company and the Bank and the amount of dividends the Company and the Bank may distribute. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of September 30, 2021, the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

The Company’s and the Bank’s capital amounts and ratios as of September 30, 2021 and December 31, 2020 are presented in the following table (dollars in thousands).

	Actual		Minimum capital requirement (1)		Minimum to be well-capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2021:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$373,051	16.23%	$183,922	8.0%	N/A	N/A
CapStar Bank	359,460	15.65	183,781	8.0	$229,726	10%
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	320,700	13.95	137,941	6.0	N/A	N/A
CapStar Bank	336,608	14.65	137,835	6.0	183,781	8.00
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	320,700	13.95	103,456	4.5	N/A	N/A
CapStar Bank	320,108	13.93	103,377	4.5	149,322	6.50
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	320,700	10.28	124,771	4.0	N/A	N/A
CapStar Bank	336,608	10.82	124,449	4.0	155,561	5.00

At December 31, 2020:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$338,426	16.03%	$168,910	8.0%	N/A	N/A
CapStar Bank	324,152	15.36	168,808	8.0	$211,010	10.0
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	285,439	13.52	126,682	6.0	N/A	N/A
CapStar Bank	300,588	14.25	126,606	6.0	168,808	8.0
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	285,439	13.52	95,012	4.5	N/A	N/A
CapStar Bank	284,088	13.46	94,954	4.5	137,156	6.5
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	285,439	9.60	118,877	4.0	N/A	N/A
CapStar Bank	300,588	10.12	118,780	4.0	148,476	5.0

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

NOTE 13 – EARNINGS PER SHARE

The following is a summary of the basic and diluted earnings per share calculation for the three and nine month periods ended September 30, 2021 and 2020 (in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Basic net income per share calculation:
Numerator – Net income	$13,102	$7,487	$36,207	$15,015
Denominator – Average common shares outstanding	22,164,278	21,948,579	22,114,948	19,558,281
Basic net income per share	$0.59	$0.34	$1.64	$0.77
Diluted net income per share calculation:
Numerator – Net income	$13,102	$7,487	$36,207	$15,015
Denominator – Average common shares outstanding	22,164,278	21,948,579	22,114,948	19,558,281
Dilutive shares contingently issuable	54,124	11,911	50,182	25,167
Average diluted common shares outstanding	22,218,402	21,960,490	22,165,130	19,583,448
Diluted net income per share	$0.59	$0.34	$1.63	$0.77

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

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Appraisals may be adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and/or management’s expertise and knowledge of the collateral. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The Company had no other real estate owned carried at fair value at September 30, 2021 or December 31, 2020.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair value measurements at September 30, 2021
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U. S. government agency securities	$11,610	$—	$11,610	$—
State and municipal securities	83,687	—	83,687	—
Mortgage-backed securities	320,500	—	320,500	—
Asset-backed securities	3,344	—	3,344	—
Other debt securities	64,637	—	64,637	—
Loans held for sale	79,842	—	79,842	—
Derivative assets:
Non-hedging derivatives:
Interest rate swaps - customer related	2,118	—	2,118	—
Mortgage loan interest rate lock commitments	1,079	—	—	1,079
Mortgage-backed securities forward sales commitments	293	—	293	—
Liabilities:
Derivative liabilities:
Non-hedging derivatives:
Derivative Liabilities - customer related	(2,118)	—	(2,118)	—

	Fair value measurements at December 31, 2020
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U. S. government agency securities	$16,391	$—	$16,391	$—
State and municipal securities	91,928	—	91,928	—
Mortgage-backed securities	336,363	—	336,363	—
Asset-backed securities	3,193	—	3,193	—
Other debt securities	38,340	—	38,340	—
Loans held for sale	97,303	—	97,303	—
Derivative assets:
Non-hedging derivatives:
Interest rate swaps - customer related	2,740	—	2,740	—
Mortgage loan interest rate lock commitments	2,607	—	—	2,607
Liabilities:
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps - customer related	(2,740)	—	(2,740)	—
Mortgage-backed securities forward sales commitments	(626)	—	(626)	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2021 and 2020 (in thousands):

	Mortgage Loan Interest Rate
	Lock Commitments
	2021	2020

Balance of recurring Level 3 assets at January 1st	$2,607	$648
Total gains or losses for the period:
Included in mortgage banking income	(1,528)	3,488
Balance of recurring Level 3 assets at September 30th	$1,079	$4,136

The following table presents quantitative information about recurring Level 3 fair value measurements (dollars in thousands):

				Range
	Fair	Valuation		(Weighted-
September 30, 2021	Value	Technique(s)	Unobservable Input(s)	Average)
Assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	$1,079	Consensus pricing	Origination pull-through rate	59% - 96% (82%)

				Range
	Fair	Valuation		(Weighted-
December 31, 2020	Value	Technique(s)	Unobservable Input(s)	Average)
Assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	$2,607	Consensus pricing	Origination pull-through rate	54% - 91% (74%)

There were no assets measured at fair value on a nonrecurring basis as of September 30, 2021. Assets measured at fair value on a nonrecurring basis as of December 31, 2020 are summarized below (in thousands).

Fair value measurements at December 31, 2020
Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(level 1)	(level 2)	(level 3)
Assets:
Impaired loans:
Commercial and industrial	$36	—	—	36

The following table presents quantitative information about December 31, 2020 Level 3 fair value measurements for assets measured at fair value on a non-recurring basis (dollars in thousands):

				Range
	Fair	Valuation		(Weighted-
December 31, 2020	Value	Technique(s)	Unobservable Input(s)	Average)
Impaired loans:
Commercial and industrial	$36	Sales Comparison approach	Appraisal discounts	10%

Fair Value of Financial Instruments

The carrying value and estimated fair values of the Bank’s financial instruments at September 30, 2021 and December 31, 2020 were as follows (in thousands):

	September 30, 2021		December 31, 2020
	Carrying		Carrying		Fair value
	amount	Fair value	amount	Fair value	level of input
Financial assets:
Cash and due from banks, interest-bearing deposits in financial institutions	$339,367	$339,367	$277,439	$277,439	Level 1
Federal funds sold	19,900	19,900	—	—	Level 1
Securities available-for-sale	483,778	483,778	486,215	486,215	Level 2
Securities held-to-maturity	1,788	1,847	2,407	2,504	Level 2
Loans held for sale	176,488	179,325	186,998	180,698	Level 2
Restricted equity securities	14,443	N/A	15,562	N/A	N/A
Loans held for investment	1,894,249	1,901,826	1,883,690	1,900,647	Level 3
Accrued interest receivable	7,606	7,606	8,771	8,771	Level 2
Other assets	83,072	83,072	46,381	46,381	Level 2 / Level 3
Financial liabilities:
Deposits	2,674,392	2,535,324	2,568,001	2,472,860	Level 3
Subordinated notes and Federal Home Loan bank advances	29,499	31,022	39,423	41,400	Level 2
Other liabilities	2,902	2,902	3,334	3,334	Level 3

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our financial condition at September 30, 2021 and December 31, 2020 and our results of operations for the three and nine months ended September 30, 2021 and 2020. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere in this Report and our 2020 10-K. Annualized results for interim periods may not be indicative of results for the full year or future periods.

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

Overview

The third quarter of 2021 resulted in $0.59 diluted net income per share of common stock, an increase of 73.5% compared to the third quarter of 2020. Annualized return on average assets was 1.64% for the third quarter of 2021 compared to 0.98% for the same period in 2020.

For the nine months ended September 30, 2021, diluted net income per share of common stock was $1.63, an increase of 111.7% compared to the same periods in 2020. Annualized return on average assets was 1.57% for the nine months ended September 30, 2021 compared to 0.81% for the same period in 2020.

At September 30, 2021, loans held for investment increased to $1.89 billion, as compared to $1.88 billion at December 31, 2020. Total deposits increased to $2.67 billion at September 30, 2021 from $2.57 billion at December 31, 2020.

As the COVID-19 global pandemic (including various COVID-19 variants) has continued, the Company continues its proactive approach to protect our team members and their families. The Pandemic Committee continues to meet and discuss the health and safety of employees as well as to discuss updates provided by the CDC, state and local authorities. Best practices around social distancing, mask usage and cleaning of work areas has been incorporated into the daily work practice according to state, local and CDC recommendations. At this time, all financial centers and support operations centers are operating in a non-remote environment. The company is currently evaluating the potential impact of President Biden’s pending COVID-19 Action Plan on the Company and its operations, which would require the Company to mandate vaccinations or test its employees weekly.

In an effort to provide relief to clients most impacted by the pandemic, CapStar Bank proactively offered a 90-day full deferment of all loan payments to CapStar borrowers that were less than 30 days past due. As a result, approximately 700 loans (representing approximately $452 million in outstanding loan balances) were approved for payment deferment during the second quarter of 2020. As of September 30, 2021 the remaining loans still under deferment has been reduced to 5 loans (representing approximately $33.4 million in outstanding loan balances). As of September 30, 2021, the outstanding balance of loans originated under the PPP totaled approximately $64.2 million and was included in commercial and industrial loans.

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

Net interest income increased $3.3 million, or 16.8%, for the three months ended September 30, 2021, compared to the same period in 2020 and increased $14.2 million, or 26.3% for the nine months ended September 30, 2021 compared to the same period in 2020. Net interest margin increased to 3.12% for the three months ended September 30, 2021, compared with 2.72% for the same period of 2020 and increased to 3.17% for the nine months ended September 30, 2021, compared with 3.09% for the same period of 2020.

There was no provision for loan losses for the third quarter of 2021 compared to a provision of $2.1 million during the comparable period of 2020. The nine months ended September 30, 2021 yielded a $0.4 million provision release compared to a $11.3 million provision being recorded for the comparable period in 2020. The release of reserves was primarily attributable to improved asset quality trends, significant improvement in a specific classified loan, and other qualitative factors. Net charge-offs for the third quarter of 2021 were $267 thousand compared to $52 thousand for the comparable period of 2020. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for the estimated probable inherent losses on outstanding loans. Our allowance for loan losses at September 30, 2021 was 1.19% of total loans held for investment compared to 1.22% as of September 30, 2020.

Total non-interest income for the third quarter of 2021 decreased $3.2 million, or 21.3%, compared with the same period in 2020, and comprised 32% of total revenues. The decrease is attributable to mortgage banking results returning to more normalized levels. For the nine months ended September 30, 2021, total non-interest income remained relatively flat compared to the same period in 2020, with decreases in mortgage banking being offset by increases in SBA lending, Tri-Net, deposit service charges, and interchange and debit card transaction fees. Non-interest income comprised 30% of total revenues for the nine months ended September 30, 2021.

Total non-interest expense for the three months ended September 30, 2021 decreased $4.4 million, or 19.2%, compared to the same period in 2020. For the nine months ended September 30, 2021, non-interest expense decreased $1.0 million compared to the nine months ended September 30, 2020. The decreases for both periods were primarily driven by lower salaries and employee benefits, as well as acquisition related expenses. Our efficiency ratio for the three months ended September 30, 2021 was 53.06% compared to 65.99% for the same period in 2020. For the nine months ended September 30, 2021 our efficiency ratio was 55.01% compared to 65.37% for the same period in 2020.

Tangible common equity, a non-GAAP financial measure, is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. Our ratio of tangible common equity to total tangible assets was 10.51% as of September 30, 2021, compared with 10.00% at December 31, 2020. See “—Non-GAAP Financial Measures” for a discussion of and reconciliation to the most directly comparable measure calculated in accordance with the U.S. generally accepted accounting principles ("U.S. GAAP").

The following sections provide more details on subjects presented in this overview.

(a)
Results of Operations

The following is a summary of our results of operations:

			2021 - 2020			2021 - 2020
	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Increase	September 30,		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
Interest income	$24,690	$24,642	0.2%	$73,800	$67,121	10.0%
Interest expense	1,726	4,986	-65.4%	5,622	13,129	-57.2%
Net interest income	22,964	19,656	16.8%	68,178	53,992	26.3%
Provision for loan losses	—	2,119	-100.0%	(415)	11,295	-103.7%
Net interest income after provision for loan losses	22,964	17,537	30.9%	68,593	42,697	60.7%
Noninterest income	11,651	14,804	-21.3%	31,548	31,500	0.2%
Noninterest expense	18,366	22,739	-19.2%	54,859	55,883	-1.8%
Net income before income taxes	16,249	9,602	69.2%	45,282	18,314	147.3%
Income tax expense	3,147	2,115	48.8%	9,075	3,299	175.1%
Net income	$13,102	$7,487	75.0%	$36,207	$15,015	141.1%

Basic net income per share of common stock	$0.59	$0.34	73.5%	$1.64	$0.77	113.0%
Diluted net income per share of common stock	$0.59	$0.34	73.5%	$1.63	$0.77	111.7%

Annualized return on average assets and annualized return on average shareholders’ equity were 1.64% and 14.13%, respectively, for the third quarter of 2021, compared with 0.98% and 9.26%, respectively, for the same period in 2020.

Annualized return on average assets and annualized return on average shareholders’ equity were 1.56% and 13.48%, respectively, for the nine months ended September 30, 2021, compared with 0.81% and 6.82%, respectively, for the same period in 2020.

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

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and nine month periods ended September 30, 2021 and 2020:

	For the Three Months Ended September 30,
	2021			2020
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$1,884,935	$20,942	4.41%	$1,899,182	$21,398	4.47%
Loans held for sale	173,402	1,408	3.22%	163,390	1,398	3.56%
Securities:
Taxable investment securities (2)	455,583	1,816	1.59%	271,838	1,332	1.96%
Investment securities exempt from federal income tax (3)	60,294	344	2.90%	51,851	343	3.35%
Total securities	515,877	2,160	1.75%	323,689	1,675	2.18%
Cash balances in other banks	337,011	171	0.20%	499,770	171	0.14%
Funds sold	19,909	9	0.18%	—	—	—
Total interest-earning assets	2,931,134	24,690	3.35%	2,886,031	24,642	3.41%
Noninterest-earning assets	240,048			157,816
Total assets	$3,171,182			$3,043,847
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$984,874	390	0.16%	$840,926	640	0.30%
Savings and money market deposits	589,101	288	0.19%	610,942	2,537	1.65%
Time deposits	406,329	654	0.64%	505,391	1,299	1.02%
Total interest-bearing deposits	1,980,304	1,332	0.27%	1,957,259	4,476	0.91%
Borrowings and repurchase agreements	29,495	394	5.30%	39,431	510	5.14%
Total interest-bearing liabilities	2,009,799	1,726	0.34%	1,996,690	4,986	0.99%
Noninterest-bearing deposits	751,862			691,205
Total funding sources	2,761,661			2,687,895
Noninterest-bearing liabilities	41,714			34,446
Shareholders’ equity	367,807			321,506
Total liabilities and shareholders’ equity	$3,171,182			$3,043,847
Net interest spread (4)			3.01%			2.42%
Net interest income/margin (5)		$22,964	3.12%		$19,656	2.72%

Footnotes appear below second table

	For the Nine Months Ended September 30,
	2021			2020
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$1,917,536	$63,077	4.40%	$1,624,722	$56,875	4.68%
Loans held for sale	162,092	3,859	3.18%	176,585	4,745	3.59%
Securities:
Taxable investment securities (2)	444,643	5,373	1.61%	216,262	3,886	2.40%
Investment securities exempt from federal income tax (3)	62,265	1,074	2.91%	46,955	975	3.50%
Total securities	506,908	6,447	1.77%	263,217	4,861	2.59%
Cash balances in other banks	290,454	405	0.19%	278,647	640	0.31%

Funds sold	12,866	12	0.12%	24	—	2.77%
Total interest-earning assets	2,889,856	73,800	3.43%	2,343,195	67,121	3.84%
Noninterest-earning assets	220,041			143,238
Total assets	$3,109,897			$2,486,433
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$952,393	1,216	0.17%	$715,740	3,371	0.63%
Savings and money market deposits	587,252	896	0.20%	534,859	4,819	1.20%
Time deposits	429,454	2,317	0.72%	380,198	4,197	1.47%
Total interest-bearing deposits	1,969,099	4,429	0.30%	1,630,797	12,387	1.01%
Borrowings and repurchase agreements	30,931	1,193	5.16%	23,907	742	4.14%
Total interest-bearing liabilities	2,000,030	5,622	0.38%	1,654,704	13,129	1.06%
Noninterest-bearing deposits	717,122			509,739
Total funding sources	2,717,152			2,164,443
Noninterest-bearing liabilities	33,569			28,000
Shareholders’ equity	359,176			293,990
Total liabilities and shareholders’ equity	$3,109,897			$2,486,433
Net interest spread (4)			3.05%			2.78%
Net interest income/margin (5)		$68,178	3.17%		$53,992	3.09%

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

The net interest margin was 3.12% and 2.72% for the third quarters of 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, the net interest margin was 3.17% and 3.09%, respectively. The increase in net interest margin for the three and nine months ended September 30, 2021 compared to September 30, 2020 was primarily due to decreases in deposit rates and revenues related to PPP loans.

The decreases in average loan yields, shown above, for the three and nine month periods ended September 30, 2021, were due to the impact of lower market interest rates on yields of new loan originations and yields of existing variable rate loans and was triggered by the Federal Reserve reducing the Federal Funds target rate by 1.50% in March 2020, one of numerous actions intended to offset the pandemic's impact on the U.S. economy. This decrease was partially offset by fees recognized on PPP loans. Average loans at September 30, 2021 remained relatively flat compared to the three months ended September 30, 2020. For the nine months ended September 30, 2021, average loans increased 18.0% compared to the 2020 relative period as a result of the FCB and BOW acquisitions, the Company’s active participation in the SBA’s Paycheck Protection Program (“PPP”), additional bankers in the Nashville and Knoxville MSA, and continued focus on attracting new clients.

For the three and nine month periods ended September 30, 2021, average security yields decreased compared to the 2020 comparable periods, primarily due to the impact of lower market interest rates on the yields of securities purchased to replace security maturities and paydowns, and the Company’s purchase of additional conservative lower yield securities to deploy a portion of pandemic-related deposit growth.

The Company continues to experience favorable deposit trends. The Company experienced a favorable mix shift as average non-interest bearing deposits represented 27.5% and 26.7% of total deposits for the three and nine month periods ending September 30, 2021, increases of 3.2% and 25.5%, respectively, versus the three and nine month periods ending September 30, 2020. Deposit costs declined across all interest-bearing account types. Average funding sources slightly increased for the three months ended September 30, 2021 compared to September 30, 2020, and increased 25.5% for the nine months ended September 30, 2021 compared to the similar period in 2020. As shown in the tables above, the primary driver of our increased funding sources was growth in our average deposits, which was primarily driven by the FCB and BOW acquisitions as well as continued growth in our target markets, an enhanced focus on our deposit strategy, and increasing deposit balances from customers receiving COVID-19 related government stimulus funds. The COVID-19 related deposit increase, which led to a significant increase in interest bearing cash, was a major contributor to the net interest margin decline noted above as loan growth did not keep pace with deposit growth.

The average rate paid on interest-bearing liabilities was 0.34% for the second quarter compared to 0.99% for September 30, 2020. For the nine months ended September 30, 2021 and 2020, the average rate paid on interest-bearing liabilities was 0.38% and 1.06%, respectively. The majority of this decrease was due to 2020 decreases in the Federal Funds rate in response to the COVID-19 pandemic.

Asset/Liability Management and Interest Rate Risk

Managing interest rate risk is fundamental for the financial services industry. The primary objective of interest rate risk management is to mitigate effects of interest rate changes on net income. By considering both on and off-balance sheet financial instruments, management evaluates interest rate sensitivity while attempting to optimize net interest income within the constraints of prudent capital adequacy, liquidity needs, market opportunities and customer requirements.

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

At September 30, 2021, our EAR static simulation results indicated that our balance sheet is asset sensitive to parallel shifts in interest rates. This indicates that our assets generally reprice faster than our liabilities, which results in a favorable impact to net interest income when market interest rates increase and an unfavorable impact to net interest income when market interest rates decline. Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity, and key rate drivers. Because of the inherent use of these estimates and assumptions in the model, our actual results may, and most likely will, differ from our static EAR results. In addition, static EAR results do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates or client behavior. For example, as part of our asset/liability management strategy, management has the ability to increase asset duration and/or decrease liability duration in order to reduce asset sensitivity, or to decrease asset duration and/or increase liability duration in order to increase asset sensitivity.

The following table illustrates the results of our EAR analysis to determine the extent to which our net interest income over the next 12 months would change if prevailing interest rates increased or decreased immediately by the specified amounts.

Net interest income change
Increase 200bp	2.7%
Increase 100bp	1.0
Decrease 100bp	(3.1)

Provision for Loan Losses

Our policy is to maintain an allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses, which is a charge to earnings, is decreased by charge offs and increased by loan recoveries. Our allowance for loan losses as a percentage of total loans was 1.19% and 1.23% at September 30, 2021 and December 31, 2020, respectively.

There was no provision expense for the three months ended September 30, 2021 compared to a $2.1 million provision for the three month period ended September 30, 2020. For the nine months ended September 30, 2021, there was a provision release of $0.4 million compared to an $11.3 million provision for the comparable period in 2020. The release was primarily attributable to improved asset quality trends, significant improvement in a specific classified loan, and other qualitative factors. Provision expense is impacted by the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs.

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at September 30, 2021. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

			2021 - 2020			2021 - 2020
	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Increase	September 30,		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
Noninterest income:
Deposit service charges	$1,187	$1,064	11.6%	$3,398	$2,531	34.3%
Interchange and debit card transaction fees	1,236	936	32.1%	3,555	2,389	48.8%
Mortgage banking	4,693	9,686	(51.5)%	13,318	19,063	(30.1)%
Tri-Net	1,939	668	190.3%	4,618	2,528	82.7%
Wealth management	481	382	25.9%	1,412	1,162	21.5%
SBA lending	911	476	91.4%	1,781	525	239.2%
Net gain on sale of securities	7	34	(79.4)%	20	74	(73.0)%
Other noninterest income	1,197	1,558	(23.2)%	3,446	3,228	6.8%
Total noninterest income	$11,651	$14,804	(21.3)%	$31,548	$31,500	0.2%

The increase in deposit service charges for the nine months ended September 30, 2021 compared to the same period in 2020 is related to our acquisitions of FCB and BOW, as well as growth in our commercial and consumer deposit accounts.

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

Wealth management income is derived from advisory services offered to specific customers. The increase in wealth management fees for the three and nine month periods ended September 30, 2021 compared to the same periods in 2020 was mostly driven by transaction volume, which can fluctuate from period to period.

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

Noninterest Expense

The following table presents the primary components of noninterest expense for the periods indicated.

			2021 - 2020			2021 - 2020
	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Increase	September 30,		Increase
	2021	2020	(Decrease)	2021	2020	(Decrease)
Noninterest expense:
Salaries and employee benefits	$10,980	$12,949	(15.2)%	$31,210	$33,256	(6.2)%
Data processing and software	2,632	2,353	11.9%	8,530	6,317	35.0%
Occupancy	1,028	999	2.9%	3,193	2,615	22.1%
Equipment	760	864	(12.0)%	2,640	2,295	15.0%
Professional services	469	638	(26.5)%	1,634	1,854	(11.9)%
Regulatory fees	279	397	(29.7)%	746	893	(16.5)%
Acquisition related expenses	—	2,548	(100.0)%	323	3,286	(90.2)%
Amortization of intangibles	477	539	(11.5)%	1,478	1,300	13.7%
Other operating	1,741	1,452	19.9%	5,105	4,067	25.5%
Total noninterest expense	$18,366	$22,739	(19.2)%	$54,859	$55,883	(1.8)%

The change in salaries and employee benefits was driven primarily by a reduction in compensation associated with mortgage banking. At September 30, 2021, our associate base decreased to 392 compared to 403 at September 30, 2020.

Data processing and software expense increased during both comparable periods presented due to increased transaction volumes related to the Company's recent acquisitions and services related to the processing of PPP loans.

The increase in occupancy expense during the periods presented was largely attributable to facilities related costs and the increasing cost of managing our IT network.

Our efficiency ratio was 53.06% and 65.99% for the three months ended September 30, 2021 and September 30, 2020, respectively. For the nine months ended September 30, 2021 and 2020, our efficiency ratio was 55.01% and 65.37%, respectively. The efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income and measures the amount of expense that is incurred to generate a dollar of revenue. The efficiency ratio improved in 2021 due to operational improvements and synergies achieved through the FCB and BOW acquisitions compounded by increased revenues and a continued emphasis on expense discipline.

Income Tax Provision

The Company’s effective tax rate for the three and nine month periods ended September 30, 2021 was 19.4% and 20.0%, respectively, compared to 22.0% and 18.0% for the three and nine month periods ended September 30, 2020, respectively. The three month period decrease is attributable to a revision in the Company's expected annual effective tax rate for 2021 driven by continued benefits in the Company's tax strategy.
The nine month period increase in the effective tax rate from the nine month period ended September 30, 2020 is largely the result of the impact of the provisions under the CARES Act, which were effective for 2020. The CARES Act permitted NOL’s arising in taxable years beginning after December 31, 2017 and before January 1, 2021 to be carried back five taxable years. This enabled the Company to carry back in 2020 losses incurred during the taxable year 2018 to prior years with a higher statutory tax rate, creating a permanent tax rate benefit. As a result, the Company recorded an income tax benefit of $0.8 million related to the permanent tax rate benefit during the nine months ended September 30, 2020.

The effective tax rate for the three and nine months ended September 30, 2021 compared favorably to the statutory federal rate of 21% and Tennessee excise tax rate of 6.5% primarily due to investments in qualified municipal securities, company owned life insurance, tax benefits of CapStar Bank’s real estate investment trust subsidiary, community investment tax credits, and tax benefits associated with share-based compensation, net of the effect of certain non-deductible expenses. The Company anticipates its effective tax rate for 2021 to be approximately 20.0 percent.

(b) Financial Condition

Balance Sheet

Total assets increased $125.1 million, or 4.2%, from $2.99 billion on December 31, 2020 to $3.11 billion on September 30, 2021. Loans held for investment grew $10.6 million, or 0.6%, in the first nine months of 2021. Excluding PPP loans, loans held for investment increased $128.0 million, or 7.5%, for the same period. Loans held for sale decreased $10.5 million, or 5.6%, during the first nine months of 2021.

Total liabilities increased $98.3 million, or 3.7%, from $2.64 billion on December 31, 2020 to $2.74 billion on September 30, 2021. Deposits increased $106.4 million, or 4.1%.

Our growth in cash, loans and deposits has been significantly influenced by the U.S. government’s various stimulus programs and their impact on our customers and economic uncertainty associated with the COVID-19 pandemic.

Loans

The composition of loans at September 30, 2021 and December 31, 2020 and the percentage of each classification to total loans are summarized as follows:

	September 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent
Commercial real estate - owner occupied	$193,139	10.2%	$162,603	8.6%
Commercial real estate - non-owner occupied	579,857	30.6%	481,229	25.5%
Consumer real estate	328,262	17.3%	343,791	18.3%
Construction and land development	210,516	11.1%	174,859	9.3%
Commercial and industrial	478,279	25.2%	623,446	33.1%
Consumer	45,669	2.4%	44,279	2.4%
Other	58,527	3.2%	53,483	2.8%
Total loans	$1,894,249	100.0%	$1,883,690	100.0%

At September 30, 2021, our loan portfolio composition remained relatively consistent with the composition at December 31, 2020. Our primary focus has been on commercial and industrial and commercial real estate lending, which constituted 66% of our loan portfolio as of September 30, 2021. Although we expect continued growth with respect to our loan portfolio, we do not expect any significant changes over the foreseeable future in the composition of our loan portfolio or in our emphasis on commercial lending. Our loan growth since inception has been reflective of the target market that we serve. The commercial real estate category includes owner-occupied commercial real estate loans which are similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the affiliated business rather than on the valuation and cash flows of the real estate from unaffiliated tenants. Since 2009, our commercial and industrial and commercial real estate portfolios have continued to experience strong growth, primarily due to implementation of our relationship-based banking model and the success of our relationship managers in transitioning commercial banking relationships from other local financial institutions and in competing for new business from attractive small to mid-sized commercial clients. Many of our larger commercial clients have lengthy relationships with members of our senior management team or our relationship managers that date back to their employment by other financial institutions.

Non-Performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

	September 30, 2021	December 31, 2020
Non-accrual loans	$3,431	$4,816
Troubled debt restructurings	1,859	1,928
Loans past due over 89 days and still accruing	1,560	3,295

Non-performing loans	3,431	4,816
Other real estate owned	349	523
Non-performing assets	3,780	5,339
Non-performing loans as a percentage of total loans	0.18%	0.26%
Non-performing assets as a percentage of total assets	0.12%	0.18%

The following table sets forth the major classifications of non-accrual loans:

	September 30, 2021	December 31, 2020
Commercial real estate	$115	$130
Consumer real estate	1,174	1,821
Construction and land development	—	107
Commercial and industrial	89	470
Consumer	47	9
Other	—	—
Purchased credit impaired	2,006	2,279
Total loans	$3,431	$4,816

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

Our most liquid assets are comprised of cash and due from banks, interest-bearing deposits in financial institutions, available-for-sale marketable investment securities and federal funds sold. Liquid assets increased significantly versus December 31, 2020 primarily due to continued strong deposit inflows since the start of the pandemic which have substantially bolstered liquidity. Interest-bearing deposits in financial institutions totaled $287.4 million at September 30, 2021, an increase of $50.2 million from December 31, 2020. The fair value of the available-for-sale investment portfolio was $483.8 million at September 30, 2021, a slight decrease from December 31, 2020. We pledge portions of our investment securities portfolio to secure public fund deposits, derivative positions and Federal Home

Loan Bank advances. At September 30, 2021, total investment securities pledged for these purposes comprised 41% of the estimated fair value of the investment portfolio, leaving $284.2 million of unpledged securities.

We have a large base of non-maturity customer deposits, defined as demand, savings, and money market deposit accounts. At September 30, 2021, such deposits totaled $2.3 billion and represented approximately 85% of our total deposits.

Other sources of funds available to meet daily needs include $448.9 million of borrowing capacity from the FHLB of Cincinnati, $252.0 million of borrowing capacity from the Federal Reserve Bank of Atlanta’s discount window and federal funds lines with correspondent banks totaling $125.0 million at September 30, 2021.

The principal source of cash for CapStar Financial Holdings, Inc. (the “Parent Company”) is dividends paid to it as the sole shareholder of the Bank. At September 30, 2021, the Bank was able to pay up to $70.6 million in dividends to the Parent Company without regulatory approval subject to the ongoing capital requirements of the Bank.

Accordingly, management currently believes that our funding sources are at sufficient levels to satisfy our short-term and long-term liquidity needs.

(d) Capital Resources

At September 30, 2021, shareholders’ equity totaled $370.3 million, an increase of $26.8 million since December 31, 2020. As of September 30, 2021, the Company and the Bank were well-capitalized under the regulatory framework for prompt corrective action. See the Consolidated Statement of Changes in Shareholders’ Equity as well as Notes 11 and 12 of the consolidated financial statements for further detail of the changes in equity since the end of 2020.

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions that, in accordance with U.S. GAAP, are not included in our consolidated balance sheet. We enter into these transactions to meet the financing needs of our clients. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in our consolidated balance sheets. Most of these commitments mature within two years and are expected to expire without being drawn upon. Standby letters of credit are included in the determination of the amount of risk-based capital that the Company and the Bank are required to hold.

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

(e) Non-GAAP Financial Measures

This Report includes the following financial measures that have been prepared other than in accordance with U.S. GAAP (“non-GAAP financial measures”): tangible common equity, tangible common equity to total tangible assets and tangible common equity per share. The Company believes that these non-GAAP financial measures (i) provide useful information to management and investors that is supplementary to its financial condition, results of operations and cash flows computed in accordance with U.S. GAAP, (ii) enable a more complete understanding of factors and trends affecting the Company’s business, and (iii) allow investors to evaluate the Company’s performance in a manner similar to management, the financial services industry, bank stock analysts and bank regulators; however, the Company acknowledges that its non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with U.S. GAAP, and they are not necessarily comparable to non-GAAP financial measures that other companies use.

The following table presents a reconciliation of tangible common equity, tangible common equity to total tangible assets and tangible common equity per share to the most directly comparable U.S. GAAP financial measures.

(dollars in thousands, except share and per share data)	September 30, 2021	December 31, 2020
Total equity	$370,328	$343,486
Less core deposit intangible	(7,152)	(8,630)
Less goodwill	(41,068)	(41,068)
Tangible common equity	$322,108	$293,788

Total assets	$3,112,127	$2,987,006
Less core deposit intangible	(7,152)	(8,630)
Less goodwill	(41,068)	(41,068)
Total tangible assets	$3,063,907	$2,937,308

Total shareholders' equity to total assets	11.90%	11.50%
Tangible common equity ratio	10.51%	10.00%
Total shares of common stock outstanding	22,165,760	21,988,803
Book value per share of common stock	$16.71	$15.62
Tangible book value per share of common stock	14.53	13.36

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

ASU 2019-12 ― Applicable to entities within the scope of Topic 740, Income Taxes:

In December 2019, the FASB issued guidance to simplify accounting for income taxes by removing specific technical exceptions that often produce information investors have a hard time understanding. The amendments also improve consistent application of and simplify U.S. GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The amendments are effective for fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. These amendments were adopted on January 1, 2021 and did not have a material effect on the Company’s financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our market risk as of September 30, 2021 from that presented in our 2020 10-K. Information about our interest rate sensitivity is included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Simulation Sensitivity Analysis” of this Report and incorporated herein by this reference.

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

101

Interactive data files for Capstar Financial Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Comprehensive Income (unaudited); (iv) the Consolidated Statements in Shareholders’ Equity (unaudited); (v) the Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from Capstar Financial Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 (formatted in Inline XBRL and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTAR FINANCIAL HOLDINGS, INC.

By:	/s/ Denis J. Duncan
Denis J. Duncan
Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	November 4, 2021