Form 10-K
period 2021-12-31
CapStar Financial Holdings, Inc.
filed 2022-03-07
CIK 1676479

non-accrual

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated file	☐	Small reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $440,483,172 based on the closing sales price of $20.50 per share as reported on the Nasdaq Global Select Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of February 24, 2022
Common Stock, par value $1.00 per share	22,226,070

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Shareholders (the "2022 Proxy Statement"), which will be filed within 120 days after December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Contents

Terminology

Cautionary Note Regarding Forward-looking statements

Summary of Material Risks

i

TERMINOLOGY

Unless this Annual Report on Form 10-K (this “Report”) indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “Company,” “CapStar,” “CSTR” and “CapStar Financial,” as used herein refer to CapStar Financial Holdings, Inc., and its wholly owned subsidiary, CapStar Bank, which we sometimes refer to as “our bank subsidiary,” “the bank” or “our bank”. References herein to the fiscal years 2019, 2020 and 2021 mean our fiscal years ended on each of December 31, 2019, 2020 and 2021, respectively. References herein to our “Target Market” includes the state of Tennessee and geographical areas within a 100-mile radius of any of our branch locations.

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

Risks Related to Our Business

•
Our business, financial condition, and results of operations may be adversely affected by global pandemics, including the recent COVID-19 pandemic and future variants.
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

v

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

As of December 31, 2021, on a consolidated basis, we had total assets of $3.1 billion, total deposits of $2.7 billion, total net loans of $1.9 billion, and shareholders’ equity of $380.1 million.

Core Operating Principles

We operate our business in conformity with our core principles which are, in order of priority:

•
Soundness - We strive to engage in safe and sound banking practices that preserve the asset quality of our balance sheet and protect our deposit base and ensure we maintain capital levels that are considered above “well capitalized” according to regulatory standards.
•
Profitability - We seek to achieve strong profitability metrics through optimal balance sheet management, prudent expense management, and disciplined capital allocation.
•
Strategic Growth - We seek to grow revenue and net income by building long-term relationships with our customers based on top quality service.

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

In addition to acquisitions, we seek opportunities to expand our presence organically when we identify a strong banking team in a market with attractive economic characteristics and market demographics where we believe we can achieve accelerated growth of loans and deposits while deploying capital in a disciplined manner. Prior to entering a new market, historically we have identified and built a team of experienced, successful bankers with market-specific knowledge to lead the bank’s operations in that market. Generally, we or members of our senior management team are familiar with these individuals based on prior work experience and reputation, and strongly believe in the ability of such individuals to successfully execute our business model. Ideal geographic areas for expansion include those with successful, experienced bankers with strong reputations in the market and economic attributes necessary to drive quality lending and deposit opportunities. During the fourth quarter ended December 31, 2021, the Company announced the hiring of a team of nine experienced financial professionals to grow market share and serve clients in Chattanooga, TN.

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

We market our lending products and services to existing clients through our client service. We seek to attract new lending clients through banking teams that are specifically dedicated to the markets in which we serve. We believe our industry-specific knowledge, product and local market expertise and engagement increase our profile within these lending verticals, enable us to identify, select and compete for qualified borrowers and attractive financing projects and manage more effectively the potential risks of our loan portfolio.

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

Our underwriting processes collaboratively engage our bankers and credit underwriters in the analysis of each loan request. We manage our credit risks by analyzing metrics in order to maintain a conservative and well-diversified loan portfolio reflective of our assessment of various subsets within our market. Based upon our aggregate exposure to any given borrower relationship, we employ tiered review of loan originations that may involve joint line and credit authorization, our bank’s Credit Committee or, ultimately, our full board of directors.

Concentrations. We are a relationship-oriented, rather than a transaction-based, bank. Accordingly, substantially all of our loans have been made to borrowers located in our Target Market. As of December 31, 2021, approximately 73% of the loans in our loan portfolio (measured by dollar amount) were made to borrowers who live or conduct business in our Target Market, and a substantial portion of those loans are considered commercial and industrial loans, commercial real estate loans (including owner-occupied and non-owner occupied real estate), mortgage loans and construction loans. As such, a substantial majority of our loan portfolio is dependent upon the economic environment of our Target Market. We do have a limited number of loans secured by properties located outside of Tennessee, most of which are made to borrowers who are well-known to us because they are headquartered or reside within Tennessee.

In addition, we employ appropriate limits on our overall loan portfolio and requirements with respect to certain types of lending. As a general practice, we operate with an internal guideline limiting loans to any single borrowing relationship to a tiered amount based upon our internal risk rating. Many of our loans have been made to a small number of borrowers, resulting in a concentration of large loans to certain borrowers. As of December 31, 2021, our 25 largest borrowing relationships (which may include multiple loans to one borrower or loans to multiple entities that are affiliated due to common ownership) accounted for approximately 15% of our total loan portfolio.

Credit Risk Management. Managing credit risk is a process that involves the entire Company. Our strategy for credit risk management includes the disciplined underwriting process described above, adherence to prudent standards, and ongoing risk monitoring and review processes for all loan exposures. Our Chief Credit Policy Officer provides bank-wide credit oversight and regularly reviews the loan portfolio to ensure that the risk identification processes are functioning properly and that our credit standards are followed. We periodically submit ourselves to review by independent third parties to validate our internal oversight. We strive to identify potential problem loans early in an effort to aggressively seek resolution of these situations before the loans become delinquent or impaired, record any necessary charge-offs promptly and maintain adequate allowance levels for probable loan losses inherent in the loan portfolio.

Credit risk management involves a partnership between our bankers and our credit department with credit approval processes requiring concurrence of the two. The members of our credit administration group primarily focus their efforts on credit analysis, underwriting and monitoring of credits and providing management reporting to executive management and our board of directors. Based upon size, emerging problem loans are assigned to our special assets process to mitigate the risk of loss. Executive management regularly reviews the status of the watch list and classified assets portfolio as well as the larger credits in the portfolio. Our collections department is also responsible for managing the collection and foreclosure process and the disposal of other real estate owned.

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

Our ability to gather deposits is an important aspect of our business franchise, and we believe this is a significant driver of our success. Our largest sources of deposits are NOW, Demand Deposit Accounts, money market and savings accounts. Our transaction accounts include checking and NOW accounts, which provide us with a source of fee income, as well as a low-cost source of funds. Time accounts also provide us with a relatively stable and low-cost source of funding. Certificates of deposit are held primarily by clients in our Target Market.

Deposit rates are reviewed regularly by pricing committee as we continuously seek to price our deposit products and services to promote core deposit growth. Our management believes that the rates that we offer are competitive with those offered by other institutions in our Target Market.

Correspondent Banking

We provide correspondent banking services to community banks. Services we offer include settlement, Fed Funds lines of credit, depository products, wire transfer services, bank holding company loans and loan participations on larger commercial and commercial real estate exposures. Correspondent banking deposits comprised approximately $408.5 million or 15% of our total deposits as of December 31, 2021.

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

Mortgage Banking

Mortgage banking generated $0.9 billion in mortgage loan originations for the year ended December 31, 2021. Mortgage loans are typically sold in the secondary market and are underwritten by the bank. Mortgage banking has provided the bank a source of noninterest income and referrals for other banking services including home equity lines of credit and deposit products.

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

Competition

The financial services industry is highly competitive in our Target Market. In particular, the Target Market consisted of 84 financial institutions with over $114 billion in deposits as of June 30, 2021. We held the number 9 deposit market share position at June 30, 2021 with 2.5% of the deposit market share. We compete for loans, deposits, and financial services in our Target Market. We compete directly with other bank and nonbank institutions located within our market area, Internet-based banks, out-of-market banks, and bank holding companies that advertise in or otherwise serve our market area, along with money market and mutual funds, brokerage houses, mortgage companies, and insurance companies or other commercial entities that offer financial services products. Competition involves efforts to retain current clients, obtain new loans and deposits, increase the scope and type of services offered, and offer competitive interest rates paid on deposits and charged on loans. Many of our competitors enjoy competitive advantages, including greater financial resources, a wider geographic presence, more accessible branch office locations, the ability to offer additional services, more favorable pricing alternatives, and lower origination and operating costs. Some of our competitors have been in business for a long time and have an established client base and name recognition. Changes in regulation, technology and product delivery systems have resulted in an increasingly competitive environment. We expect to continue to face increasing competition from online and traditional financial institutions seeking to attract customers by providing access to similar services and products; however, we believe that our experienced leadership, efficient and scalable operating model, personalized service and emphasis on attracting core deposits from our other product offerings enable us to effectively compete in the communities in which we operate.

Information and Technology

We continually adapt to the changing technological needs and wants of our clients by investing in our electronic banking platform. We use a combination of online and mobile banking channels to attract and retain clients and expand the convenience of banking with us. In most cases, our clients can initiate banking transactions from the convenience of their personal computer or smart phone, reducing the number of in-branch visits necessary to conduct routine banking transactions. The remote transactions available to our clients include remote image deposit, bill payment, external and internal transfers, ACH origination and wire transfer. We believe that our investments in technology and innovation are consistent with our clients’ needs and will support future migration of our clients’ transactions to these and other developing electronic banking channels. Further, we closely monitor information security for trends and new threats, including cybersecurity risks, and invest significant resources to continuously improve the security and privacy of our systems and data. For more information, please see “– Supervision and Regulation - Cybersecurity and Privacy”. The Company also has an Information Technology (IT) Steering Committee comprised of internal managers representing various divisions of the Company. The Committee oversees IT strategic and investment priorities and the Company’s Information Security Program. The Committee regularly reports to the Risk Committee of the Board through distribution of meeting minutes and other presentations and communication, including a comprehensive overview of the Company’s cyber and information security program annually.

Human Capital

As of December 31, 2021, we had 397 total employees. As a service-oriented business, our long-term success depends on our people and we are committed to taking a multi-dimensional approach to talent and culture. Our people and culture are critical to the Company’s long-term success.

As such, our talent vision and strategy focus on:

Talent Vision, Strategy and Development

•
Enabling talent and performance management that generates career opportunities and creates future leaders of the organization.
•
Empathy towards others that gives us a unique understanding and ability to provide internal and external service excellence.
•
Supporting a healthy work-life balance by offering generous paid time off for vacation (four weeks per year), holidays (including birthday), and sick leave.
•
Delivering a competitive compensation package, including medical, dental and vision benefits; paid life, disability, and long-term care insurance; and 401(k) employer contribution.

Diversity, Equity and Inclusion- At CapStar, we cultivate and advance diversity in all forms as part of building a strong culture, a culture in which inclusion and belonging are paramount, and where all of our colleagues strive to be open and inclusive leaders and teammates. Our culture is what unifies our colleagues across our diverse business model, ensures we are best positioned to serve our diverse clients and propels our continuous evolution. We are proud to be an Equal Opportunity Employer and enforce those values throughout all of our operations. We prohibit discrimination in hiring or advancement against any individual on the basis of race, color, religion, gender, sex, national origin, age, marital status, pregnancy, physical or mental disability, genetics, veteran status, sexual orientation, or any other characteristic protected by applicable law.

Oversight- Transparency and accountability are critical to driving our recruiting and development practices. We are committed to advancing the leadership of our Board through the inclusion of female and diverse directors, as detailed in the Company’s Nominating and Corporate Governance Committee Charter. With more than 20% female representation, the Company was recognized nationally for its commitment to board diversity by the 2020 Women on Boards education and awareness campaign as one of only 52% of Russell 3000 companies earning the distinction.

We employ Gallup Engagement Surveys to gauge employee satisfaction and solicit feedback from team members on ways management can improve the working environment and development of team members. Management has specific goals developed through these surveys and is encouraged to constantly improve the work environment and team member satisfaction and retention.

None of our employees are represented by any collective bargaining unit or are parties to a collective bargaining agreement.

Environmental Matters

The Company knows that we are responsible for protecting our planet and understands that reducing our business’s carbon footprint is key to a sustainable future. We are committed to measuring and minimizing our collective impact on the environment while contributing to environmental stewardship and responsible business operations. We have embedded environmental sustainability throughout our products, services, operations, and culture to drive efficiencies and responsible resource use while creating comfortable, safe, and healthy workplaces for our stakeholders. We do this by focusing on LED conversions and timely replacement of HVAC systems in our existing buildings and the installation of the most energy efficient alternatives in connection with new construction. Further, we mandate the recycling of shred waste as well as striving to optimize building occupancy to limit the adverse impact of unnecessary expansion. Additionally, we drive reductions in our carbon footprint through the utilization of technology and digital channels, including payments, credit, savings, remittances, online and mobile banking, and imaging systems. We also promote the use of electronic deposit account statements, loan, tax and other notices, and eSign technology, which support efficiency and paper reduction.

We impact the environment through our operations and through the financing of the operations of other companies that could pose risks to the environment. CapStar works hard to ensure that our lending activities do not encourage business activities that could cause irreparable damage to our reputation or the environment. As a result, we try to conduct business responsibly and actively work with stakeholders to best serve our various constituents. In general, we evaluate each credit or transaction on its individual merits, with larger deals receiving more attention and deeper analysis. Our underwriting process regularly looks at governance issues and seeks to incorporate relevant industry risks.

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

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking agencies will evaluate the record of each financial institution in meeting the needs of its local community, including low- and moderate-income neighborhoods. Our bank’s record of performance under the CRA is publicly available. A bank’s CRA performance is also considered in evaluating applications seeking approval for mergers, acquisitions, and new offices or facilities. Failure to adequately meet these criteria could result in additional requirements and limitations being imposed on the bank. Additionally, we must publicly disclose the terms of certain CRA-related agreements. As of December 31, 2021 the Bank had a CRA rating of “Satisfactory.”

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

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) establishes a system of “prompt corrective action” (“PCA”) to resolve the problems of undercapitalized insured depository institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into which all insured depository institutions are placed. The federal banking agencies have specified by regulation the relevant capital thresholds and other qualitative requirements for each of those categories. For an insured depository institution to be “well capitalized” under the PCA framework, it must have a common equity Tier 1 capital ratio of 6.5%, Tier 1 capital ratio of 8.0%, a total capital ratio of 10.0%, and a Tier 1 leverage ratio of 5.0%, and must not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by its primary federal regulator to meet and maintain a specific capital level for any capital measure. As of December 31, 2021, our bank qualified for the “well capitalized” category.

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

Commercial Real Estate Concentration

In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate, or CRE, loans. In addition, in December 2015, the federal banking agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. As of December 31, 2021, our bank’s total CRE loans represented 217% of total capital.

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

The Company has an Information Technology (IT) Steering Committee comprised of internal managers representing various divisions of the Company. The Committee oversees IT strategic and investment priorities and the Company’s Information Security Program. The Committee regularly reports to the Risk Committee of the Board through distribution of meeting minutes and other presentations and communication, including a comprehensive overview of the Company’s cyber and information security program annually.

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

We have also posted our Corporate Governance Guidelines, Code of Ethics and Conflicts of Interest Policy for directors, officers and employees, and the charters of our Audit Committee, Risk Committee, Nominating and Corporate Governance Committee, Community Affairs Committee, and Compensation and Human Resources Committee of our board of directors on the Corporate Governance section of our website at www.ir.capstarbank.com. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Corporate Governance Guidelines, Code of Ethics and Conflicts of Interest Policy, or current committee charters on our website. We will also provide a copy of our Corporate Governance Guidelines, Code of Ethics and Conflicts of Interest Policy, and any committee charters without charge upon written request sent to 1201 Demonbreun Street, Suite 700, Nashville, Tennessee 37203, Attention: Investor Relations.

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

Risks Related To Our Business

Our business, financial condition, and results of operations may be adversely affected by global pandemics, including the recent COVID-19 pandemic and future variants.

Our business, financial condition, and results of operations have been and may be adversely affected if the COVID-19 pandemic continues to interfere with the ability of our employees, vendors, customers, financing sources, or others to conduct business or continues to negatively affect consumer confidence or the economy.

In March 2020, the World Health Organization (WHO) characterized the outbreak of COVID-19 as a global pandemic and recommended containment and mitigation measures. The United States declared a national emergency concerning the pandemic, and multiple states and municipalities have declared public health emergencies. Along with these declarations, there have been extraordinary and wide-ranging actions taken by international, federal, state and local public health and governmental authorities to contain and combat the outbreak and spread of COVID-19 in regions across the United States and the world, including quarantines and “stay-at-home” orders and similar mandates for many individuals to restrict daily activities substantially and for many businesses to curtail or cease normal operations. Although some restrictions have eased in some jurisdictions, there have been increasing rates of COVID-19 infection in regions across the United States and the world in recent months, which have yet to show substantial signs of decline, and some areas are re-imposing closures and other restrictions due to such increasing rates of COVID-19 cases. As a result, the COVID-19 pandemic has significantly affected, and is likely to continue to affect, overall economic conditions in the United States.

Although the Company maintains contingency plans for pandemic outbreaks, a significant increase in COVID-19 cases above current levels could also negatively impact the availability of key personnel necessary to conduct its business activities. Such an increase or outbreak could also negatively impact the business and operations of third-party service providers who perform critical services for the Company. If COVID-19 spreads or the response to contain COVID-19 and its variants is unsuccessful, the Company could experience a material adverse effect to its business, financial condition, and results of operations.

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

We are uncertain of the potential long-term impacts of the pandemic on our business, and the severity, duration, and timing of the business and economic impacts from the continuing, unprecedented public health effort to contain and combat the spread of COVID-19 and its variants, which has previously included, and may in the future include, among other things, significant volatility in financial markets and a sharp decrease in the value of equity securities, including our common stock.

As a business operating in the financial services industry, our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.

Our business and operations, which primarily consist of lending money to clients in the form of loans, borrowing money from clients in the form of deposits and investing in securities, are sensitive to general business and economic conditions in the United States. If the U.S. economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium- and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic and other conditions in foreign countries could affect the stability of global financial markets, which could hinder United States economic growth. As an example, the continued fallout of the global pandemic has resulted in wide reaching shutdown of certain businesses regions in which we operate. Depending on future developments (including the extent of the virus’s spread, new variants and the measures, such as quarantines and travel restrictions, taken to contain such spread), the outbreak may adversely affect economic conditions in the United States generally and our markets in particular.

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

Unlike with many of our larger competitors that maintain significant operations located outside our market area, substantially all of our clients are individuals and businesses located and doing business in our Target Market. As of December 31, 2021, approximately 73% of the loans in our loan portfolio (measured by dollar amount) were made to borrowers who live or conduct business in our Target Market. Therefore, our success will depend upon the general economic conditions in this area, which we cannot predict with certainty. As a result, our operations and profitability may be more adversely affected by a local economic downturn in our Target Market than those of larger, more geographically diverse competitors. For example, the Nashville, Tennessee economy is particularly sensitive to changes in the healthcare service, music and entertainment and hospitality and tourism industries, among others. A downturn in these industries or in the local economy generally could make it more difficult for our borrowers to repay their loans and may lead to loan losses that are not offset by operations in other markets; it may also reduce the ability of depositors to make or maintain deposits with us. For these reasons, any regional or local economic downturn that affects our Target market, or existing or prospective borrowers or depositors in our Target Market could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

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

As a result of our growth over the past several years, as of December 31, 2021, approximately 58% of our loan portfolio had been originated since December 31, 2018, including new originations and renewals. In general, loans do not begin to show signs of credit deterioration or default until they have been outstanding for some period of time, a process referred to as “seasoning.” As a result, a portfolio of older loans will usually behave more predictably than a newer portfolio. Because a large portion of our portfolio is relatively new, the current level of delinquencies and defaults may not represent the level of delinquencies and defaults that could occur as the portfolio becomes more seasoned and may not serve as a reliable basis for predicting the health and nature of our loan portfolio. Our limited experience with these loans does not provide us with a significant payment history pattern with which to judge future collectability. As a result, it may be difficult to predict the future performance of our loan portfolio. If delinquencies and defaults increase, we may be required to increase our allowance for loan losses, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

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

Our leveraged loans are primarily commercial in nature. Frequently, these loans have a secondary source of repayment that is directly correlated with the primary source of repayment. Leveraged borrowers may have a diminished ability to adjust to unexpected events and changes in business conditions because of a higher ratio of liabilities to capital, and in some cases, reliance is placed on enterprise value as a secondary source of repayment. The repayment of leveraged loans depends primarily on the cash flow and credit worthiness of the borrower and on enterprise value as a secondary source of repayment. To mitigate this risk, we give enhanced scrutiny to leveraged loan transactions, assess risk probabilities using benchmarks obtained from external rating agencies, and engage higher levels of senior management and board involvement in the approval and ongoing review of leveraged loan relationships. Highly Levered Transaction (“HLT”) loan balances to customers amounted to $27.1 million, or 1.4% of our total loan portfolio as of December 31, 2021.

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

As of December 31, 2021, approximately 31% of our loan portfolio was composed of non-owner occupied commercial real estate loans, 11% of owner occupied commercial real estate loans, 17% consumer real estate loans, and 11% construction and land development loans. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. A decline in real estate values could further impair the value of our collateral and our ability to sell the collateral upon any foreclosure, which would likely require us to increase our allowance for loan losses. In the event of a default with respect to any of these loans, the amounts we receive upon sale of the collateral may be insufficient to recover the outstanding principal and interest on the loan. If we are required to re-value the collateral securing a loan to satisfy the debt during a period of reduced real estate values or to increase our allowance for loan losses, our profitability could be adversely affected, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

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

Risks associated with home equity products where we are in a second lien position could materially adversely affect our performance. Home equity products, particularly those where we are in a second lien position, and particularly those in certain geographic areas, may carry a higher risk of non-collection than other loans. Home equity lending includes both home equity loans and lines of credit. Of our $155.6 million home equity portfolio at December 31, 2021, approximately $151.4 million were home equity lines of credit and $4.2 million were closed-end home equity loans (primarily originated as amortizing loans). This type of lending, which is secured by a first or second mortgage on the borrower's residence, allows customers to borrow against the equity in their home. Real estate market values at the time of origination directly affect the amount of credit extended, and, in addition, past and future changes in these values impact the depth of potential losses. Second lien position lending carries higher credit risk because any decrease in real estate pricing may result in the value of the collateral being insufficient to cover the second lien after the first lien position has been satisfied. As of December 31, 2021, approximately $84.5 million of our home equity lines and loans were in a second lien position.

We have several large depositor relationships, the loss of which could force us to fund our business through more expensive and less stable sources.

As of December 31, 2021, our ten largest non-brokered depositors accounted for approximately 15% of our total deposits. Withdrawals of deposits by any one of our largest depositors could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations. We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources. Consequently, the occurrence of any of these events could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

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

Liquidity is essential to our business. Liquidity risk is the potential that we will be unable to meet our obligations as they come due because of an inability to liquidate assets or obtain adequate funding. An inability to raise funds, at competitive rates or at all, through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. In particular, approximately 86% of our bank’s deposits as of December 31, 2021 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, 63% of the assets of our bank were loans at December 31, 2021, which cannot be called or sold in the same time frame. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.

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

Our profits, like that of most financial institutions, depends to a large extent on our net interest income, which is the difference between our interest income on interest-earning assets, such as loans and investment securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. Our interest rate sensitivity profile was asset sensitive as of December 31, 2021, meaning that our net interest income would increase from rising interest rates and decline in response due to falling interest rates. However, many assumptions are used to model the impact of interest rate fluctuations on our net interest income. Due to the inherent use of these estimates and assumptions, our models may not be an accurate indicator of how our interest income will be affected by changes in interest rates.

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

Factors beyond our control could significantly affect the fair value of our investment securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments, or OTTI, and realized and/or unrealized losses in future periods and declines in earnings and/or other comprehensive income (loss), which could materially and adversely affect our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations. The process for determining whether impairment of a security is OTTI usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer, any collateral underlying the security as well as the Company’s intent and ability to hold the security for a sufficient period of time to allow for any anticipated recovery in fair value in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to assess any impairments or losses with respect to our securities could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

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

We are limited in the amount our bank can loan in the aggregate to a single borrower or related borrowers by the amount of the bank’s capital. CapStar Bank is a Tennessee-chartered bank and therefore is subject to the legal lending limits of the state of Tennessee and federal law. Tennessee and federal legal lending limits are safety and soundness measures intended to prevent one person or a relatively small and economically related group of persons from borrowing an unduly large amount of a bank’s funds. They are also intended to safeguard a bank’s depositors by diversifying the risk of loan losses among a relatively large number of credit-worthy borrowers engaged in various types of businesses. Under Tennessee law, total loans and extensions of credit to a borrower generally may not exceed 15% of our bank’s capital, surplus and undivided profits. However, such loans may be in excess of that percentage, but not above 25%, if each loan in excess of 15% is first submitted to and approved in advance in writing by the board of directors and a record is kept of such written approval and reported to the board of directors quarterly. We have also established an internal limit on loans to one borrower to be between $10 million and $25 million, depending upon the underlying risk rating of the borrower. Loans in excess of our internal limit are noted as a policy exception and require approval by the Bank's Executive Committee. Based upon our bank’s current capital levels, the amount it may lend is significantly less than that of many of our larger competitors and may discourage potential borrowers who have credit needs in excess of the bank’s lending limit from doing business with us. Our bank accommodates larger loans by selling participations in those loans to other financial institutions, but this strategy may not always be available. If we are unable to compete effectively for loans from our target clients, we may not be able to effectively implement our business strategy, which could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

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

Climate change and societal responses to climate change could adversely affect our business and results of operations, including indirectly through impact to our customers.

The current and anticipated effects of climate change are creating an increasing level of concern for the state of the global environment. As a result, political and social attention to the issue of climate change has increased. In recent years, governments across the world have entered into international agreements to attempt to reduce global temperatures, in part by limiting greenhouse gas emissions. The United States Congress, state legislatures and federal and state regulatory agencies have continued to propose and advance numerous legislative and regulatory initiatives seeking to mitigate the effects of climate change. These agreements and measures may result in the imposition of taxes and fees, the required purchase of emission credits and the implementation of significant operational changes, each of which may require businesses to expend significant capital and incur compliance, operating, maintenance and remediation costs. Consumers and businesses also may change their behavior on their own as a result of these concerns. It is not possible to predict how climate change may impact our financial condition and operations; however, we operate in areas where our business and the activities of our customers could be impacted by the effects of climate change. The effects of climate change may include increased frequency or severity of weather-related events, such as severe storms, hurricanes, flooding and droughts and rising sea levels. These effects can disrupt business operations, damage property, devalue assets and change customer and business preferences, which may adversely affect borrowers, increase credit risk and reduce demand for our products and services. The Company and our customers will need to respond to new laws and regulations as well as consumer and business preferences resulting from climate change concerns. As a result, the Company and our customers may face cost increases, asset value reductions, operating process changes and the like. The impact to our customers will likely vary depending on their specific attributes, including reliance on or role in carbon intensive activities. In addition, we could face reductions in creditworthiness on the part of some customers or in the value of assets securing loans.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on our system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. In particular, we are required to certify our compliance with Section 404 of the Sarbanes-Oxley Act, which requires us to furnish annually a report by management on the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting.

If we identify material weaknesses in our internal control over financial reporting in the future, if we cannot comply with the requirements of the Sarbanes-Oxley Act in a timely manner or attest that our internal control over financial reporting is effective, or if our independent registered public accounting firm cannot express an opinion as to the effectiveness of our internal control over financial reporting when required, we may not be able to report our financial results accurately and timely. As a result, investors, counterparties and customers may lose confidence in the accuracy and completeness of our financial reports; our liquidity, access to capital markets and perceptions of our creditworthiness could be adversely affected; and the market price of our common stock could decline. In addition, we could become subject to investigations by the stock exchange on which our securities are listed, the SEC, the Federal Reserve, the FDIC, or other regulatory authorities, which could require additional financial and management resources. These events could have an adverse effect on our business, financial condition and results of operations. In addition, we may be required to incur costs in improving our internal control system and hiring additional personnel. Any such action could negatively affect our results of operations and cash flows.

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

On March 5, 2021, the FCA confirmed that the publication of most LIBOR term rates will end on June 30, 2023 (excluding one-week U.S. LIBOR and two-month U.S. LIBOR, the publication of which ended on December 31, 2021). The Alternative Reference Rates Committee (ARRC), a committee of U.S. financial market participants, has identified the Secured Overnight Financing Rate (SOFR) as the reference rate that represents best practice as the alternative to LIBOR for use in derivatives and other financial contracts that are currently indexed to USD-LIBOR. However, there are conceptual and technical differences between LIBOR and SOFR. The federal banking agencies have encouraged banking organizations to cease entering into new contracts that use U.S. LIBOR as a reference rate by no later than December 31, 2021, and to ensure existing contracts have robust fallback language that includes a clearly defined alternative reference rate. Market participants are currently working on industry-wide and company-specific transition plans as it relates to outstanding derivatives and cash markets indexed to LIBOR. While the benchmark provider for U.S. LIBOR (which was typically the benchmark that the Company used) intends to provide the benchmark for some tenors of U.S. LIBOR through June 2023, as of January, 2022 we no longer originate or renew instruments linked to LIBOR, instead offering indices such as prime or SOFR.

We have a significant number of loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR, though the majority are scheduled to mature prior to the June 30, 2023 expected date for cessation of most LIBOR tenors. The transition from LIBOR has resulted in and could continue to result in added costs and employee efforts and could present additional risk. Since alternative reference rates are calculated differently than LIBOR, payments under contracts referencing new alternative reference rates will differ from those referencing LIBOR. The transition has changed and will continue to change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. We cannot predict what the ultimate impact of the transition from LIBOR will be; however, failure to adequately manage the transition could have an adverse effect on our business, results of operations and reputation with our customers.

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

Our charter permits us to issue up to an aggregate of 25 million shares of common stock. As of December 31, 2021, 22,166,129 shares of our common stock were issued and outstanding, including 177,020 shares of restricted common stock that have yet to vest. Those shares outstanding do not include the potential issuance, as of December 31, 2021, of 113,578 shares of our common stock subject to issuance upon exercise of outstanding stock options under the Stock Incentive Plan, and 1,168,174 additional shares of our common stock that were reserved for issuance under the Stock Incentive Plan. A future issuance of any new shares of our common stock would, and equity-related securities could, cause further dilution in the value of our outstanding shares of common stock.

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

ITEM 3. LEGAL PROCEEDINGS

We and our subsidiaries may be involved from time to time in various routine legal proceedings incidental to our respective businesses. Neither we nor any of our subsidiaries are currently engaged in any legal proceedings that are expected to have a material adverse effect on our results of operations or financial position.

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

As of February 24, 2022, there were approximately 3,892 holders of record of shares of our common stock.

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

Stock Performance Graph

The following stock performance graphs compare total shareholders' return on our common stock for the five and three year periods beginning at the close of trading on December 31, 2016 until December 31, 2021, and December 31, 2018 until December 31, 2021, respectively, with the cumulative total return of the Nasdaq Composite Index and the Nasdaq Bank Index for the same period. While historically we have compared shareholders’ return on our common stock to the Nasdaq Composite Index and Nasdaq Bank Index as an implied benchmark, we do not believe these indices to be an optimal frame of reference or benchmark indicative of the Company’s size or characteristics.

Specifically, the Nasdaq composite index contains a significant concentration of tech companies which are fundamentally different than the community banking industry at large, and the Nasdaq Bank index includes financial institutions much larger in size than the Company. Therefore, we believe the Russell 2000 Index and ABA Nasdaq Community Bank Index are more appropriate comparative indices. The Russell 2000 Index is comprised of a more diverse subset of companies across multiple industries with more similar characteristics to that of the Company. Similarly, the ABA Nasdaq Community Bank Index is a more comparable index given it is comprised of a more narrowly defined subset of community banks. As such, the following stock performance graphs include references to both the newly selected indices (The Russell 2000 Index and ABA Nasdaq Community Bank Index) and the indices used in previous years (The Nasdaq Composite Index and Nasdaq Bank Index). In future periods we will only reference the newly selected indices for purposes of comparing total shareholders’ return on our common stock. Cumulative total return is computed by dividing the difference between the share price of our common stock at the end and the beginning of the measurement period by the share price of our common stock at the beginning of the measurement period. The performance graphs assume $100 is invested on December 31, 2016 and December 31, 2018 in shares of our common stock, the Russell 2000 Index and the ABA Nasdaq Community Bank Index and that dividends are reinvested into additional shares of common stock at the same frequency with which dividends are paid on such shares during the applicable fiscal year. Historical stock price performance is not necessarily indicative of future stock price performance. The information in this paragraph and the following stock performance graphs shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, other than as provided in Item 201 of Regulation S-K, or to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically request that such information be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

	12/31/2016	12/31/2018	12/31/2018	12/31/2019	12/31/2020	12/31/2021
CapStar Financial Holdings, Inc. (CSTR)	100	95	67	77	69	100
Nasdaq Composite (IXIC)	100	130	126	172	250	305
Russell 2000 (RUT)	100	115	102	128	154	176
Nasdaq Bank (BKX)	100	106	88	110	101	145
ABA Nasdaq Community Bank Index (ABAQ)	100	102	86	106	94	126

	12/31/2018	12/31/2019	12/31/2020	12/31/2021
CapStar Financial Holdings, Inc. (CSTR)	100	114	103	149
Nasdaq Composite (IXIC)	100	137	198	242
Russell 2000 (RUT)	100	126	151	173
Nasdaq Bank (BKX)	100	124	115	163
ABA Nasdaq Community Bank Index (ABAQ)	100	123	109	146

ITEM 6. SELECTED FINANCIAL DATA

(dollars in thousands, except per share data)	2021	2020	2019	2018	2017
Balance Sheet Data (at period end):
Total assets	$3,133,046	$2,987,006	$2,037,201	$1,963,883	$1,344,429
Total loans held for investment	1,965,769	1,883,690	1,417,645	1,428,003	947,537
Allowance for loan losses	(21,698)	(23,245)	(12,604)	(12,113)	(13,721)
Investment securities	461,178	488,622	216,442	247,542	196,380
Goodwill and core deposit intangible	47,759	49,698	44,393	46,048	6,242
Total deposits	2,684,281	2,568,001	1,729,451	1,570,008	1,119,866
FHLB advances and subordinated debt	29,532	39,423	10,000	126,509	70,000
Shareholders' equity	380,094	343,486	273,046	254,379	146,946
Income Statement Data:
Interest income	$98,459	$91,852	$91,547	$67,781	$51,515
Interest expense	7,289	15,529	23,799	16,089	9,652
Net interest income	91,170	76,323	67,748	51,692	41,863
Provision for loan losses	(1,066)	11,479	761	2,842	12,870
Net interest income after provision for loan losses	92,236	64,844	66,987	48,850	28,993
Non-interest income	42,681	43,248	24,274	15,459	10,908
Non-interest expense	73,541	77,361	61,995	53,487	33,765
Net income before income tax expense	61,376	30,731	29,266	10,822	6,136
Income tax expense	12,699	6,035	6,844	1,167	4,635
Net income	48,677	24,696	22,422	9,655	1,501
Dividend and Per Share Data:
Cash dividends declared per share of common and preferred stock	0.23	0.20	0.20	0.08	-
Dividend payout ratio	10%	16%	16%	13%	-
Net income per share, basic	$2.20	$1.22	$1.25	$0.73	$0.13
Weighted average shares - basic	22,127,919	20,162,038	17,886,164	13,277,614	11,280,580
Net income per share, diluted	$2.19	$1.22	$1.20	$0.67	$0.12
Weighted average shares - diluted	22,179,461	20,185,589	18,613,224	14,480,347	12,803,511
Book value per share of common stock	$17.15	$15.62	$14.87	$13.84	$11.91
Tangible book value per share of common stock (1)	14.99	13.36	12.45	11.25	11.37
Total shares of common stock outstanding	22,166,129	21,988,803	18,361,922	17,724,721	11,582,026
Total shares of preferred stock outstanding	-	-	-	878,049	878,049
Performance Ratios:
Return on average assets	1.56%	0.94%	1.12%	0.63%	0.11%
Return on average equity	13.38%	8.08%	8.49%	5.50%	1.05%
Net interest margin	3.16%	3.10%	3.64%	3.55%	3.25%
Non-interest income to average assets	1.37%	1.65%	1.21%	1.01%	0.80%
Efficiency ratio	54.94%	64.70%	67.37%	79.65%	63.98%
Asset Quality Data:
Allowance for loan losses to total loans held for investment	1.10%	1.23%	0.89%	0.85%	1.45%
Allowance for loan losses to non-performing loans	665.97%	482.55%	861.23%	582.84%	509.08%
Non-performing assets to total assets	0.11%	0.18%	0.12%	0.16%	0.20%
Net charge-offs to average loans	0.05%	0.05%	0.02%	0.39%	1.09%
Capital ratios (CapStar Financial Holdings, Inc.):
Total risk based capital	16.29%	16.03%	13.45%	12.84%	12.52%
Tier 1 risk based capital	14.11%	13.52%	12.73%	12.13%	11.41%
Common equity tier 1 capital	14.11%	13.52%	12.73%	11.61%	10.70%
Leverage	10.69%	9.60%	11.37%	11.06%	10.77%

(1)
This measure is not recognized under GAAP and is therefore considered to be a non-GAAP measure. See Non-GAAP Financial Measures — Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion and reconciliation of this measure to its most comparable GAAP measure.

On July 1, 2020, we completed our acquisitions of FCB Corporation and the Bank of Waynesboro. For more information, please see “Item 1.—Business—Overview—Acquisitions”. The operations of FCB and BOW are included in our financial statements beginning July 1, 2020. The acquisitions and incorporations of these entities into our financial statements may materially affect the comparability of the selected financial data provided for fiscal years 2020 and beyond as compared to previous years.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and our results of operations as of and for the years ended December 31, 2021, 2020 and 2019. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the Consolidated Financial Statements appearing under the caption “Part II., Item 8—Financial Statements and Supplementary Data” in this Report. The following discussion and analysis should be read together with our Consolidated Financial Statements, the notes to our Consolidated Financial Statements and the other financial information included elsewhere in this Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, estimates and assumptions that could cause actual results to differ materially from our current expectations. Factors that could cause such differences are discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this Report. We assume no obligation to update any of these forward-looking statements except to the extent required by applicable law.

The following discussion and analysis pertains to our historical results on a consolidated basis. However, because we conduct all of our material business operations through our wholly-owned subsidiary, CapStar Bank, the following discussion and analysis relates to activities primarily conducted at the subsidiary level.

All dollar amounts in the tables in this section are in thousands of dollars, except per share data or when otherwise specifically noted. Unless specifically noted in this Report, all references in this section to the fiscal years 2019, 2020 and 2021 mean our fiscal years ended December 31, 2019, 2020, and 2021, respectively.

Overview

We completed 2021 with net income of $48.7 million, or $2.19 diluted net income per share, compared to net income of $24.7 million and $22.4 million, or $1.22 and $1.20 diluted net income per share, for 2020 and 2019, respectively. Average loans held for investment for 2021 were $1.91 billion, a 13.0% increase over 2020, and average deposits for 2021 were $2.70 billion, a 19.2% increase over 2020. We acquired FCB and BOW on July 1, 2020, which has impacted the comparability of our financial performance. Specifically, the Company's net interest income and non-interest income generally benefited from an additional six months of FCB and BOW income for the year ended December 31, 2021. Conversely, non-interest expense increased for the same period due to the acquisitions. The 2020 FCB and BOW acquisitions, as well as the Company's 2021 organic entrance into the Chattanooga market continue to demonstrate our growth opportunities.

The Company continues its proactive approach to protect our team members and their families. The Company's Pandemic Committee continues to meet and discuss the health and safety of employees as well as to discuss updates provided by the Centers for Disease Control ("CDC"), state and local authorities. At this time, all financial centers and support operations centers are operating in a non-remote environment. Although the economic and public health outlooks improved in the United States during 2021, the future impact of the pandemic on our business, results of operations and financial condition remains uncertain. Should current economic conditions deteriorate or if the pandemic continues to intensify through the spread of more contagious or severe strains of COVID-19, the pandemic could have an adverse effect on our business and results of operations and financial condition.

Although infection rates in the communities we serve vary, the positive impact that vaccinations have had on curbing the spread of the virus allowed us to begin bringing departments back together and to loosen travel restrictions for colleagues who are fully vaccinated. Given the COVID-19 variants currently spreading, we are strongly advising our colleagues who are fully vaccinated to get vaccination boosters. We will continue to make prudent decisions for the safety of our colleagues and our clients following recommended CDC and local health department guidance. We are hopeful that infection rates will decline in the communities we serve as the percentage of fully vaccinated and boosted individuals continues to increase.

In an effort to serve as a source of liquidity in our community at the onset of the pandemic, CapStar Bank proactively offered a 90-day full deferment of all loan payments to CapStar borrowers that were less than 30 days past due. As of December 31, 2021 the remaining loans still under deferment has been reduced to four loans (representing approximately $32.2 million in outstanding loan balances). As of December 31, 2021, the remaining outstanding balance of loans originated under the PPP totaled approximately $26.5 million and was included in commercial and industrial loans.

As the pandemic continues, we will continue to assess the impact on our market. While it is uncertain losses will materialize in the future, we will continue to proactively work with our clients and evaluate the potential impact of the pandemic on them and us. Furthermore, we currently do not anticipate a significant adverse liquidity impact related to the COVID-19 pandemic. In fact, since the start of the pandemic, deposit inflows have increased sharply, significantly strengthening liquidity. Nonetheless, the Company has a comprehensive contingency funding plan that addresses potential adverse liquidity events and emergency cash flow requirements that may arise from the COVID-19 pandemic. See further discussion regarding the Company’s management of liquidity risk in the subsequent section titled ‘Liquidity’.

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

Net interest income increased $14.8 million, or 19.5%, to $91.2 million for 2021 compared to $76.3 million for 2020. The increase was primarily attributable to the acquisitions of FCB and BOW, increased PPP income and lower interest rates across deposit categories when compared to 2020. Net interest margin increased to 3.16% for 2021, compared with 3.10% for 2020.

The year ended December 31, 2021 yielded a ($1.1) million release of loan loss reserves compared to a $11.5 million provision in 2020. This decrease was primarily attributable to improved asset quality trends, significant improvement in specific classified loans and other qualitative factors. The provision for loan losses represents a charge to earnings necessary to establish an allowance for loan losses that, in management’s evaluation, is adequate to provide coverage for the estimated probable inherent losses on outstanding loans. Our allowance for loan losses at December 31, 2021 was 1.10% of total loans held for investment, compared with 1.23% at December 31, 2020.

While benefitting from the FCB and BOW acquisitions, total noninterest income for 2021 remained relatively unchanged at $42.7 million compared to $43.2 million for 2020, and comprised 31.9% of total revenues.

Despite the impact of the FCB and BOW acquisitions, total noninterest expense for 2021 decreased $3.9 million, or 4.9%, to $73.5 million compared to $77.4 million for 2020. Improving productivity and operating efficiency is a key focus of the Company. The efficiency ratio for 2021 was 54.94% compared to 64.70% for 2020. The improvement in efficiency ratio for 2021 is primarily attributable to greater expense discipline in accordance with the Company's core strategy and a decline in acquisition related expenses.

The Company’s effective tax rate increased to 20.7% for 2021 from 19.6% for 2020. The higher effective tax rate in 2021 compared to 2020 is mainly the result of net operating loss carryback provisions associated with the CARES Act in 2020.

Tangible common equity, a non-GAAP measure, is a measure of a company's capital which is useful in evaluating the quality and adequacy of capital. Our ratio of tangible common equity to total tangible assets was 10.77% as of December 31, 2021, compared with 10.00% at December 31, 2020. See “Non-GAAP Financial Measures” for a discussion of and reconciliation to the most directly comparable U.S. GAAP measure.

The following sections provide more details on subjects presented in this overview.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 to our Consolidated Financial Statements for the year ended December 31, 2021, which are contained elsewhere in this Report. Certain of these policies require numerous estimates and strategic or economic assumptions that may prove inaccurate or subject to variation and may materially and adversely affect our reported results and financial position for the current period or future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are either based on quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Management evaluates our estimates and assumptions on an ongoing basis. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

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

Allowance for Loan Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting our allowance for loan losses include judgments about the credit-worthiness of borrowers, estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimating credit losses, and the impact of current events, conditions, and other factors impacting the level of inherent losses, particularly the impact from the COVID-19 pandemic and its variants. Under different conditions or using different assumptions, the actual credit losses ultimately realized by us may be different from our estimates. On a quarterly basis, we assess the risk inherent in our loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses, and the impacts of local, regional, and national economic factors on the quality of the loan portfolio. Based on this analysis, we may record a provision for loan losses in order to maintain the allowance at appropriate levels. For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see Note 1 to our Consolidated Financial Statements for the year ended December 31, 2021, which is included elsewhere in this Report.

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

Results of Operations

The following is a summary of our results of operations:

			2021-2020		2020-2019
	Year ended		Percent	Year ended	Percent
	December 31,		Increase	December 31,	Increase
	2021	2020	(Decrease)	2019	(Decrease)
Interest income	$98,459	$91,852	7.2%	$91,547	0.3%
Interest expense	7,289	15,529	(53.1)%	23,799	(34.7)%
Net interest income	91,170	76,323	19.5%	67,748	12.7%
Provision for loan losses	(1,066)	11,479	(109.3)%	761	1408.4%
Net interest income after provision for loan losses	92,236	64,844	42.2%	66,987	(3.2)%
Noninterest income	42,681	43,248	(1.3)%	24,274	78.2%
Noninterest expense	73,541	77,361	(4.9)%	61,995	24.8%
Net income before income taxes	61,376	30,731	99.7%	29,266	5.0%
Income tax expense	12,699	6,035	110.4%	6,844	(11.8)%
Net income	$48,677	$24,696	97.1%	$22,422	10.1%

Basic net income per share of common stock	$2.20	$1.22	80.3%	$1.25	(2.4)%
Diluted net income per share of common stock	$2.19	$1.22	79.5%	$1.20	1.7%

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

The following table sets forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the years ended December 31, 2021, 2020 and 2019:

	For the Year Ended December 31,
	2021			2020			2019
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$1,910,115	$84,368	4.42%	$1,690,179	$78,180	4.63%	$1,450,400	$78,557	5.42%
Loans held for sale	152,482	4,851	3.18%	175,311	6,092	3.47%	101,885	4,271	4.19%
Securities:
Taxable investment securities (2)	441,495	7,213	1.63%	250,042	5,455	2.18%	176,647	5,374	3.04%
Investment securities exempt from federal income tax (3)	61,438	1,408	2.90%	49,474	1,326	3.39%	52,392	1,438	3.47%
Total securities	502,933	8,621	1.79%	299,516	6,781	2.38%	229,039	6,812	3.14%
Cash balances in other banks	317,406	598	0.19%	307,852	799	0.26%	87,305	1,881	2.15%
Funds sold	14,640	21	0.14%	18	-	2.77%	752	26	3.52%
Total interest-earning assets	2,897,576	98,459	3.41%	2,472,876	91,852	3.73%	1,869,381	91,547	4.92%
Noninterest-earning assets	224,776			149,760			137,947
Total assets	$3,122,352			$2,622,636			$2,007,328
Interest-Bearing Liabilities
Interest bearing deposits:
Interest-bearing transaction accounts	$955,553	1,626	0.17%	$744,144	3,868	0.52%	$499,468	7,538	1.51%
Savings and money market deposits	594,652	1,203	0.20%	549,533	5,196	0.95%	494,587	7,266	1.47%
Time deposits	417,770	2,873	0.69%	407,224	5,317	1.31%	361,956	7,542	2.08%
Total interest-bearing deposits	1,967,975	5,702	0.29%	1,700,901	14,381	0.85%	1,356,011	22,346	1.65%
Borrowings and repurchase agreements	30,574	1,587	5.19%	27,809	1,148	4.13%	48,629	1,453	2.99%
Total interest-bearing liabilities	1,998,549	7,289	0.36%	1,728,710	15,529	0.90%	1,404,640	23,799	1.69%
Noninterest-bearing deposits	725,075			558,416			315,031
Total funding sources	2,723,624			2,287,126			1,719,671
Noninterest-bearing liabilities	34,969			29,762			23,533
Shareholders’ equity	363,759			305,748			264,124
Total liabilities and shareholders’ equity	$3,122,352			$2,622,636			$2,007,328
Net interest spread (4)			3.05%			2.83%			3.22%
Net interest income/margin (5)		$91,170	3.16%		$76,323	3.10%		$67,748	3.64%

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

	2021 Compared to 2020			2020 Compared to 2019
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-Earning Assets
Loans	$10,173	$(3,985)	$6,188	$13,212	$(13,589)	$(377)
Loans held for sale	(793)	(448)	(1,241)	2,935	(1,114)	1,821
Securities:
Taxable investment securities	4,148	(2,390)	1,758	2,233	(2,152)	81
Investment securities exempt from federal income tax	379	(297)	82	(71)	(40)	(111)
Total securities	4,527	(2,687)	1,840	2,162	(2,192)	(30)
Cash balances In other banks	25	(226)	(201)	4,749	(5,831)	(1,082)
Funds Sold	405	(384)	21	(26)	—	(26)
Total interest-earning assets	14,337	(7,730)	6,607	23,032	(22,726)	306

Interest Bearing Liabilities
Interest-bearing transaction accounts	1,099	(3,341)	(2,242)	3,693	(7,362)	(3,669)
Savings and money market deposits	427	(4,420)	(3,993)	807	(2,877)	(2,070)
Time deposits	138	(2,582)	(2,444)	943	(3,168)	(2,225)
Borrowings and repurchase agreements	114	325	439	(622)	317	(305)
Total interest-bearing liabilities	1,778	(10,018)	(8,240)	4,821	(13,090)	(8,269)
Net Interest Income	$12,559	$2,288	$14,847	$18,211	$(9,636)	$8,575

2021 compared to 2020

Our net interest income increased $14.8 million, or 19.5%, from 2020 to 2021 primarily due to a 13.0% increase in average loans held for investment and a 54 basis point or 60.0% decline in the average yield on interest-bearing liabilities as we have worked to lower our cost of deposits across all categories.

The loan increase is primarily attributable to a combination of the FCB and BOW acquisitions, expansions into new markets and fee income associated with PPP loan forgiveness and paydowns. PPP fees recognized as income totaled $7.2 million and $3.6 million for the years ended December 31, 2021 and 2020, respectively.

Net interest margin for the year ended December 31, 2021 also benefited from a 67.9% increase in average total securities offset by a 59 basis point or 24.8% decrease in average security yield as yields on investments purchased were depressed by a sharp decline in market interest rates as the Federal Reserve lowered short-term rates to historically low levels in response to the pandemic.

2020 compared to 2019

Net interest income increased $8.6 million, or 12.7%, from 2019 to 2020 primarily due to a 32% increase in average earning assets associated with the FCB and BOW acquisitions, which was offset by a 54 basis point decline in the net interest margin.

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

Our allowance for loan losses as a percentage of total loans held for investment was 1.10%, 1.23% and 0.89% at December 31, 2021, 2020 and 2019, respectively. Our allowance for loan losses plus fair value purchase accounting marks to non-PPP loans was 1.27%, 1.58%, and 1.13% at December 31, 2021, 2020 and 2019, respectively. See “Non-GAAP Financial Measures” for a discussion of and reconciliation to the most directly comparable U.S. GAAP measure.

2021 compared to 2020

The year ended December 31, 2021 yielded a ($1.1) million release of loan loss reserves compared to a $11.5 million provision in 2020. This decrease was primarily attributable to improved asset quality trends, significant improvement in specific classified loans and improvement in COVID-19 qualitative factors within our allowance for loan losses methodology. While the pandemic and its variants are still considered within the Company's current allowance for loan losses, the release in 2021 is a reflection of credit quality metrics returning to pre-pandemic levels.

Charge-offs for 2021 were $0.6 million compared to $1.2 million for 2020, while our allowance for loan losses as a percentage of total loans held for investment decreased from 1.23% at December 31, 2020 to 1.10% at December 31, 2021. Similarly, these decreases were attributable to improvements in economic conditions through December 31, 2021, as compared to the economic deterioration that occurred or was anticipated during 2020 as a result of COVID-19 and its variants.

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at December 31, 2021.

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

Noninterest Income

In addition to net interest income, we generate recurring noninterest income. Our banking operations generate revenue from service charges on deposit accounts, interchange and debit card transaction fees, originating and selling mortgage, commercial real estate and SBA loans, wealth management and gains (losses) on sales of securities. In addition to these types of recurring noninterest income, we own insurance on several key employees and record income within "Other noninterest income" based upon the increase in the cash surrender value of these policies.

The following table sets forth the principal components of noninterest income for the periods indicated.

			2021-2020		2020-2019
	Year Ended		Percent	Year Ended	Percent
	December 31,		Increase	December 31,	Increase
	2021	2020	(Decrease)	2019	(Decrease)
Noninterest income:
Deposit service charges	$4,515	$3,494	29.2%	$3,135	11.5%
Interchange and debit card transaction fees	4,816	3,172	51.8%	3,251	(2.4)%
Mortgage banking	16,058	25,034	(35.9)%	9,467	164.4%
Tri-Net	8,613	3,693	133.2%	2,785	32.6%
Wealth management	1,850	1,573	17.6%	1,425	10.4%
SBA lending	2,060	1,440	43.1%	803	79.3%
Net gain (loss) on sale of securities	28	125	(77.6)%	(99)	(226.3)%
Other noninterest income	4,741	4,717	0.5%	3,507	34.5%
Total noninterest income	$42,681	$43,248	(1.3)%	$24,274	78.2%

2021 compared to 2020

The increase in interchange and debit card transaction fees and other deposit service charges for 2021 were driven by the incremental increase in transaction volume related to our acquisitions of FCB and BOW, an emphasis on electronic banking and continued growth in deposits and volume of our commercial and consumer deposit account.

Mortgage banking income consists of mortgage fee income from the origination and sale of mortgage loans. These mortgage fees are for loans originated in our markets that are subsequently sold to third-party investors. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from period to period as the rate environment changes. Mortgage banking income decreased 35.9% from 2020 to 2021 primarily due to a decline from the peak of the 2020 residential market. Beginning in 2020, we experienced an increase in mortgage lending transactions as a result of the low mortgage interest rate environment due to the COVID-19 pandemic. However, this began to decline in 2021 and we expect mortgage lending volume to continue to decline into 2022 given the current environment and forecasted rate increases by the Federal Reserve.

Revenue for Tri-Net, a business launched in the fourth quarter of 2016, is derived from the origination and sale of commercial real estate loans to third-party investors. All of these loan sales transfer servicing rights to the buyer. The volume of loan sales has increased through continued growth and development as one the Company's key unique fee businesses.

SBA loan sales revenue also increased when compared to the prior year comparable period due to increased volumes and premiums as we continue to invest in and grow our government guaranteed lending division.

Other noninterest income primarily consists of loan related fees, bank-owned life insurance and other service-related fees.

2020 compared to 2019

The increase in treasury management and other deposit service charges for 2020 was driven primarily by the incremental increase in transaction volume related to our acquisitions of FCB and BOW, as well as growth in the volume of our commercial and consumer deposit accounts.

Mortgage banking income increased 164.4% from 2019 to 2020 primarily due to a significantly higher volume of originations from home buyers capitalizing on lower interest rates.

The increase in other noninterest income of $1.2 million from 2019 to 2020 was primarily due to organic growth and our acquisition of FCB and BOW.

Noninterest Expense

Our total noninterest expense increase reflects expenses that we have incurred as we build the foundation to support and execute our growth strategy. The following table presents the primary components of noninterest expense for the periods indicated.

			2021-2020		2020-2019
	Year Ended		Percent	Year Ended	Percent
	December 31,		Increase	December 31,	Increase
	2021	2020	(Decrease)	2019	(Decrease)
Noninterest expense:
Salaries and employee benefits	$41,758	$45,252	(7.7)%	$35,542	27.3%
Data processing and software	11,248	8,865	26.9%	6,961	27.4%
Occupancy	4,205	3,590	17.1%	3,345	7.3%
Equipment	3,507	3,195	9.8%	3,723	(14.2)%
Professional services	2,155	2,224	(3.1)%	2,102	5.8%
Regulatory fees	1,031	1,261	(18.2)%	591	113.4%
Acquisition related expenses	323	5,390	(94.0)%	2,654	103.1%
Amortization of intangibles	1,939	1,824	6.3%	1,655	10.2%
Other noninterest expense	7,375	5,760	28.0%	5,422	6.2%
Total noninterest expense	$73,541	$77,361	(4.9)%	$61,995	24.8%

2021 compared to 2020

Despite the impact of the FCB and BOW acquisitions, salaries and employee benefits expense decreased primarily due to lower incentive compensation as mortgage banking results declined compared to 2020, as well as a decrease in severance expense. At December 31, 2021, our associate base increased to 397 employees compared to 380 at December 31, 2020.

Data processing and software expense increased from 2020 to 2021 primarily due to an increase in the volume of transactions from organic growth, a full year of our FCB and BOW operations and services related to the processing of PPP loans.

Our acquisition-related expenses decreased $5.1 million from 2020 to 2021 due to the absence of the FCB and BOW acquisitions recorded during 2020, and thereby, lower integration-related expenses.

Our efficiency ratio was 54.94% and 67.40% for 2021 and 2020, respectively. The efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income and measures the amount of expense that is incurred to generate a dollar of revenue. The improvement in efficiency ratio for 2021 is primarily attributable to greater expense discipline in accordance with the Company's core strategy.

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

Our efficiency ratio was 64.70% and 67.41% for 2020 and 2019, respectively. The efficiency ratio decreased in 2020 due to operational improvements and synergies achieved through the FCB and BOW acquisitions.

Income Taxes

2021 compared to 2020

We recorded income tax expense of $12.7 million and $6.0 million in 2021 and 2020, respectively. Our effective income tax rate for 2021 and 2020 was 20.7% and 19.6%, respectively. Our effective tax rate differs from the statutory tax rate by our investments in qualified municipal securities, tax benefits from our real estate investment trust, company owned life insurance, state tax credits, net of the effect of certain non-deductible expenses and the recognition of excess tax benefits related to stock compensation. The higher effective tax rate in 2021 compared to 2020 is mainly the result of net operating loss carryback provisions associated with the CARES Act in 2020.

2020 compared to 2019

We recorded income tax expense of $6.0 million and $6.8 million in 2020 and 2019, respectively. Our effective income tax rate for 2020 and 2019 was 19.6% and 23.4%, respectively. The lower effective tax rate in 2020 compared to 2019 is mainly the result of net operating loss carryback provisions associated with the CARES Act in 2020.

Financial Condition

2021 compared to 2020

Total assets increased $146.0 million or 4.9%, from December 31, 2020 to December 31, 2021. Loans held for investment grew from $1.884 billion at December 31, 2020 to $1.966 billion at December 31, 2021, a 4.4% increase. The increase was supported by organic loan growth partially offset by approximately $159.5 million in net paydowns of forgiven PPP loans by the SBA. Loans held for sale decreased $103.3 million or 55.2%, during 2021 which is primarily related to the timing of selling residential and commercial real estate loans. Cash and cash equivalents increased $137.7 million or 49.6% as the Company continued to experience excess liquidity and grow deposits.

Total liabilities increased $109.4 million or 4.1% from December 31, 2020 to December 31, 2021. Deposits increased $116.3 million to $2.684 billion at December 31, 2021, a 4.5% increase. While in the short-term the Company is experiencing a period of excess liquidity, a key longer-term strategic initiative is to create a stronger deposit-led culture with an emphasis on lower cost relationship-based deposits. As of December 31, 2021, the Company’s lowest cost deposit category, noninterest bearing, increased $62.2 million December 31, 2020 to December 31, 2021, while higher cost time deposits decreased $96.5 million or 20.5%. Other changes in deposits from 2020 to 2021 included a $100.5 million increase or 11.9% in interest-bearing deposits and a $50.0 million or 8.5% increase in savings and money market accounts.

2020 compared to 2019

Total assets increased $946.9 million or 46.5% from December 31, 2019 to December 31, 2020. Loans held for investment grew from $1.418 billion at December 31, 2019 to $1.884 billion at December 31, 2020, a 32.9% increase. Loans held for sale increased $16.3 million or 9.6% during 2020 which is primarily related to the timing of selling residential and commercial real estate loans. Available for sale securities increased $278.1 million, or 128%, as the Company deployed excess capital into such investments. Also, included in these changes is growth from our acquisitions of FCB and BOW which included $514.7 million in total assets, primarily made up of $294.7 million in loans and $98.7 million in securities.

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

Investment Securities

The investment portfolio plays a key role in the management of liquidity and interest rate risk, and provides another source of interest income. In managing the composition of the balance sheet, we seek a balance between earnings sources and credit and liquidity considerations. We manage our investment portfolio according to a written investment policy approved by our board of directors. Balances in our investment portfolio are subject to change over time based on our funding needs and interest rate risk management objectives. Our liquidity levels take into account anticipated future cash flows and all available sources of funds, and are maintained at levels we believe are appropriate to assure future flexibility in meeting our anticipated funding needs.

Our investment portfolio consists primarily of securities issued by U.S. government-sponsored agencies, agency mortgage-backed securities, obligations of states and political subdivisions, asset-backed securities and other debt securities, all with varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as some of these securities may be called or paid down without penalty prior to their stated maturities. The investment portfolio is regularly reviewed by the Asset Liability Management committee, or ALCO, of the bank to ensure an appropriate risk and return profile as well as for adherence to the investment policy.

Our investment portfolio totaled $461.2 million, $488.6 million, and $216.4 million at December 31, 2021, 2020 and 2019, respectively. Our investment portfolio increased significantly in 2020 as part of our efforts to improve balance sheet management through investing in high quality securities and deploying excess liquidity resulting from increased deposits. See “Note 3 to our Consolidated Financial Statements” for additional information on our investment securities.

The following table presents the fair value of our securities as of December 31, 2021 by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the weighted average yields for each maturity range.

	Due in one year or less		Due in one year to five years		Due in five years to ten years		Due after ten years
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Securities available for sale:
U. S. government agency securities	$2,024	2.4%	$3,300	2.3%	$6,179	1.8%	$—	—
State and municipal securities	7,518	3.1%	16,929	3.1%	50,517	2.4%	7,596	1.7%
Mortgage-backed securities	2,574	3.6%	252,544	1.2%	35,336	1.3%	3,153	2.9%
Asset-backed securities	—	—	—	—	3,339	1.0%	—	—
Other debt securities	6,813	2.8%	60,128	3.6%	1,446	5.5%	—	—
Total securities available for sale	$18,929	3.0%	$332,901	1.7%	$96,817	2.0%	$10,749	2.1%
Securities held to maturity:
State and municipal securities	$521	3.1%	$1,309	3.1%	$—	—	$—	—
Total securities held to maturity	$521	3.1%	$1,309	3.1%	$—	—	$—	—

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

The composition of gross loans and leases at December 31 for each of the past five years and the percentage of each classification to total loans are summarized as follows:

	December 31, 2021		December 31, 2020		December 31, 2019		December 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate - owner occupied	$209,261	10.6%	$162,603	8.6%	$172,456	12.2%	$141,864	9.9%	$101,132	10.7%
Commercial real estate - non-owner occupied	616,023	31.3%	481,229	25.5%	387,443	27.3%	408,582	28.6%	249,490	26.3%
Consumer real estate	326,412	16.6%	343,791	18.3%	256,097	18.1%	253,562	17.8%	102,581	10.8%
Construction and land development	214,310	10.9%	174,859	9.3%	143,111	10.1%	174,670	12.2%	82,586	8.7%
Commercial and industrial	497,615	25.3%	623,446	33.1%	391,951	27.6%	402,809	28.2%	373,248	39.4%
Consumer	46,811	2.4%	44,279	2.4%	28,426	2.0%	25,615	1.8%	6,862	0.8%
Other	55,337	2.8%	53,483	2.8%	38,161	2.7%	20,901	1.5%	31,638	3.3%
Total gross loans held for investment	$1,965,769	100.0%	$1,883,690	100.0%	$1,417,645	100.0%	$1,428,003	100.0%	$947,537	100.0%

Over the past five years, we have experienced significant growth in our loan portfolio. During 2017 and continuing through 2021, we recognized growth in the commercial real estate loan classifications reflecting the development of the Target Market in which we operate. The acquisitions of Athens, FCB and BOW have increased various loan balance classifications and provided further diversity in our loan portfolio through more consumer-oriented loan products.

Our primary focus has been on commercial and industrial and commercial real estate lending, which constituted 67% of our loan portfolio as of December 31, 2021. Although we expect continued growth with respect to our loan portfolio, we do not expect any significant changes over the foreseeable future in the composition of our loan portfolio or in our emphasis on commercial lending. Our loan growth since inception has been reflective of the Target Market in which we serve. The commercial real estate category includes owner-occupied commercial real estate loans which are similar in many ways to our commercial and industrial lending in that these loans are generally made to businesses on the basis of the cash flows of the affiliated business rather than on the valuation and cash flows of the real estate from unaffiliated tenants. Since 2009, our commercial and industrial and commercial real estate portfolios have continued to experience strong growth, primarily due to implementation of our relationship-based banking model and the success of our relationship managers in transitioning commercial banking relationships from other local financial institutions and in competing for new business from attractive small to mid-sized commercial clients. Many of our larger commercial clients have lengthy relationships with members of our senior management team or our relationship managers that date back to their employment by other financial institutions.

The repayment of loans is a source of additional liquidity for us. The following table details maturities and sensitivity to interest rate changes for our loan portfolio at December 31, 2021.

	December 31, 2021
	Due in 1 year or less	Due in 1-5 years	Due after 5-15 years	Due after 15 years	Total
Commercial real estate	$50,351	$432,346	$307,238	$35,349	$825,284
Consumer real estate	15,674	47,357	185,319	78,062	326,412
Construction and land development	52,776	98,993	25,243	37,298	214,310
Commercial and industrial	144,981	233,337	115,806	3,491	497,615
Consumer	12,568	31,964	2,252	27	46,811
Other	5,983	19,735	29,619	—	55,337
Gross loans	$282,333	$863,732	$665,477	$154,227	$1,965,769

Interest rate sensitivity
Fixed interest rates	111,789	544,463	388,459	39,986	1,084,697
Floating or adjustable interest rates	170,544	319,269	277,018	114,241	881,072
Total gross loans	$282,333	$863,732	$665,477	$154,227	$1,965,769

The information presented in the table above is based upon the contractual maturities of the individual loans, which may be subject to renewal at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms at their maturity. Consequently, we believe that this treatment presents fairly the maturity structure of the loan portfolio.

Asset Quality

One of our key objectives is to maintain a high level of asset quality in our loan portfolio. We utilize disciplined and thorough underwriting processes that collaboratively engage our seasoned and experienced business bankers and credit underwriters in the analysis of each loan request. Based upon our aggregate exposure to any given borrower relationship, we employ scaled review of loan originations that may involve senior credit officers, our Chief Credit Officer, our Chief Credit Policy Officer, our bank’s Credit Committee or, ultimately, our full board of directors. In addition, we have adopted underwriting guidelines to be followed by our lending officers that require senior management review of proposed extensions of credit exceeding certain thresholds. When delinquencies exist, we monitor the levels of such delinquencies for any negative or adverse trends. Our loan review procedures include approval of lending policies and underwriting guidelines by the board of directors of our bank, an independent loan review, approval of larger credit relationships by our bank’s Credit Committee and loan quality documentation procedures. Like other financial institutions, we are subject to the risk that our loan portfolio will be subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

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

Non-Performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows.

	December 31,
	2021	2020	2019	2018	2017
Non-accrual loans	$3,258	$4,817	$1,464	$2,078	$2,695
Troubled debt restructurings	1,832	1,928	2,717	1,391	1,206
Loans past due greater than 90 days and still accruing	1,380	3,296	38	214	231
Non-performing loans	3,258	4,817	1,464	2,078	2,695
Foreclosed real estate	266	523	1,044	988	—
Non-performing assets	$3,524	$5,340	$2,508	$3,066	$2,695
Non-performing loans as a percentage of total loans	0.17%	0.25%	0.10%	0.15%	0.28%
Non-performing assets as a percentage of total assets	0.11%	0.18%	0.12%	0.16%	0.20%

The balance of non-performing assets can fluctuate due to changes in economic conditions. We have established a policy to discontinue accruing interest on loans (that is, place the loans on non-accrual status) after they have become 90 days delinquent as to payment of principal or interest, unless the loans are considered to be well-collateralized and are in the process of collection. Consumer loans and any accrued interest are typically charged off no later than 180 days past due. In addition, a loan will not be placed on non-accrual status before it becomes 90 days delinquent unless management believes that the collection of all principal and interest is not expected in a timely manner. Interest previously accrued but uncollected on such loans is reversed and charged against interest income when the receivable is determined to be uncollectible. If we believe that a loan will not be collected in full, we will increase the allowance for loan losses to reflect management’s estimate of any potential exposure or loss. Generally, payments received on non-accrual loans are applied directly to principal. As of December 31, 2021, there were not any loans, outside of those included in the table above, that cause management to have serious doubts as to the ability of borrowers to comply with present repayment terms.

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

	December 31, 2021		December 31, 2020		December 31, 2019		December 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$7,124	32.8%	$7,349	31.6%	$3,599	28.6%	$3,309	27.3%	$3,324	24.2%
Consumer real estate	2,412	11.1%	1,831	7.9%	1,231	9.8%	1,005	8.3%	1,063	7.7%
Construction and land development	3,769	17.4%	3,476	15.0%	2,058	16.3%	2,431	20.1%	1,628	11.9%
Commercial and industrial	7,441	34.3%	9,708	41.8%	5,074	40.3%	5,036	41.6%	7,209	52.5%
Consumer	397	1.8%	305	1.3%	222	1.8%	105	0.9%	91	0.7%
Other	555	2.6%	576	2.5%	420	3.3%	227	1.9%	406	3.0%
Total allowance for loan and lease losses	$21,698	100.0%	$23,245	100.0%	$12,604	100.0%	$12,113	100.0%	$13,721	100.0%

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

	Year ended December 31,
	2021		2020		2019
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Types of Deposits:
Noninterest-bearing demand deposits	$725,075	0.00%	$558,416	0.00%	$315,031	0.00%
Interest-bearing transaction accounts	955,553	0.17%	744,144	0.52%	499,468	1.51%
Money market accounts	451,947	0.23%	463,183	1.10%	444,685	1.62%
Savings accounts	142,705	0.11%	86,350	0.11%	49,902	0.08%
Time deposits	417,770	0.69%	407,224	1.31%	361,956	2.08%
Total deposits	$2,693,050	0.21%	$2,259,317	0.64%	$1,671,042	1.34%

Total average deposits increased 19.2% in 2021 compared to 2020 and increased 35.2% in 2020 compared to 2019. Much of the growth in deposits in 2020 is related to our acquisitions of FCB and BOW. However, we have been able to increase average noninterest-bearing demand deposits each year as we focus on building and expanding client relationships and delivering on our core deposit-led strategy. The Target Market is an already competitive market, which has been further impacted by the COVID-19 pandemic and its variants.

The maturities of time deposits that exceed the FDIC insurance limit of $250 thousand at December 31, 2021 are as follows ($ in thousands):

	December 31, 2021
	Three months or less	Over three through six months	Over six through twelve months	Over twelve months	Total
Time deposits in excess of FDIC insurance limit	$18,005	$14,908	$14,209	$8,249	$55,371

Capital Adequacy

As of December 31, 2021, CapStar Financial’s capital ratios were as follows.

	Well Capitalized Guidelines	December 31, 2021
Total risk-based capital	10.00%	16.29%
Tier 1 risk-based capital	8.00%	14.11%
Common equity tier 1 capital	6.50%	14.11%
Tier 1 leverage	5.00%	10.69%

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

We use earnings at risk, or EAR, simulations to assess the impact of changing rates on earnings under a variety of scenarios and time horizons. The simulation model is designed to reflect the dynamics of interest earning assets, interest bearing liabilities and off-balance sheet financial instruments. These simulations utilize both instantaneous and parallel changes in the level of interest rates, as well as gradual and non-parallel changes such as changing slopes and twists of the yield curve. Static simulation models are based on current exposures and assume a constant balance sheet with no growth. By estimating the effects of interest rate increases and decreases, the model can reveal approximate interest rate risk exposure. The simulation model is used by management to gauge approximate results given a specific change in interest rates at a given point in time. The model is therefore a tool to indicate earnings trends in given interest rate scenarios and does not indicate actual expected results.

At December 31, 2021, our EAR static simulation results indicated that our balance sheet is asset sensitive to parallel shifts in interest rates. This indicates that our assets generally reprice faster than our liabilities, which results in a favorable impact to net interest income when market interest rates increase and an unfavorable impact to net interest income when market interest rates decline. Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity, and key rate drivers. Because of the inherent use of these estimates and assumptions in the model, our actual results may, and most likely will, differ from our static EAR results. In addition, static EAR results do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates or client behavior. For example, as part of our asset/liability management strategy, management has the ability to increase asset duration and/or decrease liability duration in order to reduce asset sensitivity, or to decrease asset duration and/or increase liability duration in order to increase asset sensitivity.

The following table illustrates the results of our EAR analysis to determine the extent to which our net interest income over the next 12 months would change if prevailing interest rates increased or decreased by the specified amounts.

Net interest income change
Increase 200bp	4.6%
Increase 100bp	1.9
Decrease 100bp	(3.9)

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

Our most liquid assets are comprised of cash and due from banks, available-for-sale marketable investment securities and federal funds sold. The fair value of the available-for-sale investment portfolio was $459.4 million at December 31, 2021. We pledge portions of our investment securities portfolio to secure public fund deposits, derivative positions and Federal Home Loan Bank (“FHLB”) advances. At December 31, 2021, total investment securities pledged for these purposes comprised 41% of the estimated fair value of the entire investment portfolio, leaving $272.5 million of unpledged securities.

We have a large base of non-maturity customer deposits, defined as demand, savings, and money market deposit accounts. At December 31, 2021, such deposits totaled $2.3 billion and represented 86% of our total deposits.

Other sources of funds available to meet daily needs include FHLB advances. As a member of the FHLB of Cincinnati, the Company has access to credit products offered by the FHLB. At December 31, 2021, available credit from the FHLB totaled $154.4 million. Additionally, we had available credit from the Federal Reserve of $244.8 million and available federal funds purchased lines with correspondent banks totaling $145.0 million at December 31, 2021.

The principal source of cash for CapStar Financial is dividends paid to it as the sole shareholder of the Bank. At December 31, 2021, the Bank was able to pay up to $82.5 million in dividends to CapStar Financial without regulatory approval subject to the ongoing capital requirements of the Bank.

Accordingly, management believes that our funding sources are at sufficient levels to satisfy our short-term and long-term liquidity needs.

Contractual Obligations

The following table presents additional information about contractual obligations as of December 31, 2021, which by their terms have contractual maturity and termination dates subsequent to December 31, 2021.

Contractual Obligations:	Due in 1 year or less	Due after 1 through 3 years	Due after 3 through 5 years	Due after 5 years	Total
Subordinated debt	$—	$—	$—	$29,532	$29,532
Certificates of deposits	300,251	58,984	13,208	606	373,049
Lease liabilities	1,751	3,143	2,701	6,239	13,834
Total	$302,002	$62,127	$15,909	$36,377	$416,415

Off-Balance Sheet Arrangements

In the normal course of business, we enter into various transactions that, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our clients. These transactions include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in our consolidated balance sheets. Most of these commitments mature within two years and are expected to expire without being drawn upon. Standby letters of credit as well as commitments to extend credit are included in the determination of the amount of risk-based capital that the Company and the Bank are required to hold.

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

Our off-balance sheet arrangements are summarized in the following table for the periods indicated.

	Contract or notional amount
	December 31, 2021	December 31, 2020	December 31, 2019
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$831,075	$804,520	$672,933
Standby letters of credit	10,623	10,403	9,634
Total	$841,698	$814,923	$682,567

Non-GAAP Financial Measures

This Report includes the following financial measures that have been prepared other than in accordance with generally accepted accounting principles in the United States (“non-GAAP financial measures”): tangible common equity, tangible common equity to total tangible assets, tangible common equity per share and allowance for loan losses plus fair value purchase accounting marks to non-PPP loans. The Company believes that these non-GAAP financial measures (i) provide useful information to management and investors that is supplementary to its financial condition, results of operations and cash flows computed in accordance with GAAP, (ii) enable a more complete understanding of factors and trends affecting the Company’s business, and (iii) allow investors to evaluate the Company’s performance in a manner similar to management, the financial services industry, bank stock analysts and bank regulators; however, the Company acknowledges that its non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other companies use.

The following table presents a reconciliation of tangible common equity, tangible common equity to total tangible assets and tangible book value per share of common stock to the most directly comparable GAAP financial measures.

	December 31, 2021	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017
Total equity	$380,094	$343,486	$273,046	$254,379	$146,946
Less core deposit intangible	(6,691)	(8,630)	(6,883)	(8,538)	(23)
Less goodwill	(41,068)	(41,068)	(37,510)	(37,510)	(6,219)
Less preferred equity	—	—	—	(9,000)	(9,000)
Tangible common equity	$332,335	$293,788	$228,653	$199,331	$131,704

Total assets	$3,133,046	$2,987,006	$2,037,201	$1,963,883	$1,344,429
Less core deposit intangible	(6,691)	(8,630)	(6,883)	(8,538)	(23)
Less goodwill	(41,068)	(41,068)	(37,510)	(37,510)	(6,219)
Total tangible assets	$3,085,287	$2,937,308	$1,992,808	$1,917,835	$1,338,187

Total shareholders' equity to total assets	12.13%	11.50%	13.40%	12.95%	10.93%
Tangible common equity ratio	10.77%	10.00%	11.47%	10.39%	9.84%
Total shares of common stock outstanding	22,166,129	21,988,803	18,361,922	17,724,721	11,582,026
Book value per share of common stock	$21.03	$15.62	$14.87	$13.84	$11.91
Tangible book value per share of common stock	14.99	13.36	12.45	11.25	11.37

The following table presents a reconciliation of allowance for loan losses plus fair value purchase accounting marks to non-PPP loans for the most directly comparable GAAP financial measures.

	December 31, 2021	December 31, 2020	December 31, 2019
Allowance for loan losses	$21,698	$23,245	$12,604
Purchase accounting marks	3,003	3,663	3,473
Allowance for loan losses and purchase accounting fair value marks	24,701	26,908	16,077

Loans held for investment	1,965,769	1,883,690	1,417,645
Less: PPP Loans net of deferred fees	26,539	181,601	—
Non-PPP Loans	1,939,230	1,702,089	1,417,645

Allowance for loan losses plus fair value marks / Non-PPP Loans	1.27%	1.58%	1.13%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CapStar Financial Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CapStar Financial Holdings, Inc. and its subsidiary (the “Company”) as of December 31, 2021 and 2020 and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes to the consolidated financial statements (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 4, 2022 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses

As described in Note 4 to the Company’s financial statements, the Company has a gross loan portfolio of approximately $1.97 billion and related allowance for loan losses of approximately $21.7 million as of December 31, 2021. As described by the Company in Note 1, the evaluation of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses is evaluated on a regular basis and is based upon the Company’s review of the collectability of the loans in light of peer group historical loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

We identified the Company’s estimate of the allowance for loan losses as a critical audit matter. The principal considerations for our determination of the allowance for loan losses as a critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors. Auditing these complex judgments and assumptions by the Company involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included the following:

•
We tested the design and operating effectiveness of controls relating to the Company’s determination of the allowance for loan losses, including controls over the qualitative factors.
•
We evaluated the relevance and the reasonableness of assumptions related to evaluation of the loan portfolio, current economic conditions, and other risk factors used in development of the qualitative factors for collectively evaluated loans.
•
We validated the completeness and accuracy of the underlying data used to develop the factors.
•
We validated the mathematical accuracy of the calculation.
•
We evaluated the reasonableness of assumptions and data used by the Company in developing the qualitative factors by comparing these data points to internally developed and third-party sources, as well as other audit evidence gathered.
•
Analytical procedures were performed to evaluate the directional consistency of changes that occurred in the allowance for loan losses for loans collectively evaluated for impairment.

We have served as the Company's auditor since 2017.

/s/ Elliott Davis, LLC

Franklin, Tennessee

March 4, 2022

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CapStar Financial Holdings, Inc.:

Opinion on the Internal Control Over Financial Reporting

We have audited CapStar Financial Holdings, Inc. and Subsidiary's (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020 and the related consolidated statements of income, comprehensive income, change in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021 of the Company and our report dated March 4, 2022 expressed an unqualified opinion.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Elliott Davis, LLC

Franklin, Tennessee

March 4, 2022

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Cash and due from banks	$48,202	$40,191
Interest-bearing deposits in financial institutions	347,023	237,248
Federal funds sold	19,900	—
Total cash and cash equivalents	415,125	277,439
Securities available-for-sale, at fair value	459,396	486,215
Securities held-to-maturity, fair value of $1,830 and $2,504 at December 31, 2021 and 2020, respectively	1,782	2,407
Loans held for sale (includes $37,306 and $97,303 measured at fair value at December 31, 2021 and 2020, respectively)	83,715	186,998
Loans held for investment	1,965,769	1,883,690
Less allowance for loan losses	(21,698)	(23,245)
Loans, net	1,944,071	1,860,445
Premises and equipment, net	25,727	26,689
Restricted equity securities	14,453	15,562
Accrued interest receivable	7,376	8,771
Goodwill	41,068	41,068
Core deposit intangible, net	6,691	8,630
Other real estate owned, net	266	523
Other assets	133,376	72,259
Total assets	$3,133,046	$2,987,006
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$725,171	$662,934
Interest-bearing	944,605	844,101
Savings and money market accounts	641,456	591,438
Time	373,049	469,528
Total deposits	2,684,281	2,568,001
Federal Home Loan Bank advances	—	10,000
Subordinated debt	29,532	29,423
Other liabilities	39,139	36,096
Total liabilities	2,752,952	2,643,520
Shareholders’ equity:
Common stock, voting, $1 par value; 25,000,000 shares authorized; 22,166,129 and 21,988,803 shares issued and outstanding at December 31, 2021 and 2020, respectively	22,166	21,989
Additional paid-in capital	248,709	246,890
Retained earnings	110,489	66,879
Accumulated other comprehensive (loss) income, net of income tax	(1,270)	7,728
Total shareholders’ equity	380,094	343,486
Total liabilities and shareholders’ equity	$3,133,046	$2,987,006

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Statements of Income

(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Interest income:
Loans, including fees	$89,219	$84,272	$82,828
Securities:
Taxable	6,573	4,863	4,619
Tax-exempt	1,408	1,342	1,438
Federal funds sold	21	—	26
Restricted equity securities	640	576	755
Interest-bearing deposits in financial institutions	598	799	1,881
Total interest income	98,459	91,852	91,547
Interest expense:
Interest-bearing deposits	1,626	3,868	7,538
Savings and money market accounts	1,203	5,196	7,266
Time deposits	2,873	5,317	7,542
Federal funds purchased	—	—	4
Securities sold under agreements to repurchase	—	—	5
Federal Home Loan Bank advances	12	356	1,444
Subordinated notes	1,575	792	—
Total interest expense	7,289	15,529	23,799
Net interest income	91,170	76,323	67,748
Provision for loan losses	(1,066)	11,479	761
Net interest income after provision for loan losses	92,236	64,844	66,987
Noninterest income:
Deposit service charges	4,515	3,494	3,135
Interchange and debit card transaction fees	4,816	3,172	3,251
Mortgage banking	16,058	25,034	9,467
Tri-Net	8,613	3,693	2,785
Wealth management	1,850	1,573	1,425
SBA lending	2,060	1,440	803
Net gain (loss) on sale of securities	28	125	(99)
Other noninterest income	4,741	4,717	3,507
Total noninterest income	42,681	43,248	24,274
Noninterest expense:
Salaries and employee benefits	41,758	45,252	35,542
Data processing and software	11,248	8,865	6,961
Occupancy	4,205	3,590	3,345
Equipment	3,507	3,195	3,723
Professional services	2,155	2,224	2,102
Regulatory fees	1,031	1,261	591
Acquisition related expenses	323	5,390	2,654
Amortization of intangibles	1,939	1,824	1,655
Other noninterest expense	7,375	5,760	5,422
Total noninterest expense	73,541	77,361	61,995
Income before income taxes	61,376	30,731	29,266
Income tax expense	12,699	6,035	6,844
Net income	$48,677	$24,696	$22,422
Per share information:
Basic net income per share of common stock	$2.20	$1.22	$1.25
Diluted net income per share of common stock	$2.19	$1.22	$1.20
Weighted average shares outstanding:
Basic	22,127,919	20,162,038	17,886,164
Diluted	22,179,461	20,185,589	18,613,224

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$48,677	$24,696	$22,422
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Unrealized holding gains (losses) arising during the period	$(12,141)	4,968	6,321
Reclassification adjustment for (gains) losses included in net income	$(28)	(125)	99
Tax effect	$3,171	(1,177)	(1,678)
Net of tax	$(8,998)	3,666	4,742
Unrealized losses on cash flow hedges:
Unrealized holding losses arising during the period	—	—	(702)
Reclassification adjustment for losses included in net income	—	2,679	878
Tax effect	—	—	(219)
Net of tax	—	2,679	(43)
Other comprehensive income (loss)	(8,998)	6,345	4,699
Comprehensive income	$39,679	$31,041	$27,121

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except share and per share data)

	Preferred	Common stock, voting		Common stock, nonvoting		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	stock	Shares	Amount	Shares	Amount	capital	earnings	(loss) income	equity
Balance Decmber 31, 2018	$878	17,592,160	$17,592	132,561	$133	$211,789	$27,303	$(3,316)	$254,379
Net issuance of restricted common stock	—	(8,721)	(9)	—	—	(295)	—	—	(304)
Stock-based compensation expense	—	—	—	—	—	1,262	—	—	1,262
Net exercise of common stock options	—	272,660	273	—	—	1,658	—	—	1,931
Conversion of preferred stock to common stock	(878)	878,048	878	—	—	—	—	—	—
Conversion of non-voting common stock to common stock	—	132,561	133	(132,561)	(133)	—	—	—	—
Repurchase of common stock	—	(504,786)	(505)	—	—	(7,331)	—	—	(7,836)
Common and preferred stock dividends declared ($0.20 per share)	—	—	—	—	—	—	(3,507)	—	(3,507)
Net income	—	—	—	—	—	—	22,422	—	22,422
Other comprehensive income	—	—	—	—	—	—	—	4,699	4,699
Balance Decmber 31, 2019	$—	18,361,922	$18,362	—	$—	$207,083	$46,218	$1,383	$273,046
Net issuance of restricted common stock	—	122,381	122	—	—	(165)	—	—	(43)
Stock-based compensation expense	—	—	—	—	—	1,223	—	—	1,223
Net exercise of common stock options	—	20,582	21	—	—	85	—	—	106
Repurchase of common stock	—	(147,800)	(148)	—	—	(1,289)	—	—	(1,437)
Issuance of common stock in conjunction with acquisitions	—	3,631,718	3,632	—	—	39,953	—	—	43,585
Common stock dividends declared ($0.20 per share)	—	—	—	—	—	—	(4,035)	—	(4,035)
Net income	—	—	—	—	—	—	24,696	—	24,696
Other comprehensive income	—	—	—	—	—	—	—	6,345	6,345
Balance December 31, 2020	$—	21,988,803	$21,989	$—	$—	$246,890	$66,879	$7,728	$343,486
Net issuance of restricted common stock	—	110,103	110	—	—	(329)	—	—	(219)
Stock-based compensation expense	—	—	—	—	—	1,600	—	—	1,600
Net exercise of common stock options	—	94,483	94	—	—	983	—	—	1,077
Repurchase of common stock	—	(27,260)	(27)	—	—	(435)	—	—	(462)
Common stock dividends declared ($0.23 per share)	—	—	—	—	—	—	(5,067)	—	(5,067)
Net income	—	—	—	—	—	—	48,677	—	48,677
Other comprehensive income	—	—	—	—	—	—	—	(8,998)	(8,998)
Balance December 31, 2021	$—	22,166,129	$22,166	$—	$—	$248,709	$110,489	$(1,270)	$380,094

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income	$48,677	$24,696	$22,422
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	(1,066)	11,479	761
Accretion of discounts on acquired loans and deferred fees	(7,016)	(5,290)	(3,737)
Depreciation and amortization	3,452	3,201	2,883
Net amortization of premiums on investment securities	2,435	1,563	807
Net (gain) loss on sale of securities	(28)	(125)	99
Mortgage banking income	(16,058)	(25,034)	(9,467)
Tri-Net fees	(8,613)	(3,693)	(2,785)
Net gain on sale of SBA loans	(2,060)	(1,440)	(803)
Net gain on disposal of premises and equipment	(21)	(303)	—
Net gain on sale of other real estate owned	(49)	(273)	(3)
Stock-based compensation	1,600	1,223	1,262
Deferred income tax (benefit) expense	(207)	(4,339)	2,585
Origination of loans held for sale	(1,288,434)	(1,355,961)	(824,021)
Proceeds from loans held for sale	1,397,992	1,365,568	725,003
Cash payments arising from operating leases	(2,074)	(1,814)	(1,786)
Amortization of debt issuance expense	109	36	—
Net (increase) decrease in accrued interest receivable and other assets	(15,318)	2,894	(10,461)
Net increase in accrued interest payable and other liabilities	3,043	6,790	11,887
Net cash provided by (used in) operating activities	116,364	19,178	(85,354)
Cash flows from investing activities:
Activities in securities available-for-sale:
Purchases	(92,465)	(340,962)	(59,473)
Sales	—	78,385	68,068
Maturities, prepayments and calls	104,733	91,616	27,624
Activities in securities held-to-maturity:
Maturities, prepayments and calls	600	881	395
Redemption (purchase) of restricted equity securities	1,109	(783)	(1,651)
Net (increase) decrease in loans	(57,110)	(162,843)	14,448
Purchase of premises and equipment	(503)	(417)	(1,582)
Proceeds from sale of premises and equipment	21	3,286	—
Purchases of bank owned life insurance	(39,000)	—	—
Proceeds from sale of other real estate	2,328	1,817	127
Cash paid for acquisitions	—	(27,278)	—
Cash received from acquisitions	—	90,760	—
Net cash (used in) provided by investing activities	(80,287)	(265,538)	47,956
Cash flows from financing activities:
Net increase in deposits	116,280	395,873	159,443
Proceeds from Federal Home Loan Bank advances	—	680,000	75,000
Payments on Federal Home Loan Bank advances	(10,000)	(680,000)	(190,000)
Proceeds from issuance of subordinated notes, net of debt issuance expense	—	29,387	—
Repurchase of common stock	(462)	(1,437)	(7,836)
Exercise of common stock options and warrants, net of repurchase of restricted shares	858	63	1,627
Common stock dividends paid	(5,067)	(4,035)	(3,507)
Termination of interest rate swap agreement and related reclassification adjustment for unrealized losses included in income	—	2,679	(1,503)
Net cash provided by financing activities	101,609	422,530	33,224
Net increase (decrease) in cash and cash equivalents	137,686	176,170	(4,174)
Cash and cash equivalents at beginning of period	277,439	101,269	105,443
Cash and cash equivalents at end of period	$415,125	$277,439	$101,269
Supplemental disclosures of cash paid:
Interest paid	$8,075	$15,551	$24,216
Income taxes	16,045	10,353	716
Supplemental disclosures of noncash transactions:
Transfer of loans to other real estate	2,022	452	180
Loans charged off to the allowance for loan losses	647	1,226	798
Lease liabilities arising from obtaining right-of-use assets	—	668	13,512
Unrealized (losses) gains on securities available for sale	(8,998)	3,666	4,742
Loans transferred from held-for-sale to held-for-investment	18,396	2,800	—
Assets acquired, net of cash	—	423,983	—
Liabilities assumed	—	447,412	—
Goodwill	—	3,558	—
Conversion of preferred stock and non-voting common stock	—	—	1,011

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements as of December 31, 2021and 2020 and for each of the three years in the period ended December 31, 2021 include CapStar Financial Holdings, Inc. and it’s wholly owned subsidiary, CapStar Bank (the “Bank”, together referred to as the “Company”). Significant intercompany transactions and accounts are eliminated in consolidation.

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

Loans Held For Sale and Fair Value Option

The Company classifies loans as loans held for sale when originated with the intent to sell. As of April 1, 2019, the Company elected the fair value option for all residential mortgage loans originated with the intent to sell. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. The Company has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments. The fair value of residential mortgage loans originated with the intent to sell is based on traded market prices of similar assets. Other loans held for sale, such as SBA loans or Tri-Net loans, that are recorded at lower of cost or fair value may be carried at fair value on a nonrecurring basis when the fair value is less than cost. No SBA loans or Tri-Net loans were measured at fair value as of December 31, 2021. For further information, see Note 23 - Fair Value. The Company does not securitize mortgage loans. If the Company sells loans with servicing rights retained, the carrying value of the mortgage loan sold is reduced by the amount allocated to the servicing right. The changes in fair value are recorded as a component of mortgage banking income and included gains (losses) of ($2.5) million, $2.5 million, and $0.6 million for the years ended December 31, 2021, 2020, and 2019, respectively .

The following table summarizes the difference between the fair value and the aggregate unpaid principal balance for residential real estate loans held for sale as of December 31, 2021 and 2020 (dollars in thousands):

	Fair Value	Aggregate Unpaid Principal Balance	Difference
December 31, 2021
Residential mortgage loans held for sale	$37,306	$36,755	$550
December 31, 2020
Residential mortgage loans held for sale	97,303	94,248	3,055

Tri-Net Fees

Tri-Net fees are derived from the origination of commercial real estate loans with the intent to sell to third-party investors. All of these loan sales transfer servicing rights to the buyer. Realized gains and losses are recognized when legal title of the loan has transferred to the investor and sales proceeds have been received and are reflected in the accompanying statements of income in Tri-Net fees, net of related costs such as commission expenses. Loans that have not been sold at period end are classified as held for sale on the balance sheet and recorded at the lower of aggregate cost or fair value. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

Loans

The Company has seven classes of loans for financial reporting purposes: commercial real estate, consumer real estate, construction and land development, commercial and industrial, consumer, PPP, and other. The appropriate classification is determined based on the underlying collateral utilized to secure each loan.

Commercial real estate includes both owner-occupied and non-owner occupied properties. The repayment of owner-occupied properties is largely dependent on the operations of the tenant, while non-owner occupied properties is dependent upon the refinance or sale of the underlying real estate.

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

The Company utilized a 41 quarter look-back period as of December 31, 2019. Subsequently, the Company increased its look-back period to a total of 45 quarters and 49 quarters as of December 31, 2020 and 2021, respectively. In the current economic environment, management believes the extension of the look-back period was necessary in order to capture sufficient loss observations to develop a reliable loss estimate of credit losses. This extension of the historical look-back period to capture the historical loss experience of peer banks was applied to all classes and segments of our loan portfolio.

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

Servicing fee income, which is reported on the income statement within other noninterest income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal; or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Net servicing fees totaled $555,000, $689,000, and $377,000 for the years ended December 31, 2021, 2020, and 2019 respectively. Valuation adjustments associated with these servicing rights amounted to $77,000, ($238,000) and ($211,000) for the years ended December 31, 2021, 2020 and 2019, respectively. Late fees and ancillary fees related to loan servicing are not material.

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

During the year ended December 31, 2021, qualitative factors indicated it was more likely than not that the carrying value of goodwill was less than fair value, thus there were no indicators of impairment and no quantitative testing was performed. For the year ended December 31, 2020, as a result of market volatility caused by the COVID-19 pandemic, the company determined it did not satisfy the more likely than not qualitative assessment that the fair value of the reporting unit exceeded its carrying value, including goodwill. As a result, the Company elected to perform a quantitative assessment, which included a combination of quoted market prices of the Company’s stock, prices of comparable businesses, discounted cash flows and other techniques. Based upon the results of the quantitative assessment, the Company determined the fair value of the reporting unit exceeded the carrying value, resulting in no impairment.

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

Restricted Equity Securities

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based upon the level of borrowings and other factors, and may invest additional amounts. FHLB stock is carried at cost, classified as a restricted equity security, and periodically evaluated for impairment based on an assessment of the ultimate recovery of par value. Both cash and stock dividends are reported as interest income.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company’s tax returns remain open to audit under the statute of limitations by the IRS and various states for the years ended December 31, 2018 through 2021. It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $758,000, $400,000 and $370,000 for the years ended December 31, 2021, 2020 and 2019, respectively and is included in other operating expenses on the Consolidated Statements of Income.

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

Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through March 4, 2022, which is the date the financial statements were available to be issued.

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

No antidilutive stock options were excluded from calculation for the years ended December 31, 2021, 2020 or 2019.

The following is a summary of the basic and diluted earnings per share calculation for each of the following years (in thousands except share data):

	Year Ended December 31,
	2021	2020	2019
Basic net income per share calculation:
Numerator – Net income	$48,677	$24,696	$22,422
Denominator – Average common shares outstanding	22,127,919	20,162,038	17,886,164
Basic net income per share	$2.20	$1.22	$1.25
Diluted net income per share calculation:
Numerator – Net income	$48,677	$24,696	$22,422
Denominator – Average common shares outstanding	22,127,919	20,162,038	17,886,164
Dilutive shares contingently issuable	51,542	23,551	727,060
Average diluted common shares outstanding	22,179,461	20,185,589	18,613,224
Diluted net income per share	$2.19	$1.22	$1.20

Recently Issued Accounting Pronouncements

ASU 2016-13, Financial Instruments – Credit Losses

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The amendments were originally supposed to be effective for the Company for reporting periods beginning after December 15, 2019 with early adoption permitted for all organizations for periods beginning after December 15, 2018. However, in November 2019, the FASB issued ASU 2019-10, Financial Instruments — Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates, which finalizes effective date delays for private companies, not-for-profit organizations, and certain smaller reporting companies applying the credit losses standard. The Company is not required to adopt this standard until January 1, 2023. The Company has established a Current Expected Credit Loss (CECL) Steering Committee which includes the appropriate members of management to evaluate the impact this ASU will have on the Company’s financial position, results of operations and financial statement disclosures. Additionally, the Company selected a third-party vendor to provide allowance for loan loss software as well as advisory services in developing a new methodology and a parallel model.

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

ASU 2020-04 ― Applicable to entities within the scope of Topic 848, Reference Rate Reform:

In March 2020, the FASB issued guidance which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance is effective for all entities as of March 12, 2020 through December 31, 2022. The Company continues to implement its transition plan towards cessation of LIBOR and the modification of its outstanding financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company expects to utilize the LIBOR transition relief allowed under ASU 2020-04 and ASU 2021-01, as applicable, and does not expect such adoption to have a material impact on its accounting and disclosures. The Company will continue to assess the impact as the reference rate transition approaches June 30, 2023.

ASU 2021-06 ― Applicable to entities within the scope of Topic 245, Presentation of Financial Statements, Topic 942, Financial Services- Depository and Lending, and Topic 946, Financial Services- Investment Companies:

This guidance updated the FASB Codification pursuant to SEC Release No. 33-10786, Amendments to Financial Disclosures about Acquired and Disposed Businesses, which was effective January 1, 2021, and SEC Release No. 33-10835, Update to Statistical Disclosures for Bank and Savings and Loan Registrants which applied to fiscal years ending on or after December 15, 2021. The adoption of ASU 2021-06 did not have a material impact on its disclosures.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 2 – ACQUISITIONS

FCB Merger

Effective July 1, 2020, pursuant to the Agreement and Plan of Acquisition dated as of January 23, 2020 (the “FCB Acquisition Agreement”), by and between the Company and FCB Corporation, a Tennessee corporation (“FCB”), FCB was acquired by CapStar, with CapStar continuing as the surviving entity (the “FCB Acquisition”). Immediately following the FCB Acquisition, The First National Bank of Manchester, a national banking association and a wholly owned subsidiary of FCB, was acquired by CapStar Bank, a Tennessee chartered bank and a wholly owned subsidiary of CapStar (the “FNBM Acquisition”), with CapStar Bank continuing as the surviving entity in the FNBM Acquisition.

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

Total acquisition consideration amounted to approximately $70.9 million.

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

NOTE 3 – INVESTMENT SECURITIES

Investment securities have been classified in the balance sheet according to management’s intent. The Company’s classification of securities at December 31, 2021 and 2020 was as follows (in thousands):

	December 31, 2021				December 31, 2020
	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value
Securities available-for-sale:
U. S. government agency securities	$11,550	$47	$(94)	$11,503	$16,158	$258	$(25)	$16,391
State and municipal securities	81,158	2,107	(705)	82,560	89,081	2,928	(81)	91,928
Mortgage-backed securities	300,398	2,008	(8,799)	293,607	332,014	4,892	(543)	336,363
Asset-backed securities	3,326	13	—	3,339	3,325	—	(132)	3,193
Other debt securities	67,104	1,514	(231)	68,387	37,608	819	(87)	38,340
Total	$463,536	$5,689	$(9,829)	$459,396	$478,186	$8,897	$(868)	$486,215
Securities held-to-maturity:
State and municipal securities	$1,782	$48	$—	$1,830	$2,407	$97	$—	$2,504
Total	$1,782	$48	$—	$1,830	$2,407	$97	$—	$2,504

The amortized cost and fair value of debt and equity securities at December 31, 2021, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in less than one year	$16,256	$16,355	$514	$521
Due one to five years	78,774	80,357	1,268	1,309
Due five to ten years	56,934	58,142	—	—
Due beyond ten years	7,848	7,596	—	—
Mortgage-backed securities	300,398	293,607	—	—
Asset-backed securities	3,326	3,339	—	—
	$463,536	$459,396	$1,782	$1,830

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Results from sales, maturities, prepayments and calls of securities available for sale were as follows (in thousands):

	Year ended December 31
	2021	2020	2019
Proceeds	$104,733	$170,001	$95,692
Gross gains	45	148	116
Gross losses	(17)	(23)	(215)

Securities with a market value of $188.8 million and $163.5 million at December 31, 2021 and 2020, respectively, were pledged to collateralize public deposits, derivative positions and Federal Home Loan Bank advances.

At December 31, 2021 and 2020 there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following tables show the Company’s securities with unrealized losses, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or more		Total
December 31, 2021	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
U. S. government agency securities	$2,560	$(20)	$2,737	$(74)	$5,297	$(94)
State and municipal securities	15,309	(279)	12,768	(426)	28,077	(705)
Mortgage-backed securities	155,805	(5,291)	75,934	(3,508)	231,739	(8,799)
Asset-backed securities	—	—	—	—	—	—
Other debt securities	30,375	(231)	—	—	30,375	(231)
Total temporarily impaired securities	$204,049	$(5,821)	$91,439	$(4,008)	$295,488	$(9,829)
December 31, 2020
U. S. government agency securities	$1,989	$(25)	$—	$—	$1,989	$(25)
State and municipal securities	10,463	(81)	—	—	10,463	(81)
Mortgage-backed securities	100,291	(480)	1,449	(63)	101,740	(543)
Asset-backed securities	—	—	3,193	(132)	3,193	(132)
Other debt securities	6,103	(87)	—	—	6,103	(87)
Total temporarily impaired securities	$118,846	$(673)	$4,642	$(195)	$123,488	$(868)

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Declines in the fair value of securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment of available for sale securities related to other factors is recognized in other comprehensive income (loss). In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses shown above are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other than temporarily impaired at December 31, 2021. There were no other-than-temporary impairments for the years ended December 31, 2021, 2020 or 2019.
NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2021 and 2020 were as follows (in thousands):

	December 31, 2021	December 31, 2020
Commercial real estate	$825,284	$643,832
Consumer real estate	326,412	343,791
Construction and land development	214,310	174,859
Commercial and industrial	497,615	623,446
Consumer	46,811	44,279
Other	55,337	53,483
Total	1,965,769	1,883,690
Allowance for loan losses	(21,698)	(23,245)
Total loans, net	$1,944,071	$1,860,445

The CARES Act created a new guaranteed, unsecured loan program under the SBA called the Payroll Protection Program (“PPP”), which the Company participates in, to fund operational costs of eligible businesses, organizations and self-employed persons during the pandemic period. The SBA has guaranteed 100% of the amounts loaned under the PPP by lenders to eligible small businesses. One of the notable features of the PPP is that borrowers are eligible for loan forgiveness if certain conditions are met related to retaining staff and if loan amounts are used to cover eligible expenses, such as payroll, mortgage interest, rents and utilities payments. These loans have a two-year term and will earn interest at a rate of 1%. The outstanding balances of loans originated under the PPP as of December 31, 2021 and 2020 totaled $26.5 million and $185.5 million, respectively, and were included in commercial and industrial loans.

Additionally, PPP borrowers are not required to pay any fees to the government or the lender and the loans may be repaid by the borrower at any time. The SBA, however, will pay lenders a processing fee based on the size of the PPP loan, ranging from 1% to 5% of the loan. Unamortized fees associated with PPP loans included in total loans were $0.6 million and $4.0 million as of December 31, 2021 and 2020, respectively. These fees are deferred and amortized over the life of the loan. PPP fees recognized as income totaled $7.2 million and $3.6 million for the years ended December 31, 2021 and 2020, respectively.

The adequacy of the allowance for loan losses (“ALL”) is assessed at the end of each quarter. The ALL includes a specific component related to loans that are individually evaluated for impairment and a general component related to loans that are segregated into homogenous pools and collectively evaluated for impairment. The ALL factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics, which are adjusted by management to reflect current events, trends, and conditions. The adjustments include consideration of the following: changes in lending policies and procedures, economic conditions, nature and volume of the portfolio, experience of lending management, volume and severity of past due loans, quality of the loan review system, value of underlying collateral for collateral dependent loans, concentrations, and other external factors. The Company’s evaluation of other external factors included consideration of the novel coronavirus (“COVID-19”) global pandemic and the resulting impact on the Company’s loan portfolio as of December 31, 2021, which is uncertain due to evolving conditions and unforeseen new variants.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

At December 31, 2021, variable-rate and fixed-rate loans totaled $881,072,000 and $1,084,697,000, respectively. At December 31, 2020, variable-rate and fixed-rate loans totaled $1,199,105,000 and $691,914,000, respectively.

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

Loans not falling into the criteria above are considered to be pass-rated loans. The Company utilizes six loan grades within the pass risk rating.

The following table provides the risk category of loans by applicable class of loans as of December 31, 2021 and 2020 (in thousands):

	Non-impaired Loans
December 31, 2021	Pass	Special Mention	Substandard	Doubtful	Total Impaired Loans	Total
Commercial real estate	$802,562	$12,921	$4,721	$—	$1,151	$821,355
Consumer real estate	312,662	475	712	—	909	314,758
Construction and land development	214,209	—	—	—	10	214,219
Commercial and industrial	468,278	9,811	16,952	73	250	495,364
Consumer	45,695	—	56	3	23	45,777
Other	54,959	—	76	—	—	55,035
Purchased Credit Impaired	15,416	—	3,585	260	—	19,261
Total	$1,913,781	$23,207	$26,102	$336	$2,343	$1,965,769
December 31, 2020
Commercial real estate	$601,133	$33,046	$2,933	$—	$1,179	$638,291
Consumer real estate	323,072	1,375	1,122	—	1,707	327,276
Construction and land development	169,315	5,153	19	—	102	174,589
Commercial and industrial	568,767	25,855	25,666	—	168	620,456
Consumer	41,640	4	18	2	7	41,671
Other	52,949	—	66	—	—	53,015
Purchased Credit Impaired	23,899	—	4,412	81	—	28,392
Total	$1,780,775	$65,433	$34,236	$83	$3,163	$1,883,690

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following tables detail the changes in the ALL for the years ending December 31, 2021, 2020 and 2019 by loan classification (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Year ended December 31, 2021
Balance, beginning of period	$7,349	$1,831	$3,476	$9,708	$305	$576	$23,245
Charged-off loans	(10)	(1)	—	(199)	(210)	(227)	(647)
Recoveries	10	18	—	10	87	41	166
Provision for loan losses	(225)	564	293	(2,078)	215	165	(1,066)
Balance, end of period	$7,124	$2,412	$3,769	$7,441	$397	$555	$21,698

Year ended December 31, 2020
Balance, beginning of period	$3,599	$1,231	$2,058	$5,074	$222	$420	$12,604
Charged-off loans	—	(49)	—	(728)	(172)	(277)	(1,226)
Recoveries	10	14	—	235	76	53	388
Provision for loan losses	3,740	635	1,418	5,127	179	380	11,479
Balance, end of period	$7,349	$1,831	$3,476	$9,708	$305	$576	$23,245

Year ended December 31, 2019
Balance, beginning of period	$3,309	$1,005	$2,431	$5,036	$105	$227	$12,113
Charged-off loans	—	(39)	—	(455)	(164)	(140)	(798)
Recoveries	23	20	—	380	82	23	528
Provision for loan losses	267	245	(373)	113	199	310	761
Balance, end of period	$3,599	$1,231	$2,058	$5,074	$222	$420	$12,604

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

A breakdown of the ALL and the loan portfolio by loan category at December 31, 2021 and 2020 follows (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
December 31, 2021
Allowance for Loan Losses:
Collectively evaluated for impairment	$7,075	$2,211	$3,769	$7,376	$321	$555	$21,307
Individually evaluated for impairment	—	200	—	—	—	—	200
Purchased credit impaired	49	1	—	65	76	—	191
Balances, end of period	$7,124	$2,412	$3,769	$7,441	$397	$555	$21,698
Loans:
Collectively evaluated for impairment	$820,204	$313,849	$214,209	$495,114	$45,754	$55,035	$1,944,165
Individually evaluated for impairment	1,151	909	10	250	23	—	2,343
Purchased credit impaired	3,929	11,654	91	2,251	1,034	302	19,261
Balances, end of period	$825,284	$326,412	$214,310	$497,615	$46,811	$55,337	$1,965,769

December 31, 2020
Allowance for Loan Losses:
Collectively evaluated for impairment	$7,349	$1,831	$3,410	$9,708	$305	$576	$23,179
Individually evaluated for impairment	—	—	66	—	—	—	66
Purchased credit impaired	—	—	—	—	—	—	—
Balances, end of period	$7,349	$1,831	$3,476	$9,708	$305	$576	$23,245
Loans:
Collectively evaluated for impairment	$637,112	$325,569	$174,487	$620,288	$41,664	$53,015	$1,852,135
Individually evaluated for impairment	1,179	1,707	102	168	7	—	3,163
Purchased credit impaired	5,541	16,515	270	2,990	2,608	468	28,392
Balances, end of period	$643,832	$343,791	$174,859	$623,446	$44,279	$53,483	$1,883,690

The following table presents the allocation of the ALL for each respective loan category with the corresponding percentage of loans in each category to total loans, net of deferred fees as of December 31, 2021 and 2020. PPP loans included in commercial and industrial loans in the below table do not have a corresponding ALL as they are fully guaranteed by the SBA (dollars in thousands):

	December 31, 2021		December 31, 2020
	Amount	Percent of total loans	Amount	Percent of total loans
Commercial real estate	$7,124	0.36%	$7,349	0.39%
Consumer real estate	2,412	0.12%	1,831	0.10%
Construction and land development	3,769	0.19%	3,476	0.18%
Commercial and industrial	7,441	0.38%	9,708	0.51%
Consumer	397	0.02%	305	0.02%
Other	555	0.03%	576	0.03%
Total allowance for loan and lease losses	$21,698	1.10%	$23,245	1.23%

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following table presents information related to impaired loans, excluding purchased credit impaired (“PCI”) loans, for the years ended December 31, 2021 and 2020 (in thousands):

	December 31, 2021			December 31, 2020
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial real estate	$1,151	$1,115	$—	$1,179	$1,176	$—
Consumer real estate	255	281	—	1,707	1,608	—
Construction and land development	10	11	—	—	—	—
Commercial and industrial	250	298	—	168	457	—
Consumer	23	23	—	7	7	—
Other	—	—	—	—	—	—
Subtotal	1,689	1,728	—	3,061	3,248	—
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—
Consumer real estate	654	654	200	—	—	—
Construction and land development	—	—	—	102	102	66
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	654	654	200	102	102	66
Total	$2,343	$2,382	$200	$3,163	$3,350	$66

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2021		December 31, 2020		December 31, 2019
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate	$1,169	$64	$1,198	$66	$2,574	$313
Consumer real estate	577	3	1,975	66	1,037	105
Construction and land development	12	1	—	—	119	4
Commercial and industrial	263	13	121	1	824	440
Consumer	35	3	8	—	23	2
Other	—	—	—	—	—	—
Subtotal	2,056	84	3,302	133	4,577	864
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—
Consumer real estate	665	—	—	—	—	—
Construction and land development	—	—	107	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	665	—	107	—	—	—
Total	$2,721	$84	$3,409	$133	$4,577	$864

There was no interest income recognized on a cash basis for impaired loans for the years ended December 31, 2021, 2020 or 2019.

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

The following table presents the aging of the recorded investment in past-due loans as of December 31, 2021 and 2020 by class of loans (in thousands):

	30 - 59	60 - 90	Greater Than
	Days	Days	90 Days	Total	Loans Not
December 31, 2021	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial real estate	$—	$—	$1,115	$1,115	$820,240	$821,355
Consumer real estate	1,806	—	241	2,047	312,711	314,758
Construction and land development	—	—	11	11	214,208	214,219
Commercial and industrial	57	48	268	373	494,991	495,364
Consumer	164	170	26	360	45,417	45,777
Other	—	—	—	—	55,035	55,035
Purchased credit impaired	302	153	459	914	18,347	19,261
Total	$2,329	$371	$2,120	$4,820	$1,960,949	$1,965,769
December 31, 2020
Commercial real estate	$409	$—	$1,176	$1,585	$636,706	$638,291
Consumer real estate	6,084	1,596	687	8,367	318,909	327,276
Construction and land development	2,670	745	—	3,415	171,174	174,589
Commercial and industrial	1,734	38	1,595	3,367	617,089	620,456
Consumer	270	40	7	317	41,354	41,671
Other	252	38	—	290	52,725	53,015
Purchased credit impaired	1,372	1,554	901	3,827	24,565	28,392
Total	$12,791	$4,011	$4,366	$21,168	$1,862,522	$1,883,690

The following table presents the recorded investment in non-accrual loans, past due loans over 89 days and accruing and troubled debt restructurings by class of loans as of December 31, 2021 and 2020 (in thousands):

		Past Due
		Over 90 Days	Troubled Debt
	Non-Accrual	and Accruing	Restructurings
December 31, 2021
Commercial real estate	$—	$1,115	$1,115
Consumer real estate	1,086	54	654
Construction and land development	11	—	—
Commercial and industrial	324	112	63
Consumer	31	10	—
Other	—	—	—
Purchased credit impaired	1,806	89	—
Total	$3,258	$1,380	$1,832

December 31, 2020
Commercial real estate	$130	$1,176	$1,176
Consumer real estate	1,821	342	685
Construction and land development	107	—	—
Commercial and industrial	470	1,205	67
Consumer	9	5	—
Other	—	—	—
Purchased credit impaired	2,279	567	—
Total	$4,817	$3,296	$1,928

As of December 31, 2021 and 2020 all loans classified as nonperforming were deemed to be impaired.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

As of December 31, 2021 and 2020 the Company had recorded investments in TDR of $1.8 million and $1.9 million, respectively. The Company did not allocate a specific allowance for those loans at December 31, 2021 or 2020 and there were no commitments to lend additional amounts. Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s loan policy. Loans accounted for as TDR are individually evaluated for impairment. In accordance with interagency guidance, short term deferrals granted due to the COVID-19 pandemic are not considered TDRs unless the borrower was experiencing financial difficulty prior to the pandemic.

There were no new TDR loans identified during the year ended December 31, 2021. The following table presents loans by class modified as TDR that occurred during the year ended December 31, 2020 (in thousands).

	Number of contracts	Pre modification outstanding recorded investment	Post modification outstanding recorded investment, net of related allowance
2020
Commercial real estate	—	$—	$—
Consumer real estate	2	721	685
Construction and land development	—	—	—
Commercial and industrial	—	—	—
Consumer	—	—	—
Other	—	—	—
Total	2	721	685

There were no TDR for which there was a payment default within the twelve months following the modification during the years ended December 31, 2021, 2020 or 2019.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following table relates to acquired FCB and BOW purchased non-impaired loans and provides the contractually required payments, fair value, and estimate of contractual cash flows not expected to be collected at the acquisition date (in thousands):

FCB and BOW acquired on July 1, 2020
Contractually required payments	$296,527
Fair value of acquired loans at acquisition date	260,701
Contractual cash flows not expected to be collected	3,718

The following table presents changes in the carrying value of PCI loans (in thousands):

	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
Balance at beginning of period	$28,392	$1,605	$1,620
Additions due to the acquisitions	—	33,593	—
Change due to payments received and accretion	(8,940)	(6,806)	(15)
Reclassification of discount to allowance for loan losses	(191)	—	—
Balance at end of period	$19,261	$28,392	$1,605

The following table presents changes in the accretable yield for PCI loans (in thousands):

	For the year ended December 31, 2021	For the year ended December 31, 2020	For the year ended December 31, 2019
Balance at beginning of period	$4,068	$915	$440
Additions due to the acquisitions	—	4,349	—
Accretion	(1,987)	(1,196)	(570)
Reclassification from nonaccretable difference	1,519	—	1,045
Other changes, net	2,163	—	—
Balance at end of period	$5,763	$4,068	$915

PCI loans had a $0.2 million impact on the ALL for the year ended December 31, 2021 and no impact on the ALL for the years ended December 31, 2020 or 2019.

NOTE 5 – LOAN SERVICING

Mortgage loans serviced for the Federal Home Loan Mortgage Corporation (“FHLMC”) are not reported as assets. The principal balance of these loans at December 31, 2021 and 2020 was $154.0 million and $254.9 million, respectively. Custodial escrow balances maintained in connection with serviced loans was $547,000 and $1,459,000 at December 31, 2021 and 2020, respectively.

Activity for loan servicing rights and the related valuation allowance are summarized as follows (in thousands):

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

	For the year ended December 31, 2021	For the year ended December 31, 2020
Loan servicing rights:
Balance at beginning of period	$1,634	$1,755
Additions	229	466
Amortized to offset other noninterest income	(438)	(587)
Balance at end of period	$1,425	$1,634

Valuation allowance:
Balance at beginning of period	$(449)	$(211)
Additions expensed	—	—
Reductions credited to other noninterest income	77	—
Direct write-downs	—	(238)
Balance at end of period	$(372)	$(449)

NOTE 6 – PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2021 and 2020 are summarized as follows (in thousands):

	Range of useful lives	December 31, 2021	December 31, 2020
Land	Not applicable	$6,630	$6,885
Buildings	39 years	18,900	19,461
Leasehold improvements	1 to 17 years	990	939
Furniture and equipment	1 to 7 years	5,561	6,910
Fixed assets in process	Not applicable	20	1,995
		32,101	36,190
Less accumulated depreciation and amortization		(6,374)	(9,501)
		$25,727	$26,689

Premises and equipment depreciation and amortization expense for the years ended December 31, 2021, 2020 and 2019 totaled $1.5 million, $1.4 million and $1.2 million, respectively.

NOTE 7 – LEASES

The Company leases certain premises and equipment under operating leases that expire at various dates, through 2032, and in most instances, include options to renew or extend at market rates and terms. At December 31, 2021, the Company had lease liabilities totaling $11.9 million and right-of-use assets totaling $11.1 million related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. At December 31, 2021, the weighted average remaining lease term for operating leases was 9.1 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.5%.

Lease costs were as follows (in thousands):

	December 31, 2021	December 31, 2020
Operating lease cost	$2,102	$1,946
Short-term lease cost	—	—
Variable least cost	—	—
Total lease cost	$2,102	$1,946

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the year ended December 31, 2021 or 2020.

The Company has entered into an agreement for a real estate lease associated with the Chattanooga expansion that is not recorded as a right-of-use asset or lease liability as the Company has not yet taken possession as of December 31, 2021. The lease is expected to commence in 2022 with undiscounted future payments of $597,000.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows (in thousands):

December 31, 2021
Lease payments due:
2022	$1,751
2023	1,717
2024	1,426
2025	1,393
2026	1,308
2027 and thereafter	6,239
Total undiscounted cash flows (a)	13,834
Discount on cash flows	(1,941)
Total lease liability	$11,893

(a) Operating lease payments exclude $0.6 million of legally binding minimum lease payments related to the Chattanooga lease signed, but not yet commenced.

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in goodwill during the years ended December 31, 2021 and 2020 was as follows (in thousands):

	2021	2020
Beginning of year	$41,068	$37,510
Acquired goodwill	—	3,558
Impairment	—	—
End of year	$41,068	$41,068

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Qualitative factors are assessed to first determine if it is more likely than not (more than 50%) that the carrying value of goodwill is less than fair value. During the year ended December 31, 2021, qualitative factors indicated it was more likely than not that the carrying value of goodwill was less than fair value, thus there were no indicators of impairment and no quantitative testing was performed.

For the year ended December 31, 2020, as a result of market volatility caused by the COVID-19 pandemic, the company determined it did not satisfy the more likely than not qualitative assessment that the fair value of the reporting unit exceeded its carrying value, including goodwill. As a result, the Company elected to perform a quantitative assessment, which included a combination of quoted market prices of the Company’s stock, prices of comparable businesses, discounted cash flows and other techniques. Based upon the results of the quantitative assessment, the Company determined the fair value of the reporting unit exceeded the carrying value, resulting in no impairment.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Acquired Intangible Assets

Acquired intangible assets at December 31, 2021 and 2020 were as follows (in thousands):

	December 31, 2021		December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$12,837	$(6,146)	$12,837	$(4,207)

For the years ended December 31, 2021, 2020 and 2019, amortization expense was $1.9 million, $1.8 million and $1.7 million, respectively.

Estimated amortization expense for each of the next five years is as follows (in thousands):

Year ending December 31:
2022	$1,690
2023	1,441
2024	1,192
2025	943
2026	694
Thereafter	731
Total	$6,691

NOTE 9 – OTHER REAL ESTATE OWNED

Other real estate owned activity was as follows (in thousands):

	2021	2020	2019
Beginning balance	$523	$1,044	$988
Additions due to acquisitions	—	571	—
Loans transferred to other real estate owned	2,022	452	180
Direct write-downs	—	—	—
Sales of other real estate owned	(2,279)	(1,544)	(124)
End of year	$266	$523	$1,044

There was no valuation allowance allocated to properties held for the years ended December 31, 2021, 2020 and 2019.

(Income) expenses related to other real estate owned during the years ended December 31, 2021, 2020 and 2019, respectively include (in thousands):

	2021	2020	2019
Net gain on sales	$(49)	$(273)	$(3)
Provision for unrealized losses	—	—	—
Operating expenses, net of rental income	—	—	—
Total	$(49)	$(273)	$(3)

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 10 – DEPOSITS

Time deposits that exceed the FDIC deposit insurance limit of $250,000 at December 31, 2021 and 2020 were $55,372,000 and $64,110,000, respectively.

Scheduled maturities of time deposits for the next five years and thereafter are as follows (in thousands):

Maturity:
2022	$300,251
2023	39,785
2024	19,199
2025	6,568
2026	6,640
Thereafter	606
$373,049

At December 31, 2021 and 2020, the Company had $344,000 and $558,000, respectively of deposit accounts in overdraft status that were reclassified to loans in the accompanying balance sheets.

NOTE 11 – SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

The Company did not have any short-term borrowings as of December 31, 2021. The Company had short-term borrowings totaling $10,000,000 at December 31, 2020 via various advances. These advances are non-callable; interest payments are due monthly, with principal due at maturity.

The following is a summary of the contractual maturities and average effective rates of outstanding advances (dollars in thousands):

	December 31, 2021		December 31, 2020
Year	Amount	Interest Rates	Amount	Interest Rates
2021	—	—	10,000	0.33%

Advances from the FHLB are collateralized by investment securities with a market value of $2.2 million, FHLB stock and certain commercial and residential real estate mortgage loans totaling $214.9 million under a blanket mortgage collateral agreement. At December 31, 2021, the amount of available credit from the FHLB totaled $154.4 million.

Subordinated Notes

The Company issued $30.0 million of fixed-to-floating rate subordinated notes during the third quarter of 2020, which were recorded net of issuance costs of $0.6 million, that mature June 30, 2030. Beginning on or after June 30, 2025, the Company may redeem the notes, in whole or in part, at their principal amount plus any accrued and unpaid interest. The notes have a fixed interest rate of 5.25% per annum for the first five years. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate (which is expected to be Three-Month Term SOFR) plus 513 basis points. The carrying value of subordinated notes was $29.5 million and $29.4 million at December 31, 2021 and 2020, respectively.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended December 31, 2021 and 2020 (in thousands):

		Unrealized Gains
	Gains and	and Losses
	Losses on	on Available
	Cash Flow	for Sale
Year Ended December 31, 2021	Hedges	Securities	Total
Beginning balance	$—	$7,728	$7,728
Other comprehensive loss before reclassification, net of tax	—	(8,977)	(8,977)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	(21)	(21)
Net current period other comprehensive loss	—	(8,998)	(8,998)
Ending balance	$—	$(1,270)	$(1,270)

Year Ended December 31, 2020
Beginning balance	$(2,679)	$4,062	$1,383
Other comprehensive income before reclassification, net of tax	—	3,758	3,758
Amounts reclassified from accumulated other comprehensive income (loss), net of tax	2,679	(92)	2,587
Net current period other comprehensive income (loss)	2,679	3,666	6,345
Ending balance	$—	$7,728	$7,728

The following were significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2021, 2020 and 2019 (in thousands):

				Affected Line Item
Details about Accumulated Other	Year Ended	Year Ended	Year Ended	in the Statement Where
Comprehensive Income Components	December 31, 2021	December 31, 2020	December 31, 2019	Net Income is Presented
Realized losses on cash flow hedges	$—	$(2,466)	$(635)	Interest expense - savings and money market accounts
	—	(213)	(243)	Interest expense - Federal Home Loan Bank advances
	—	—	9	Income tax benefit
	$—	$(2,679)	$(869)	Net of tax
Realized gains and (losses) on available-for-sale securities	$28	$125	$(99)	Net gain (loss) on sale of securities
	(7)	(33)	26	Income tax (expense) benefit
	$21	$92	$(73)	Net of tax

NOTE 13 – INCOME TAXES

The components of income tax expense are summarized as follows (in thousands):

	2021	2020	2019
Current:
Federal	$12,174	$8,822	$3,215
State	732	1,552	1,044
	12,906	10,374	4,259
Deferred:
Federal	(158)	(3,523)	2,039
State	(49)	(816)	546
	(207)	(4,339)	2,585
Total	$12,699	$6,035	$6,844

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

A reconciliation of actual income tax expense in the financial statements to the “expected” tax expense (computed by applying the statutory federal income tax rate of 21% to income before income taxes) for the years ended December 31, 2021, 2020 and 2019 is as follows (in thousands):

	2021	2020	2019
Computed tax expense at statutory rate	$12,889	$6,454	$6,146
State income taxes, net of effect of federal income taxes	540	582	1,256
Tax-exempt interest income	(294)	(278)	(302)
Earnings on bank owned life insurance contracts	(384)	(186)	(173)
Disallowed expenses	66	69	84
Excess tax expense (benefit) related to stock compensation	(163)	91	(57)
Nondeductible acquisition related expenses	—	132	—
CARES act net operating loss carryback	—	(772)	—
Federal tax credits	(57)	—	—
Other	102	(57)	(110)
Total	$12,699	$6,035	$6,844

The effective tax rate compared favorably to the statutory federal rate of 21% and Tennessee excise tax rate of 6.5% primarily due to investments in qualified municipal securities, tax benefits from our real estate investment trust, company owned life insurance, state tax credits, net of the effect of certain non-deductible expenses and the recognition of excess tax benefits related to stock compensation. For the year ended December 31, 2020, the Company recorded an income tax benefit of $0.8 million related to the permanent tax rate benefit of Net Operating Loss carrybacks as a result of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act").

Significant items that gave rise to deferred taxes at December 31, 2021 and 2020 were as follows (in thousands):

	December 31, 2021	December 31, 2020
Deferred tax assets:
Allowance for loan losses	$4,863	$5,040
Net operating loss carryforward	422	527
Organization and preopening costs	158	261
Stock-based compensation	152	48
Acquired loans	769	939
Accrued contributions	297	288
Acquired deposits	214	459
Accrued compensation	2,670	3,159
Deferred loan fees	1,004	—
Unrealized loss on securities available for sale	1,161	—
Other	215	148
Deferred tax assets	11,925	10,869
Deferred tax liabilities:
Depreciation	1,563	1,633
Goodwill	465	311
Unrealized gain on securities available-for-sale	—	2,009
Amortization of core deposit intangible	1,136	1,608
Other acquired assets	337	509
Other	449	201
Deferred tax liabilities	3,950	6,271
Net deferred tax asset	$7,975	$4,598

At December 31, 2021, the Company had federal net operating loss carryforwards of approximately $2.0 million, which expire at various dates from 2030 to 2032. Deferred tax assets are fully recognized because the benefits are more likely than not to be realized based on management's estimation of future taxable earnings.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

There were no significant unrecognized income tax benefits as of December 31, 2021 or December 31, 2020. As of December 31, 2021 and 2020 the Company had no accrued interest or penalties related to uncertain tax penalties.

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

The following table sets forth outstanding financial instruments whose contract amounts represent credit risk as of December 31, 2021 and 2020 (in thousands):

	Contract or notional amount
	December 31, 2021	December 31, 2020
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$831,075	$804,520
Standby letters of credit	10,623	10,403
Total	$841,698	$814,923

The Company is party to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims as of December 31, 2021, will not have a material impact on the financial statements of the Company.

NOTE 15 – CONCENTRATION OF CREDIT RISK

Substantially all of the Company’s loans, commitments, and standby letters of credit have been granted to customers in the Company’s market areas. The concentrations of credit by type of loan are set forth in Note 4 to the financial statements.

At December 31, 2021 and 2020, the Company’s cash and due from banks, federal funds sold and interest-bearing deposits in financial institutions aggregated $358.8 million and $243.2 million, respectively, in excess of insured limits.

NOTE 16 – REGULATORY MATTERS AND RESTRICTIONS ON DIVIDENDS

The Company and the Bank are subject to regulatory capital requirements administered by the Federal Reserve and the Bank is also subject to the regulatory capital requirements of the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that could, in that event, have a material adverse effect on the institutions’ financial statements. The relevant regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting principles. The capital classifications of the Company and the Bank are also subject to qualitative judgments by their regulators about components, risk weightings, and other factors. Those qualitative judgments could also affect the capital status of the Company and the Bank and the amount of dividends the Company and the Bank may distribute. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2021, the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

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

At December 31, 2021 and 2020, the Company and the Bank were well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events subsequent to December 31, 2021 that management believes have changed the Company’s or the Bank’s category.

The Company’s and the Bank’s capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Minimum capital requirement (1)		Minimum to be well-capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2021:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$384,116	16.29%	$188,610	8.0%	N/A	N/A
CapStar Bank	370,919	15.74	188,471	8.0	235,589	10.0
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	332,567	14.11	141,458	6.0	N/A	N/A
CapStar Bank	348,902	14.81	141,354	6.0	188,471	8.0
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	332,567	14.11	106,093	4.5	N/A	N/A
CapStar Bank	332,402	14.11	106,015	4.5	153,133	6.5
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	332,567	10.69	124,437	4.0	N/A	N/A
CapStar Bank	348,902	11.23	124,246	4.0	155,308	5.0
At December 31, 2020:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$338,426	16.03%	$168,910	8.0%	N/A	N/A
CapStar Bank	324,152	15.36	168,808	8.0	211,010	10.0
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	285,439	13.52	126,682	6.0	N/A	N/A
CapStar Bank	300,588	14.25	126,606	6.0	168,808	8.0
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	285,439	13.52	95,012	4.5	N/A	N/A
CapStar Bank	284,088	13.46	94,954	4.5	137,156	6.5
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	285,439	9.60	118,877	4.0	N/A	N/A
CapStar Bank	300,588	10.12	118,780	4.0	148,476	5.0

(1)

For the calendar year 2021, the Company was required to maintain a capital conservation buffer of Tier 1 common equity capital in excess of minimum risk-based capital ratios by at least 2.5% to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

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

Based on these regulations, the Bank was eligible to pay $82.5 million and $49.6 million of dividends as of December 31, 2021 and 2020, respectively. The Bank paid the Company $5.2 million of dividends during 2021.

NOTE 17 – NONVOTING AND SERIES A PREFERRED STOCK AND STOCK WARRANTS

Nonvoting Common Stock

The Company has authorized 5,000,000 shares of its common stock as nonvoting common stock. The nonvoting common stock has the same rights and privileges as the common stock other than the nonvoting designation. Under certain conditions, as outlined in the Company’s charter, the nonvoting stock may be converted, on a one-to-one basis, to common stock. In conjunction with the Company’s initial public offering, 79,166 shares of nonvoting common stock were issued and simultaneously converted to common stock on a one-to-one basis. During 2019, 132,561 shares of nonvoting common stock were converted to common stock. As a result, at December 31, 2021, there were no shares of nonvoting common stock outstanding.

Preferred Stock

In conjunction with its initial capital issuance in 2008, the Bank issued 1,609,756 shares of Series A Preferred Stock to certain shareholders. During 2016, coinciding with the Company’s initial public offering, 731,707 preferred shares were converted to common shares. During 2019, 878,048 preferred shares were converted to common shares. As a result, at December 31, 2021, there was no Series A Preferred Stock outstanding.

NOTE 18 – STOCK OPTIONS AND RESTRICTED SHARES

On April 23, 2021, the shareholders of CapStar Financial Holdings, Inc. approved the 2021 Stock Incentive Plan (the "Plan"), which replaced the 2016 Stock Incentive Plan. The Plan provides for the grant of stock-based incentives, including stock options, restricted stock units, performance awards and restricted stock, to employees, directors and service providers that are subject to forfeiture until vesting conditions have been satisfied by the award recipient under the terms of the award. The Plan is intended to help align the interests of employees and our shareholders and reward our employees for improved Company performance. The Plan reserved 1,168,543 shares of stock for issuance of stock incentives. Stock incentives include both restricted stock and stock option grants. Total shares issuable under the plan were 1,168,174 at December 31, 2021.

The Company has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows (in thousands):

	For the year ended December 31,
	2021	2020	2019
Stock-based compensation expense before income taxes	$1,600	$1,223	$1,262
Less: deferred tax benefit	(418)	(320)	(330)
Reduction of net income	$1,182	$903	$932

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Restricted Shares, Restricted Stock Units, and Performance Stock Units

We grant time-vested restricted stock units and performance stock units to certain key employees and directors under our stock award plan. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. Awards vest ratably over a two or three-year vesting period depending on the specific award.

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

The recipients have the right to vote and receive dividends but cannot sell, transfer, assign, pledge, hypothecate, or otherwise encumber the restricted stock until the shares have vested. A summary of the changes in the Company’s nonvested stock awards for 2021 follows:

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Year Ended December 31, 2021
Nonvested at beginning of period	148,414	$14.39
Granted	143,591	14.84
Vested	(91,763)	14.99
Forfeited	(23,222)	14.52
Nonvested at end of period	177,020	$14.00

Year Ended December 31, 2020
Nonvested at beginning of period	84,697	$17.44
Granted	144,557	13.73
Vested	(76,715)	16.50
Forfeited	(4,125)	14.45
Nonvested at end of period	148,414	$14.39

Year Ended December 31, 2019
Nonvested at beginning of period	157,616	$17.00
Granted	31,683	15.86
Vested	(83,062)	15.93
Forfeited	(21,540)	17.72
Nonvested at end of period	84,697	$17.44

As of December 31, 2021, there was $1.4 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of shares vested during the years ended December 31, 2021, 2020 and 2019 was $1.7 million, $1.0 million and $1.4 million, respectively.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

vanilla options as permitted under authoritative literature. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

The fair value of options granted was determined using the following weighted average assumptions as of the grant date. There were no options granted during 2021 or 2020. The Company granted 50,000 options during 2019.

A summary of the activity in stock options for 2021 follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Year Ended December 31, 2021
Outstanding at beginning of period	226,589	$11.73
Granted	—	—
Exercised	(96,344)	11.41
Forfeited or expired	—	—
Outstanding at end of period	130,245	$11.96	4.9
Fully vested and expected to vest	130,245	$11.96	4.9
Exercisable at end of period	113,578	$11.54	4.5

Year Ended December 31, 2020
Outstanding at beginning of period	271,202	$11.22
Granted	—	—
Exercised	(24,613)	6.75
Forfeited or expired	(20,000)	10.92
Outstanding at end of period	226,589	$11.73	3.9
Fully vested and expected to vest	226,589	$11.73	3.9
Exercisable at end of period	193,255	$11.19	3.1

Year Ended December 31, 2019
Outstanding at beginning of period	507,903	$8.66
Granted	50,000	14.84
Exercised	(286,701)	7.33
Forfeited or expired	—	—
Outstanding at end of period	271,202	$11.22	4.9
Fully vested and expected to vest	271,086	$11.22	4.9
Exercisable at end of period	214,952	$10.32	3.8

Information related to stock options during 2021, 2020 and 2019 follows:

	2021	2020	2019
Intrinsic value of options exercised	$821,174	$188,662	$2,478,086
Cash received from option exercises	1,077,489	105,847	1,930,737
Tax benefit realized from option exercises	148,312	16,524	103,847
Weighted average fair value of options granted	—	—	5.35

As of December 31, 2021, there was $35,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 0.4 years.

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

NOTE 20 – EMPLOYEE BENEFIT PLANS

The Company has a Retirement Savings 401(k) Plan in which employees may participate. The Company has elected a safe harbor 401(k) plan and as such is required to make an annual contribution of 3% of the employees’ salaries annually. An employee does not have to contribute to receive the employer contribution. In addition, the Company may make an additional discretionary contribution up to 6% of the employees’ salaries annually. For the years ended December 31, 2021, 2020 and 2019, the Company contributed $1.0 million, $0.8 million and $0.9 million respectively, to the 401(k) Plan.

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

Interest Rate Swaps Designated as Cash Flow Hedges

There were no interest rate swaps designated as cash flow hedges as of December 31, 2021 or 2020. The company previously terminated an interest rate swap during 2019, which resulted in a termination fee of $1.5 million which continued to be amortized as the corresponding hedged items, consisting of LIBOR-based brokered deposits and FHLB borrowings, were expected to remain outstanding until the initial maturities of the terminated swaps. However, during the year ended December 31, 2020, it was determined that in light of the Company’s surplus liquidity position this funding was expected to be terminated at the next renewal date and thus the previously terminated interest rate swaps which had been designated as cash flow hedges were no longer deemed effective, therefore, remaining unrealized losses of $1.9 million included in accumulated other comprehensive income were recognized in net income. There are no unrealized gains or losses in accumulated other comprehensive income as of December 31, 2021.

Other Interest Rate Swaps

The Company also enters into swaps to facilitate customer transactions and meet their financing needs. Upon entering into these transactions the Company enters into offsetting positions with large U.S. financial institutions in order to minimize risk to the Company. A summary of the Company’s customer related interest rate swaps is as follows (in thousands):

	December 31, 2021		December 31, 2020
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$54,055	$(1,594)	$59,946	$(2,740)
Pay variable/receive fixed swaps	54,055	1,594	59,946	2,740
Total	$108,110	$—	$119,892	$—

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

are reflected in current period earnings under mortgage banking income. Interest rate lock commitments are valued using a model with significant unobservable market parameters. Forward sale commitments are valued based on quoted prices for similar assets in an active market with inputs that are observable.

The net gains (losses) relating to mortgage banking derivative instruments included in mortgage banking income were as follows (dollars in thousands):

	For the year ended	For the year ended	For the year ended
	December 31, 2021	December 31, 2020	December 31, 2019
Mortgage loan interest rate lock commitments	$(1,911)	$1,959	$648
Mortgage-backed securities forward sales commitments	466	(478)	(148)
Total	$(1,445)	$1,481	$500

The amount and fair value of mortgage banking derivatives included in the consolidated balance sheets was as follows (dollars in thousands):

	December 31, 2021		December 31, 2020
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Included in other assets:
Mortgage loan interest rate lock commitments	$50,281	$696	$88,303	$2,607
Included in other liabilities:
Mortgage-backed securities forward sales commitments	$43,000	$(160)	$87,000	$(626)

NOTE 22 – RELATED PARTY

The Company may enter into loan transactions with certain directors, executive officers, significant shareholders, and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with persons not affiliated with the Company, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. None of these loans were impaired at December 31, 2021 or 2020. Activity within these loans during the years ended December 31, 2021 and 2020 was as follows (in thousands):

	Total commitment	Total funded commitment
Year ended December 31, 2021
Beginning of period	$18,024	$9,782
New commitments/draw downs	1,314	2,896
Repayments	(8,761)	(4,140)
End of period	$10,577	$8,538

Year ended December 31, 2020
Beginning of period	$21,815	$10,673
New commitments/draw downs	200	2,798
Repayments	(3,991)	(3,689)
End of period	$18,024	$9,782

Deposits from directors, executive officers, significant shareholders and their affiliates at December 31, 2021 and 2020 were $40.8 million and $38.5 million, respectively.

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

Other Real Estate Owned : Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Appraisals may be adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and/or management’s expertise and knowledge of the collateral. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The Company had no other real estate owned carried at fair value at December 31, 2021 or 2020.

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

.

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair value measurements at December 31, 2021
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. government agency agencies	$11,503	$—	$11,503	$—
State and municipal securities	82,560	—	82,560	—
Mortgage-backed securities	293,607	—	293,607	—
Asset-backed securities	3,339	—	3,339	—
Other debt securities	68,387	—	68,387	—
Loans held for sale	37,306	—	37,306	—
Derivative assets:
Non-hedging derivatives:
Interest rate swaps - customer related	1,594	—	1,594	—
Mortgage loan interest rate lock commitments	696	—	—	696
Liabilities:
Derivative liabilities:
Non-hedging derivatives:
Derivative Liabilities - customer related	(1,594)	—	(1,594)	—
Mortgage-backed securities forward sales commitments	(160)	—	(160)	—

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

	Fair value measurements at December 31, 2020
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. government agency agencies	$16,391	$—	$16,391	$—
State and municipal securities	91,928	—	91,928	—
Mortgage-backed securities	336,363	—	336,363	—
Asset-backed securities	3,193	—	3,193	—
Other debt securities	38,340	—	38,340	—
Loans held for sale	97,303		97,303
Derivatives:
Derivative Liabilities - customer related	2,740	—	2,740	—
Mortgage loan interest rate lock commitments	2,607	—	—	2,607
Liabilities:
Derivatives:
Derivative Liabilities - customer related	(2,740)	—	(2,740)	—
Mortgage-backed securities forward sales commitments	(626)	—	(626)	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2021 and 2020 (dollars in thousands):

	Mortgage Loan Interest Rate
	Lock Commitments
	2021	2020

Balance of recurring Level 3 assets at January 1st	$2,607	$648
Total gains or losses for the period:
Included in mortgage banking income	(1,911)	1,959
Balance of recurring Level 3 assets at December 31st	$696	$2,607

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2021 (dollars in thousands).

				Range
	Fair	Valuation		(Weighted-
December 31, 2021	Value	Technique(s)	Unobservable Input(s)	Average)
Assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	$696	Consensus pricing	Origination pull-through rate	60% - 98% (80%)

				Range
	Fair	Valuation		(Weighted-
December 31, 2020	Value	Technique(s)	Unobservable Input(s)	Average)
Assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	$2,607	Consensus pricing	Origination pull-through rate	54% - 91% (74%)

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

Fair value measurements at December 31, 2021
Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(level 1)	(level 2)	(level 3)
Assets:
Impaired loans:
Consumer real estate	$454	$—	$—	$454

Fair value measurements at December 31, 2020
Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(level 1)	(level 2)	(level 3)
Assets:
Impaired loans:
Construction and land development	$36	$—	$—	$36

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis (dollars in thousands):

				Range
	Fair	Valuation	Unobservable	(Weighted-
December 31, 2021	Value	Technique(s)	Input(s)	Average)
Impaired loans:
Consumer real estate	$454	Sales Comparison approach	Appraisal discounts	10%

				Range
	Fair	Valuation	Unobservable	(Weighted-
December 31, 2020	Value	Technique(s)	Input(s)	Average)
Impaired loans:
Commercial and industrial	$36	Sales comparison approach	Appraisal discounts	10%

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The carrying value and estimated fair values of the Company’s financial instruments at December 31, 2021 and 2020 were as follows (in thousands):

	December 31, 2021		December 31, 2020
	Carrying		Carrying		Fair value
	amount	Fair value	amount	Fair value	level of input
Financial assets:
Cash and due from banks, interest-bearing deposits in financial institutions	$395,225	$395,225	$277,439	$277,439	Level 1
Federal funds sold	19,900	19,900	—	—	Level 1
Securities available-for-sale	459,396	459,396	486,215	486,215	Level 2
Securities held-to-maturity	1,782	1,830	2,407	2,504	Level 2
Loans held for sale	83,715	84,934	186,998	180,698	Level 2
Restricted equity securities	14,453	N/A	15,562	N/A	N/A
Loans	1,965,769	1,963,803	1,883,690	1,900,647	Level 3
Accrued interest receivable	7,376	7,376	8,771	8,771	Level 2
Other assets	91,064	91,064	46,381	46,381	Level 2 / Level 3
Financial liabilities:
Deposits	2,684,281	2,517,856	2,568,001	2,472,860	Level 3
Federal Home Loan Bank advances and other borrowings	29,532	30,477	39,423	41,400	Level 2
Other liabilities	1,842	1,842	3,334	3,334	Level 3

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

NOTE 24 – PARENT COMPANY ONLY FINANCIAL INFORMATION

The following information presents the condensed balance sheets of CapStar Financial Holdings, Inc. as of the years ended December 31, 2021 and 2020 (in thousands).

Condensed Balance Sheets

	December 31, 2021	December 31, 2020
Assets
Cash and cash equivalents	$12,050	$13,176
Investment in consolidated subsidiary	396,429	358,635
Other assets	1,208	1,163
Total assets	$409,687	$372,974
Liabilities and Shareholders' Equity
Subordinated debt	$29,532	$29,423
Other liabilities	60	65
Total shareholders' equity	380,095	343,486
Total liabilities and shareholders' equity	$409,687	$372,974

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following information presents the statements of income, and statements of cash flows of CapStar Financial Holdings, Inc. for the years ended December 31, 2021, 2020 and 2019 (in thousands).

Condensed Income Statements

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Income - dividends from subsidiary	$5,150	$4,075	$3,530
Interest expense subordinated debt	1,575	792	—
Other expenses	954	1,373	1,083
Income (loss) before income taxes and equity in undistributed net income of subsidiary	2,621	1,910	2,447
Income tax benefit	(645)	(552)	(262)
Income (loss) before equity in undistributed net income of subsidiary	3,266	2,462	2,709
Equity in undistributed net income of subsidiary	45,411	22,234	19,713
Net income	$48,677	$24,696	$22,422

Condensed Statements of Cash Flow

	Year Ended	Year Ended	Year Ended
	December 31, 2021	December 31, 2020	December 31, 2019
Cash flows from operating activities:
Net income	$48,677	$24,696	$22,422
Adjustments to reconcile net income to net cash used in operating activities:
Changes in other assets and liabilities	(4,871)	(2,935)	(3,567)
Equity in undistributed net income of subsidiary	(45,411)	(22,234)	(19,713)
Net cash used in operating activities	(1,605)	(473)	(858)
Cash flows from investing activities:
Cash paid for acquisitions	—	(27,278)	—
Dividends received from CapStar Bank	5,150	4,075	3,530
Net cash provided by (used in) investing activities	5,150	(23,203)	3,530
Cash flows from financing activities:
Issuance of subordinated debt	—	29,387	—
Repurchase of common stock	(462)	(1,437)	(7,836)
Exercise of common stock options and warrants	858	63	1,627
Common stock dividends paid	(5,067)	(4,035)	(3,507)
Net cash (used in) provided by financing activities	(4,671)	23,978	(9,716)
Net (decrease) increase in cash and cash equivalents	(1,126)	302	(7,044)
Cash and cash equivalents at beginning of period	13,176	12,874	19,918
Cash and cash equivalents at end of period	$12,050	$13,176	$12,874

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 25 – QUARTERLY FINANCIAL RESULTS (UNAUDITED)

The following is a summary of quarterly financial results (unaudited) for 2021, 2020 and 2019:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2021
Interest income	$24,278	$24,832	$24,690	$24,659
Interest expense	2,096	1,800	1,726	1,667
Net interest income	22,182	23,032	22,964	22,992
Provision for loan losses	650	(1,065)	—	(651)
Net interest income after provision for loan losses	21,532	24,097	22,964	23,643
Noninterest income	10,014	9,883	11,651	11,133
Noninterest expense	17,413	19,080	18,366	18,682
Net income before income tax expense	14,133	14,900	16,249	16,094
Income tax expense	3,103	2,824	3,147	3,625
Net income	$11,030	$12,076	$13,102	$12,469
Net income per share, basic	$0.50	$0.55	$0.59	$0.56
Net income per share, diluted	$0.50	$0.54	$0.59	$0.56
2020
Interest income	$21,738	$20,741	$24,642	$24,731
Interest expense	5,077	3,066	4,986	2,400
Net interest income	16,661	17,675	19,656	22,331
Provision for loan losses	7,553	1,624	2,119	184
Net interest income after provision for loan losses	9,108	16,051	17,537	22,147
Noninterest income	5,874	10,823	14,804	11,748
Noninterest expense	14,211	18,934	22,739	21,478
Net income before income tax expense	771	7,940	9,602	12,417
Income tax expense (benefit)	(575)	1,759	2,115	2,736
Net income	$1,346	$6,181	$7,487	$9,681
Net income per share, basic	$0.07	$0.34	$0.34	$0.44
Net income per share, diluted	$0.07	$0.34	$0.34	$0.44
2019
Interest income	$22,967	$23,158	$23,216	$22,205
Interest expense	5,965	6,150	6,060	5,624
Net interest income	17,002	17,008	17,156	16,581
Provision for loan losses	886	—	(125)	—
Net interest income after provision for loan losses	16,116	17,008	17,281	16,581
Noninterest income	4,735	7,032	6,788	5,719
Noninterest expense	14,725	16,470	15,531	15,266
Net income before income tax expense	6,126	7,570	8,538	7,034
Income tax expense	1,346	1,814	2,072	1,613
Net income	$4,780	$5,756	$6,466	$5,421
Net income per share, basic	$0.27	$0.33	$0.36	$0.30
Net income per share, diluted	$0.25	$0.31	$0.35	$0.29

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of December 31, 2021. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, were effective as of the end of the period covered by this Report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2021, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting was designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2021, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. This assessment included controls over the preparation of the Consolidated Financial Statements. Based on such assessment, management determined that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by Elliott Davis LLC, an independent registered public accounting firm, as stated in their report included on page 63 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item will be contained in, and is hereby incorporated herein by reference from, the 2022 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item will be contained in, and is hereby incorporated herein by reference from, the 2022 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2021:

Number of shares
	Number of shares			remaining
	to be issued		Weighted	available for
	upon		average exercise	future issuances
	exercise of		price of	under equity
	outstanding		outstanding	compensation
	options,		options,	plans (excluding
	warrants		warrants	shares reflected
	and rights		and rights	in column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by shareholders:
CapStar Financial Holdings, Inc. Stock Incentive Plan	130,245	(1)	$11.96	1,168,174
Equity compensation plans not approved by shareholders	—		—	—
Total	130,245	(1)	$11.96	1,168,174

(1)
Represents 130,245 shares of common stock subject to issuance upon exercise of issued and outstanding stock options.

The other information required by this Item will be contained in, and is hereby incorporated herein by reference from, the 2022 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item will be contained in, and is hereby incorporated herein by reference from, the 2022 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item will be contained in, and is hereby incorporated herein by reference from, the 2022 Proxy Statement.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENTS

(a) The following is a list of documents filed as a part of this Report:

(1) Financial Statements

The following consolidated financial statements of CapStar and its subsidiary and related reports of our independent registered public accounting firm are incorporated into this Item 15 by reference from Part II - Item 8, pages 61 through 112.

Consolidated Balance Sheets as of December 31, 2021 and 2020

Consolidated Statements of Income for the years ended December 2021, 2020, and 2019

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020, 2019

Notes to Consolidated Financial Statements

(2) See Item 15(b) of this Report and the Exhibit Index immediately preceding the signature pages to this

Annual Report on 10-K, which is incorporated herein by reference.

(b) Exhibits

The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the signature pages to this Annual Report on 10-K and are either filed with or incorporated by reference in this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

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

Description of Registrant’s Securities, registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference herein to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and filed on March 5, 2021*.

10.1†

Executive Employment Agreement, dated May 13, 2019, between CapStar Financial Holdings, Inc., CapStar Bank, and Timothy K. Schools (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2019)

10.2†

Non-Qualified Stock Option Agreement, dated May 22, 2019, between CapStar Financial Holdings, Inc., CapStar Bank, and Timothy K. Schools (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2019)

10.3†

Third Amended and Restated Executive Employment Agreement between CapStar Bank and Christopher Tietz, dated as of September 14, 2021 (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 13, 2022)

10.4†

CapStar Financial Holdings, Inc. Restricted Stock Agreement between CapStar Financial Holdings, Inc. and Christopher Tietz, dated as of December 28, 2018 (incorporated by reference herein to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 4, 2019)

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

10.7†	First Amendment to the CapStar Financial Holdings, Inc. Stock Incentive Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2017)

10.8†	Second Amendment to the CapStar Financial Holdings, Inc. Stock Incentive Plan (incorporated by reference herein to Appendix A to the Company’s Definitive Proxy Statement filed on March 19, 2018)

10.9†

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

10.14†	CapStar Financial Holdings, Inc. 2021 Stock Incentive Plan (incorporated by reference herein to Appendix A to the Company’s Definitive Proxy Statement filed on March 26, 2021)

10.15†

Separation Agreement between CapStar Bank and Denis J. Duncan, dated as of February 10, 2022 (incorporated by reference herein to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on February 11, 2022)

21.1	Subsidiaries of Capstar Financial Holdings, Inc. *

23.1	Consent of Elliot Davis, LLC*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as mended.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as mended.**

101

The following financial information from the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021, formatted in Inline XBRL (Extensible Business Reporting Language) includes: (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Stockholders' Equity, and (v) the Notes to Consolidated Financial Statements. The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.*

101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because in XBRL tags are embedded within the Inline XBRL document.

101 SCH	Inline XBRL Taxonomy Extension Schema Document

101 CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*

101 LAB	Inline XBRL Taxonomy Labels Linkbase Document.*

101 PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

104	The cover page of CapStar Financial Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL

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

CAPSTAR FINANCIAL HOLDINGS, INC.

Date: March 4, 2022	By:	/s/ Timothy K. Schools
Timothy K. Schools
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy K. Schools	Director, President and Chief Executive Officer	March 4, 2022
Timothy K. Schools	(Principal Executive Officer)

/s/ Michael J. Fowler	Chief Financial Officer	March 4, 2022
Michael J. Fowler	(Principal Financial Officer)

/s/ Jeffrey L. Moody	Controller	March 4, 2022
Jeffrey L. Moody	(Principal Accounting Officer)

/s/ Dennis C. Bottorff Dennis C. Bottorff	Chairman	March 4, 2022

/s/ L. Earl Bentz L. Earl Bentz	Director	March 4, 2022

/s/ Sam B. DeVane Sam B. DeVane	Director	March 4, 2022

/s/ Thomas R. Flynn Thomas R. Flynn	Director	March 4, 2022

/s/ Louis A. Green III	Director	March 4, 2022
Louis A. Green III

/s/ Valora S. Gurganious	Director	March 4, 2022
Valora S. Gurganious

/s/ Myra NanDora Jenne	Director	March 4, 2022
Myra NanDora Jenne

/s/ Joelle J. Phillips Joelle J. Phillips	Director	March 4, 2022

/s/ Stephen B. Smith Stephen B. Smith	Director	March 4, 2022

/s/ James S. Turner, Jr. James S. Turner, Jr.	Director	March 4, 2022

/s/ Toby S. Wilt Toby S. Wilt	Director	March 4, 2022