Form 10-Q
period 2022-03-31
CapStar Financial Holdings, Inc.
filed 2022-05-05
CIK 1676479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of May 3, 2022
Common Stock, par value $1.00 per share	22,066,073

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

The foregoing factors should not be construed as exhaustive and should be read in conjunction with the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”) and in future reports that we file with the Securities and Exchange Commission. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this Report, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2022
	(unaudited)	December 31, 2021
Assets
Cash and due from banks	$53,291	$48,202
Interest-bearing deposits in financial institutions	282,790	347,023
Federal funds sold	19,900	19,900
Total cash and cash equivalents	355,981	415,125
Securities available-for-sale, at fair value	460,558	459,396
Securities held-to-maturity, fair value of $1,791 and $1,830 at March 31, 2022 and December 31, 2021, respectively	1,775	1,782
Loans held for sale, includes $38,502 and $37,306 measured at fair value at March 31, 2022 and December 31, 2021, respectively	106,895	83,715
Loans held for investment	2,047,555	1,965,769
Less allowance for loan losses	(20,857)	(21,698)
Loans, net	2,026,698	1,944,071
Premises and equipment, net	25,464	25,727
Restricted equity securities	14,465	14,453
Accrued interest receivable	7,679	7,376
Goodwill	41,068	41,068
Core deposit intangible, net	6,245	6,691
Other real estate owned, net	178	266
Other assets	143,743	133,376
Total assets	$3,190,749	$3,133,046
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$702,172	$725,171
Interest-bearing	1,025,858	944,605
Savings and money market accounts	673,314	641,456
Time	354,651	373,049
Total deposits	2,755,995	2,684,281
Subordinated notes	29,566	29,532
Other liabilities	36,271	39,139
Total liabilities	2,821,832	2,752,952
Shareholders’ equity:
Common stock, voting, $1 par value; 25,000,000 shares authorized; 22,195,071 and 22,166,129 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	22,195	22,166
Additional paid-in capital	248,214	248,709
Retained earnings	119,842	110,489
Accumulated other comprehensive loss, net of tax	(21,334)	(1,270)
Total shareholders’ equity	368,917	380,094
Total liabilities and shareholders’ equity	$3,190,749	$3,133,046

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2022	2021
Interest income:
Loans, including fees	$20,367	$22,014
Securities:
Taxable	1,754	1,596
Tax-exempt	325	373
Federal funds sold	10	—
Restricted equity securities	156	161
Interest-bearing deposits in financial institutions	172	134
Total interest income	22,784	24,278
Interest expense:
Interest-bearing deposits	436	446
Savings and money market accounts	331	313
Time deposits	484	931
Federal Home Loan Bank advances	—	12
Subordinated notes	393	394
Total interest expense	1,644	2,096
Net interest income	21,140	22,182
Provision for loan losses	(784)	650
Net interest income after provision for loan losses	21,924	21,532
Noninterest income:
Deposit service charges	1,142	1,102
Interchange and debit card transaction fees	1,222	1,092
Mortgage banking	1,966	4,716
Tri-Net	2,171	1,143
Wealth management	440	459
SBA lending	222	492
Net gain on sale of securities	—	26
Other noninterest income	1,926	984
Total noninterest income	9,089	10,014
Noninterest expense:
Salaries and employee benefits	10,269	9,427
Data processing and software	2,647	2,827
Occupancy	1,099	1,108
Equipment	709	899
Professional services	679	704
Regulatory fees	280	257
Acquisition related expenses	—	67
Amortization of intangibles	446	508
Other noninterest expense	1,607	1,616
Total noninterest expense	17,736	17,413
Income before income taxes	13,277	14,133
Income tax expense	2,604	3,103
Net income	$10,673	$11,030
Per share information:
Basic net income per share of common stock	$0.48	$0.50
Diluted net income per share of common stock	$0.48	$0.50
Weighted average shares outstanding:
Basic	22,198,339	22,045,501
Diluted	22,254,644	22,076,600

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Net income	$10,673	$11,030
Other comprehensive loss:
Unrealized losses on securities available-for-sale:
Unrealized losses arising during the period	(27,081)	(12,708)
Reclassification adjustment for gains included in net income	—	(26)
Tax Effect	7,017	3,309
Other comprehensive income (loss), net of tax	(20,064)	(9,425)
Comprehensive Income (Loss)	$(9,391)	$1,605

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share and per share data)

	Common Stock, voting		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	capital	earnings	income (loss)	equity
Balance December 31, 2020	21,988,803	$21,989	$246,890	$66,879	$7,728	$343,486
Net issuance of restricted common stock	117,962	118	(216)	—	—	(98)
Stock-based compensation expense	—	—	349	—	—	349
Net exercise of common stock options	1,039	1	(1)	—	—	—
Repurchase of common stock	(17,931)	(18)	(287)	—	—	(305)
Common stock dividends declared ($0.05 per share)	—	—	—	(1,093)	—	(1,093)
Net income	—	—	—	11,030	—	11,030
Other comprehensive loss	—	—	—	—	(9,425)	(9,425)
Balance March 31, 2021	22,089,873	$22,090	$246,735	$76,816	$(1,697)	$343,944

Balance December 31, 2021	22,166,129	$22,166	$248,709	$110,489	$(1,270)	$380,094
Net issuance of restricted common stock	65,550	66	(153)	—	—	(87)
Stock-based compensation expense	—	—	388	—	—	388
Repurchase of common stock	(36,608)	(37)	(730)	—	—	(767)
Common stock dividends declared ($0.06 per share)	—	—	—	(1,320)	—	(1,320)
Net income	—	—	—	10,673	—	10,673
Other comprehensive loss	—	—	—	—	(20,064)	(20,064)
Balance March 31, 2022	22,195,071	$22,195	$248,214	$119,842	$(21,334)	$368,917

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Cash flows from operating activities:
Net income	$10,673	$11,030
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	(784)	650
Accretion of discounts on acquired loans and deferred fees	364	(1,703)
Depreciation and amortization	819	867
Net amortization of premiums on investment securities	527	580
Net gain on sale of securities	—	(26)
Mortgage banking	(1,966)	(4,716)
Tri-Net	(2,171)	(1,143)
SBA lending	(222)	(492)
Net gain on disposal of premises and equipment	(7)	—
Net gain on sale of other real estate owned	(10)	(29)
Stock-based compensation	388	349
Deferred income tax (benefit) expense	(58)	3
Origination of loans held for sale	(265,400)	(315,112)
Proceeds from loans held for sale	246,580	336,309
Cash payments arising from operating leases	(532)	(521)
Amortization of debt issuance expense	34	32
Net (increase) decrease in accrued interest receivable and other assets	(2,630)	3,744
Net decrease in accrued interest payable and other liabilities	(3,438)	(10,239)
Net cash provided by (used in) operating activities	(17,833)	19,583
Cash flows from investing activities:
Activities in securities available-for-sale:
Purchases	(49,616)	(25,301)
Maturities, prepayments and calls	20,853	23,446
Net redemption (purchase) of restricted equity securities	(12)	569
Net increase in loans	(82,207)	(47,676)
Purchase of premises and equipment	(91)	(84)
Proceeds from sale of other real estate	97	1,886
Purchases of bank owned life insurance	—	(31,000)
Proceeds from bank owned life insurance	125	—
Net cash used in investing activities	(110,851)	(78,160)
Cash flows from financing activities:
Net increase in deposits	71,714	183,200
Payments on Federal Home Loan Bank advances	—	(10,000)
Repurchase of common stock	(767)	(305)
Exercise of common stock options, net of repurchase of restricted shares	(87)	(98)
Common stock dividends paid	(1,320)	(1,093)
Net cash provided by financing activities	69,540	171,704
Net increase (decrease) in cash and cash equivalents	(59,144)	113,127
Cash and cash equivalents at beginning of period	415,125	277,439
Cash and cash equivalents at end of period	$355,981	$390,566
Supplemental disclosures of cash paid:
Interest paid	$1,207	$1,808
Income taxes paid	—	248
Supplemental disclosures of noncash transactions:
Transfer of loans to other real estate	$—	$1,857
Loans charged off to the allowance for loan losses	119	62
Lease liabilities arising from obtaining right-of-use assets	570	—
Unrealized losses on securities available for sale, net of tax	(20,064)	(9,425)
Loans transferred from held for sale to held for investment	—	2,306

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the period ended March 31, 2022 include CapStar Financial Holdings, Inc. and its wholly owned subsidiary, CapStar Bank (the “Bank”, together referred to as the “Company”). Significant intercompany transactions and accounts are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all information and notes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes appearing in the 2021 Form 10-K.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, determination of impairment of intangible assets, including goodwill, the valuation of our investment portfolio, deferred tax assets and estimated liabilities. There have been no significant changes to the Company’s critical accounting policies and estimates as disclosed in the 2021 Form 10-K.

Subsequent Events

Accounting Standards Codification (“ASC”) 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated all significant events or transactions that occurred after March 31, 2022 through the date of filing this Quarterly Report on Form 10-Q and determined that there were no events that required disclosure.

NOTE 2 – SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2022 and December 31, 2021 are summarized as follows (in thousands):

	March 31, 2022				December 31, 2021
	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value
Securities available-for-sale:
U. S. government agency securities	$16,617	$—	$(765)	$15,852	$11,550	$47	$(94)	$11,503
State and municipal securities	79,352	782	(5,087)	75,047	81,158	2,107	(705)	82,560
Mortgage-backed securities	326,297	156	(26,210)	300,243	300,398	2,008	(8,799)	293,607
Asset-backed securities	3,326	14	—	3,340	3,326	13	—	3,339
Other debt securities	66,187	659	(770)	66,076	67,104	1,514	(231)	68,387
Total	$491,779	$1,611	$(32,832)	$460,558	$463,536	$5,689	$(9,829)	$459,396
Securities held-to-maturity:
State and municipal securities	$1,775	$16	$—	$1,791	$1,782	$48	$—	$1,830
Total	$1,775	$16	$—	$1,791	$1,782	$48	$—	$1,830

Security fair values are established by an independent pricing service as of the dates indicated. The difference between amortized cost and fair value reflects current interest rates and represents the potential gain (loss) had the portfolio been liquidated on those dates. Security gains (losses) are realized only in the event of dispositions prior to maturity or other-than-temporary impairment. Securities with unrealized losses as of March 31, 2022 and December 31, 2021, and the length of time they were in continuous loss positions as of such dates are as follows (in thousands):

	Less than 12 months		12 months or more		Total
March 31, 2022	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
U. S. government agency securities	$10,311	$(545)	$2,519	$(220)	$12,830	$(765)
State and municipal securities	36,417	(3,246)	12,839	(1,841)	49,256	(5,087)
Mortgage-backed securities	132,254	(7,024)	153,731	(19,186)	285,985	(26,210)
Asset-backed securities	—	—	—	—	—	—
Other debt securities	35,431	(770)	—	—	35,431	(770)
Total temporarily impaired securities	$214,413	$(11,585)	$169,089	$(21,247)	$383,502	$(32,832)

December 31, 2021
U. S. government agency securities	$2,560	$(20)	$2,737	$(74)	$5,297	$(94)
State and municipal securities	15,309	(279)	12,768	(426)	28,077	(705)
Mortgage-backed securities	155,805	(5,291)	75,934	(3,508)	231,739	(8,799)
Asset-backed securities	—	—	—		—	—
Other debt securities	30,375	(231)	—	—	30,375	(231)
Total temporarily impaired securities	$204,049	$(5,821)	$91,439	$(4,008)	$295,488	$(9,829)

As noted in the table above, as of March 31, 2022, the Company had gross unrealized losses of $32.8 million in its investment securities portfolio. The unrealized losses associated with these investment securities are driven by changes in interest rates and are recorded as a component of equity. These investment securities will continue to be monitored as a part of our ongoing impairment analysis. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. If an expected shortfall in future cash flows is identified, a credit loss will be deemed to have occurred and will be recognized as a charge to earnings and a new cost basis for the security will be established.

Since the Company currently does not intend to sell any investment securities that have an unrealized loss at March 31, 2022, and it is not likely that we will be required to sell these investment securities before recovery of their amortized cost bases, which may be at maturity, we do not consider these securities to be other-than-temporarily impaired at March 31, 2022.

Securities with a market value of $197.6 million at March 31, 2022 were pledged to collateralize public deposits, derivative positions and Federal Home Loan Bank advances.

Results from sales, maturities, prepayments and calls of securities available for sale were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Proceeds	$20,853	$23,446
Gross gains	—	26
Gross losses	—	—

The amortized cost and fair value of securities at March 31, 2022, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in less than one year	$14,000	$14,048	$514	$516
Due one to five years	68,801	68,643	1,261	1,275
Due five to ten years	63,159	60,140	—	—
Due beyond ten years	16,196	14,144	—	—
Mortgage-backed securities	326,297	300,243	—	—
Asset-backed securities	3,326	3,340	—	—
Total	$491,779	$460,558	$1,775	$1,791

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the loans held for investment portfolio as of March 31, 2022 and December 31, 2021 follows (in thousands):

	March 31, 2022	December 31, 2021
Commercial real estate	$884,869	$825,284
Consumer real estate	327,416	326,412
Construction and land development	208,513	214,310
Commercial and industrial	499,719	497,615
Consumer	48,790	46,811
Other	78,248	55,337
Total	2,047,555	1,965,769
Allowance for loan losses	(20,857)	(21,698)
Total loans, net	$2,026,698	$1,944,071

Payroll Protection Program Loans

In 2020, the CARES Act created a new guaranteed, unsecured loan program under the SBA called the Payroll Protection Program (“PPP”), which the Company participated in, to fund operational costs of eligible businesses, organizations and self-employed persons during the pandemic period. The SBA has guaranteed 100% of the amounts loaned under the PPP by lenders to eligible small businesses. One of the notable features of the PPP is that borrowers are eligible for loan forgiveness if certain conditions are met related to retaining staff and if loan amounts are used to cover eligible expenses, such as payroll, mortgage interest, rents and utilities payments. These loans have a two to five year term and will earn interest at a rate of 1%. As of March 31, 2022, the outstanding balance of loans originated under the PPP totaled $6.5 million compared with $26.5 million as of December 31, 2021 and was included in commercial and industrial loans.

Additionally, PPP borrowers are not required to pay any fees to the government or the lender and the loans may be repaid by the borrower at any time. The SBA, however, will pay lenders a processing fee based on the size of the PPP loan, ranging from 1% to 5% of the loan. Unamortized fees associated with PPP loans included in total loans were $0.2 million as of March 31, 2022 compared to $0.6 million as of December 31, 2021. These fees are deferred and amortized over the life of the loan. PPP fees recognized as income totaled $0.5 million for the three months ended March 31, 2022, compared to $1.8 million for the same period in 2021.

Allowance for Loan Losses

The adequacy of the allowance for loan losses (“ALL”) is assessed at the end of each quarter. The ALL includes a specific component related to loans that are individually evaluated for impairment and a general component related to loans that are segregated into homogenous pools and collectively evaluated for impairment. The ALL factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics, which are adjusted by management to reflect current events, trends, and conditions. The adjustments include consideration of the following: changes in lending policies and procedures, economic conditions, nature and volume of the portfolio, experience of lending management, volume and severity of past due loans, quality of the loan review system, value of underlying collateral for collateral dependent loans, concentrations, and other external factors. The Company’s evaluation of other external factors included consideration of continuing developments regarding the novel coronavirus (“COVID-19”) global pandemic (including the effects of COVID-19 variants) and the resulting impact on the Company’s loan portfolio as of March 31, 2022, which is uncertain due to evolving conditions and unforeseen new variants.

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes all commercial loans individually and assigns each loan a risk rating. This analysis is performed at origination by the relationship manager and credit department personnel. On at least an annual basis, an independent party performs a formal credit risk review of a sample of the loan portfolio. Among other things, this review assesses the appropriateness of the loan’s risk rating. The Company uses the following definitions for risk ratings:

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

Loans not falling into the criteria above are considered to be pass-rated loans. The Company utilizes six loan grades within the pass risk rating.

The following tables provides the risk category of loans by applicable class of loans as of March 31, 2022 and December 31, 2021 (in thousands):

March 31, 2022	Pass	Special Mention	Substandard	Doubtful	Total Impaired Loans	Total
Commercial real estate	$862,430	$12,835	$4,683	$—	$1,144	$881,092
Consumer real estate	314,983	626	536	—	856	317,001
Construction and land development	208,413	—	—	—	10	208,423
Commercial and industrial	471,407	4,642	21,149	70	248	497,516
Consumer	47,806	—	67	26	10	47,909
Other	77,877	—	79	—	—	77,956
Purchased credit impaired	13,675	1,026	2,648	309	—	17,658
Total	$1,996,591	$19,129	$29,162	$405	$2,268	$2,047,555

December 31, 2021
Commercial real estate	$802,562	$12,921	$4,721	$—	$1,151	$821,355
Consumer real estate	312,662	475	712	—	909	314,758
Construction and land development	214,209	—	—	—	10	214,219
Commercial and industrial	468,278	9,811	16,952	73	250	495,364
Consumer	45,695	—	56	3	23	45,777
Other	54,959	—	76	—	—	55,035
Purchased credit impaired	15,416	—	3,585	260	—	19,261
Total	$1,913,781	$23,207	$26,102	$336	$2,343	$1,965,769

The following table details the changes in the ALL for the three month periods ended March 31, 2022 and 2021 (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Three Months Ended March 31, 2022
Balance, beginning of period	$7,124	$2,412	$3,769	$7,441	$397	$555	$21,698
Charged-off loans	—	—	—	—	(81)	(38)	(119)
Recoveries	—	—	—	—	57	5	62
Provision for loan losses	(137)	(198)	(461)	(235)	8	239	(784)
Balance, end of period	$6,987	$2,214	$3,308	$7,206	$381	$761	$20,857

Three Months Ended March 31, 2021
Balance, beginning of period	$7,349	$1,831	$3,476	$9,708	$305	$576	$23,245
Charged-off loans	—	—	—	—	(26)	(36)	(62)
Recoveries	10	3	—	1	19	11	44
Provision for loan losses	329	(155)	(113)	503	35	51	650
Balance, end of period	$7,688	$1,679	$3,363	$10,212	$333	$602	$23,877

A breakdown of the ALL and the loan portfolio by loan category at March 31, 2022 and December 31, 2021 follows (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
March 31, 2022
Allowance for Loan Losses:
Collectively evaluated for impairment	$6,938	$2,213	$3,308	$7,141	$304	$761	$20,665
Individually evaluated for impairment	—	—	—	—	—	—	—
Purchased credit impaired	49	1	—	65	77	—	192
Balances, end of period	$6,987	$2,214	$3,308	$7,206	$381	$761	$20,857
Loans:
Collectively evaluated for impairment	$879,948	$316,145	$208,413	$497,268	$47,899	$77,956	$2,027,629
Individually evaluated for impairment	1,144	856	10	248	10	—	2,268
Purchased credit impaired	3,777	10,415	90	2,203	881	292	17,658
Balances, end of period	$884,869	$327,416	$208,513	$499,719	$48,790	$78,248	$2,047,555

December 31, 2021
Allowance for Loan Losses:
Collectively evaluated for impairment	$7,075	$2,211	$3,769	$7,376	$321	$555	$21,307
Individually evaluated for impairment	—	200	—	—	—	—	200
Purchased credit impaired	49	1	—	65	76	—	191
Balances, end of period	$7,124	$2,412	$3,769	$7,441	$397	$555	$21,698
Loans:
Collectively evaluated for impairment	$820,204	$313,849	$214,209	$495,114	$45,754	$55,035	$1,944,165
Individually evaluated for impairment	1,151	909	10	250	23	—	2,343
Purchased credit impaired	3,929	11,654	91	2,251	1,034	302	19,261
Balances, end of period	$825,284	$326,412	$214,310	$497,615	$46,811	$55,337	$1,965,769

The following table presents the allocation of the ALL for each respective loan category with the corresponding percentage of the ALL in each category to total loans, net of deferred fees as of March 31, 2022 and December 31, 2021 (in thousands). PPP loans included in commercial and industrial loans in the below table do not have a corresponding ALL as they are fully guaranteed by the SBA:

	March 31, 2022		December 31, 2021
	Amount	Percent of total loans	Amount	Percent of total loans
Commercial real estate	$6,987	0.34%	$7,124	0.36%
Consumer real estate	2,214	0.11	2,412	0.12
Construction and land development	3,308	0.16	3,769	0.19
Commercial and industrial	7,206	0.35	7,441	0.38
Consumer	381	0.02	397	0.02
Other	761	0.04	555	0.03
Total allowance for loan losses	$20,857	1.02%	$21,698	1.10%

The following table presents the Company’s impaired loans that were evaluated for specific loss allowance, excluding purchased credit impaired (“PCI”) loans, as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022			December 31, 2021
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial real estate	$1,144	$1,138	$—	$1,151	$1,115	$—
Consumer real estate	856	882	—	255	281	—
Construction and land development	10	10	—	10	11	—
Commercial and industrial	248	293	—	250	298	—
Consumer	10	10	—	23	23	—
Other	—	—	—	—	—	—
Subtotal	2,268	2,333	—	1,689	1,728	—
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—
Consumer real estate	—	—	—	654	654	200
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	—	—	—	654	654	200
Total	$2,268	$2,333	$—	$2,343	$2,382	$200

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, for the three month periods ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate	$1,148	$16	$1,185	$16
Consumer real estate	861	—	1,946	1
Construction and land development	10	—	—	—
Commercial and industrial	249	—	65	—
Consumer	11	—	7	—
Other	—	—	—	—
Subtotal	2,279	16	3,203	17
With an allowance recorded:
Commercial real estate	—	—	—	—
Consumer real estate	—	—	—	—
Construction and land development	—	—	100	—
Commercial and industrial	—	—	101	—
Consumer	—	—	—	—
Other	—	—	—	—
Subtotal	—	—	201	—
Total	$2,279	$16	$3,404	$17

There was no interest income recognized on a cash basis for impaired loans during the three month periods ended March 31, 2022 or 2021.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2022 and December 31, 2021 by class of loans (in thousands):

	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
March 31, 2022
Commercial real estate	$24	$—	$—	$24	$881,068	$881,092
Consumer real estate	532	16	110	658	316,343	317,001
Construction and land development	334	—	10	344	208,079	208,423
Commercial and industrial	604	74	301	979	496,537	497,516
Consumer	195	31	84	310	47,599	47,909
Other	50	—	—	50	77,906	77,956
Purchased credit impaired	585	30	571	1,186	16,472	17,658
Total	$2,324	$151	$1,076	$3,551	$2,044,004	$2,047,555

December 31, 2021
Commercial real estate	$—	$—	$1,115	$1,115	$820,240	$821,355
Consumer real estate	1,806	—	241	2,047	312,711	314,758
Construction and land development	—	—	11	11	214,208	214,219
Commercial and industrial	57	48	268	373	494,991	495,364
Consumer	164	170	26	360	45,417	45,777
Other	—	—	—	—	55,035	55,035
Purchased credit impaired	302	153	459	914	18,347	19,261
Total	$2,329	$371	$2,120	$4,820	$1,960,949	$1,965,769

The following table presents the recorded investment in non-accrual loans, past due loans over 90 days and accruing and troubled debt restructurings (“TDR”) by class of loans as of March 31, 2022 and December 31, 2021 (in thousands):

	Non-Accrual	Past Due Over 90 Days and Accruing	Troubled Debt Restructurings
March 31, 2022
Commercial real estate	$—	$—	$1,138
Consumer real estate	1,033	47	647
Construction and land development	10	—	—
Commercial and industrial	463	—	62
Consumer	39	56	—
Other	—	—	—
Purchased credit impaired	1,957	133	—
Total	$3,502	$236	$1,847

December 31, 2021
Commercial real estate	$—	$1,115	$1,115
Consumer real estate	1,086	54	654
Construction and land development	11	—	—
Commercial and industrial	324	112	63
Consumer	31	10	—
Other	—	—	—
Purchased credit impaired	1,806	89	—
Total	$3,258	$1,380	$1,832

As of March 31, 2022 and December 31, 2021, all loans classified as nonperforming were deemed to be impaired.

As of March 31, 2022 and December 31, 2021, the Company had a recorded investment in TDR of $1.8 million. The Company had no specific allowance for those loans at March 31, 2022 or December 31, 2021 and there were no commitments to lend additional amounts. Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s loan policy. Loans accounted for as TDR are individually evaluated for impairment. In accordance with interagency guidance, short term deferrals granted due to the COVID-19 pandemic are not considered TDR unless the borrower was experiencing financial difficulty prior to the pandemic.

There were no new TDR identified during the three months ended March 31, 2022 or 2021. There were no TDR for which there was a payment default within twelve months following the modification during the three months ended March 31, 2022 or 2021.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

Purchased Credit Impaired Loans

The following table presents changes in the carrying value of PCI loans (in thousands) for the periods indicated:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Balance at beginning of period	$19,261	$28,392
Change due to payments received and accretion	(1,411)	(1,317)
Reclassification of discount to allowance for loan losses	(192)	—
Balance at end of period	$17,658	$27,075

The following table presents changes in the accretable yield for PCI loans (in thousands) for the periods indicated:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Balance at beginning of period	$5,763	$4,068
Accretion	(437)	(392)
Balance at end of period	$5,326	$3,676

PCI loans had no impact on the ALL for the three months ended March 31, 2022.

NOTE 4 – PREMISES AND EQUIPMENT

The Company leases certain premises and equipment under operating leases. At March 31, 2022, the Company had lease liabilities totaling $12.1 million and right-of-use assets totaling $11.2 million related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. At March 31, 2022, the weighted average remaining lease term for operating leases was 8.7 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.36%.

Lease costs were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021
Operating lease cost	$533	$563
Short-term lease cost	—	—
Variable lease cost	—	—
Total lease cost	$533	$563

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the three months ended March 31, 2022 or 2021.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows (in thousands):

March 31, 2022
Lease payments due:
2022	$1,404
2023	1,834
2024	1,543
2025	1,549
2026	1,537
2027 and thereafter	6,252
Total undiscounted cash flows	14,119
Discount on cash flows	(2,014)
Total lease liability	$12,105

NOTE 5 – SHORT TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

The Company had no outstanding advances as of March 31, 2022 and December 31, 2021.

Advances from the FHLB are collateralized by investment securities with a market value of $2.2 million and certain commercial and residential real estate mortgage loans totaling $214.9 million under a blanket mortgage collateral agreement. At March 31, 2022, the amount of available credit from the FHLB totaled $154.4 million.

Subordinated Notes

The Company issued $30.0 million of fixed-to-floating rate subordinated notes during the third quarter of 2020, which were recorded net of issuance costs of $0.6 million, that mature June 30, 2030. Beginning on or after June 30, 2025, the Company may redeem the notes, in whole or in part, at their principal amount plus any accrued and unpaid interest. The notes have a fixed interest rate of 5.25% per annum for the first five years. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate (which is expected to be Three-Month Term SOFR) plus 513 basis points. The carrying value of subordinated notes was $29.6 million at March 31, 2022 and $29.5 million at December 31, 2021.

NOTE 6– ACCUMULATED OTHER COMPREHENSIVE LOSS

The following were changes in accumulated other comprehensive loss by component, net of tax, for the periods ended March 31, 2022 and 2021 (in thousands):

Unrealized Gains
and Losses
on Available
for Sale
Securities
Three Months Ended March 31, 2022
Beginning balance	$(1,270)
Other comprehensive loss before reclassification, net of tax	(20,064)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—
Net current period other comprehensive loss	(20,064)
Ending Balance	$(21,334)

Three Months Ended March 31, 2021
Beginning balance	$7,728
Other comprehensive loss before reclassification, net of tax	(9,406)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(19)
Net current period other comprehensive loss	(9,425)
Ending Balance	$(1,697)

The following amounts were reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2022 and 2021 (in thousands):

			Affected Line Item
Details about Accumulated Other	Three Months Ended March 31,		in the Statement Where
Comprehensive Income (Loss) Components	2022	2021	Net Income is Presented
Realized gains on available- for-sale securities	$—	$26	Net gain on sale of securities
	—	(7)	Income tax expense
	$—	$19	Net of tax

NOTE 7– INCOME TAXES

The Company’s effective tax rate for the three month period ended March 31, 2022 was 19.6% compared to 22.0% for the three months ended March 31, 2021.

The effective tax rate for the three month period ended March 31, 2022 compared favorably to the statutory federal rate of 21% and Tennessee excise tax rate of 6.5% primarily due to investments in qualified municipal securities, company owned life insurance, tax benefits of CapStar Bank’s real estate investment trust subsidiary, community investment tax credits, and tax benefits associated with share-based compensation, net of the effect of certain non-deductible expenses.

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

The following table sets forth outstanding financial instruments whose contract amounts represent credit risk as of March 31, 2022 and December 31, 2021 (in thousands):

	Contract or notional amount
	March 31, 2022	December 31, 2021
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$883,987	$831,075
Standby letters of credit	10,502	10,623
Total	$894,489	$841,698

The Company is party to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims as of March 31, 2022, will not have a material impact on the financial statements of the Company.

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

Interest Rate Swaps

The Company enters into swaps to facilitate customer transactions and meet their financing needs. Upon entering into these transactions the Company enters into offsetting positions with large U.S. financial institutions in order to minimize market risk to the Company. A summary of the Company’s customer related interest rate swaps was as follows (in thousands):

	March 31, 2022		December 31, 2021
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$50,911	$1,131	$54,055	$(1,594)
Pay variable/receive fixed swaps	50,911	(1,131)	54,055	1,594
Total	$101,822	$—	$108,110	$—

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

The net (losses) gains relating to mortgage banking derivative instruments included in mortgage banking income were as follows (in thousands):

Three Months Ended
March 31, 2022
Mortgage loan interest rate lock commitments	$(471)
Mortgage-backed securities forward sales commitments	415
Total	$(56)

The amount and fair value of mortgage banking derivatives included in the consolidated balance sheets were as follows (in thousands):

	March 31, 2022		December 31, 2021
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Included in other assets:
Mortgage loan interest rate lock commitments	$69,454	$225	$50,281	$696
Mortgage-backed securities forward sales commitments	68,500	255	—	—
Included in other liabilities:
Mortgage-backed securities forward sales commitments	$—	$—	$43,000	$(160)

NOTE 10 – STOCK OPTIONS AND RESTRICTED SHARES

On April 23, 2021, the shareholders of CapStar Financial Holdings, Inc. approved the 2021 Stock Incentive Plan (the "Plan"). The Plan provides for the grant of stock-based incentives, including stock options, restricted stock units, performance awards and restricted stock, to employees, directors and service providers that are subject to forfeiture until vesting conditions have been satisfied by the award recipient under the terms of the award. The Plan is intended to help align the interests of employees and our shareholders and reward our employees for improved Company performance. A total of 1,168,543 shares of stock were reserved for issuance under the Plan. Stock incentives include both restricted share and stock option grants. Total shares issuable under the plan were 1,098,499 as of March 31, 2022.

The Company has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Stock-based compensation expense before income taxes	$388	$349
Less: deferred tax benefit	(101)	(91)
Reduction of net income	$287	$258

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

The recipients have the right to vote and receive dividends but cannot sell, transfer, assign, pledge, hypothecate, or otherwise encumber the restricted stock until the shares have vested. A summary of the changes in the Company’s nonvested restricted shares for the three months ended March 31, 2022 follows:

		Weighted
		Average
	Restricted	Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at beginning of period	177,020	$14.00
Granted	76,539	21.41
Vested	(27,836)	16.10
Forfeited	(6,864)	13.43
Nonvested at end of period	218,859	$16.34

As of March 31, 2022, there was $2.6 million of unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested during the three months ended March 31, 2022 was $0.6 million.

Stock Options

Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant. Option awards generally have a three year vesting period and a ten year contractual term.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model. There were no options granted in 2022 or 2021.

A summary of the activity in stock options for the three months ended March 31, 2022 follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at beginning of period	130,245	$11.96
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at end of period	130,245	$11.96	4.7
Fully vested and expected to vest	130,245	$11.96	4.7
Exercisable at end of period	113,578	$11.54	4.3

Information related to stock options during each year follows:

	2022	2021
Intrinsic value of options exercised	$—	$34,700
Cash received from option exercises	—	—
Tax benefit realized from option exercises	—	—
Weighted average fair value of options granted	—	—

As of March 31, 2022, there was $0.1 million of unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 0.1 years.

NOTE 11 – REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by the Federal Reserve and the Bank is also subject to the regulatory capital requirements of the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that could, in that event, have a material adverse effect on the institutions’ financial statements. The relevant regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting principles. The capital classifications of the Company and the Bank are also subject to qualitative judgments by their regulators about components, risk weightings, and other factors. Those qualitative judgments could also affect the capital status of the Company and the Bank and the amount of dividends the Company and the Bank may distribute. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of March 31, 2022, the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

The Company’s and the Bank’s capital amounts and ratios as of March 31, 2022 and December 31, 2021 are presented in the following table (dollars in thousands).

	Actual		Minimum capital requirement (1)		Minimum to be well-capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2022:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$392,629	15.60%	$201,333	8.0%	N/A	N/A
CapStar Bank	380,561	15.13	201,205	8.0	$251,507	10%
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	341,887	13.58	151,000	6.0	N/A	N/A
CapStar Bank	359,385	14.29	150,904	6.0	201,205	8.00
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	341,887	13.58	113,250	4.5	N/A	N/A
CapStar Bank	342,885	13.63	113,178	4.5	163,479	6.50
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	341,887	10.99	124,484	4.0	N/A	N/A
CapStar Bank	359,385	11.56	124,336	4.0	155,420	5.00

At December 31, 2021:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$384,116	16.29%	$188,610	8.0%	N/A	N/A
CapStar Bank	370,919	15.74	188,471	8.0	$235,589	10.0
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	332,567	14.11	141,458	6.0	N/A	N/A
CapStar Bank	348,902	14.81	141,354	6.0	188,471	8.0
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	332,567	14.11	106,093	4.5	N/A	N/A
CapStar Bank	332,402	14.11	106,015	4.5	153,133	6.5
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	332,567	10.69	124,437	4.0	N/A	N/A
CapStar Bank	348,902	11.23	124,246	4.0	155,308	5.0

(1) For the calendar year 2022, the Company must maintain a capital conservation buffer of Tier 1 common equity capital in excess of minimum risk-based capital ratios by at least 2.5% to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

(2) For the Company to be well-capitalized, the Bank must be well-capitalized and the Company must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve to meet and maintain a specific capital level for any capital measure.

NOTE 12 – EARNINGS PER SHARE

The following is a summary of the basic and diluted earnings per share calculation for the three and three month periods ended March 31, 2022 and 2021 (in thousands except share and per share data):

	Three Months Ended
	March 31,
	2022	2021
Basic net income per share calculation:
Numerator – Net income	$10,673	$11,030
Denominator – Average common shares outstanding	22,198,339	22,045,501
Basic net income per share	$0.48	$0.50
Diluted net income per share calculation:
Numerator – Net income	$10,673	$11,030
Denominator – Average common shares outstanding	22,198,339	22,045,501
Dilutive shares contingently issuable	56,305	31,099
Average diluted common shares outstanding	22,254,644	22,076,600
Diluted net income per share	$0.48	$0.50

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

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Appraisals may be adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and/or management’s expertise and knowledge of the collateral. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The Company had no other real estate owned carried at fair value at March 31, 2022 or December 31, 2021.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair value measurements at March 31, 2022
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U. S. government agency securities	$15,852	$—	$15,852	$—
State and municipal securities	75,047	—	75,047	—
Mortgage-backed securities	300,243	—	300,243	—
Asset-backed securities	3,340	—	3,340	—
Other debt securities	66,076	—	66,076	—
Loans held for sale	38,502	—	38,502	—
Derivative assets:
Non-hedging derivatives:
Interest rate swaps - customer related	1,131	—	1,131	—
Mortgage loan interest rate lock commitments	225	—	—	225
Mortgage-backed securities forward sales commitments	255	—	255	—
Liabilities:
Derivative liabilities:
Non-hedging derivatives:
Derivative Liabilities - customer related	(1,131)	—	(1,131)	—

	Fair value measurements at December 31, 2021
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U. S. government agency securities	$11,503	$—	$11,503	$—
State and municipal securities	82,560	—	82,560	—
Mortgage-backed securities	293,607	—	293,607	—
Asset-backed securities	3,339	—	3,339	—
Other debt securities	68,387	—	68,387	—
Loans held for sale	37,306	—	37,306	—
Derivative assets:
Non-hedging derivatives:
Interest rate swaps - customer related	1,594	—	1,594	—
Mortgage loan interest rate lock commitments	696	—	—	696
Liabilities:
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps - customer related	(1,594)	—	(1,594)	—
Mortgage-backed securities forward sales commitments	(160)	—	(160)	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2022 and 2021 (in thousands):

	Mortgage Loan Interest Rate
	Lock Commitments
	2022	2021

Balance of recurring Level 3 assets at January 1st	$696	$2,607
Total gains or losses for the period:
Included in mortgage banking income	(471)	(1,805)
Balance of recurring Level 3 assets at March 31st	$225	$802

The following table presents quantitative information about recurring Level 3 fair value measurements (dollars in thousands):

				Range
	Fair	Valuation		(Weighted-
March 31, 2022	Value	Technique(s)	Unobservable Input(s)	Average)
Assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	$225	Consensus pricing	Origination pull-through rate	77% - 100% (93%)

				Range
	Fair	Valuation		(Weighted-
December 31, 2021	Value	Technique(s)	Unobservable Input(s)	Average)
Assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	$696	Consensus pricing	Origination pull-through rate	60% - 98% (80%)

There were no assets measured at fair value on a nonrecurring basis as of March 31, 2022. Assets measured at fair value on a nonrecurring basis as of December 31, 2021 are summarized below (in thousands).

Fair value measurements at December 31, 2021
Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(level 1)	(level 2)	(level 3)
Assets:
Impaired loans:
Consumer real estate	$454	$—	$—	$454

The following table presents quantitative information about December 31, 2021 Level 3 fair value measurements for assets measured at fair value on a non-recurring basis (dollars in thousands):

				Range
	Fair	Valuation		(Weighted-
December 31, 2021	Value	Technique(s)	Unobservable Input(s)	Average)
Impaired loans:
Consumer real estate	$454	Sales comparison approach	Appraisal discounts	10%

Fair Value of Financial Instruments

The carrying value and estimated fair values of the Bank’s financial instruments at March 31, 2022 and December 31, 2021 were as follows (in thousands):

	March 31, 2022		December 31, 2021
	Carrying		Carrying		Fair value
	amount	Fair value	amount	Fair value	level of input
Financial assets:
Cash and due from banks, interest-bearing deposits in financial institutions	$336,081	$336,081	$395,225	$395,225	Level 1
Federal funds sold	19,900	19,900	19,900	19,900	Level 1
Securities available-for-sale	460,558	460,558	459,396	459,396	Level 2
Securities held-to-maturity	1,775	1,791	1,782	1,830	Level 2
Loans held for sale	106,895	108,724	83,715	84,934	Level 2
Restricted equity securities	14,465	N/A	14,453	N/A	N/A
Loans held for investment	2,047,555	2,027,079	1,965,769	1,963,803	Level 3
Accrued interest receivable	7,679	7,679	7,376	7,376	Level 2
Other assets	90,407	90,407	91,064	91,064	Level 2 / Level 3
Financial liabilities:
Deposits	2,755,995	2,521,735	2,684,281	2,517,856	Level 3
Subordinated notes and Federal Home Loan bank advances	29,566	29,890	29,532	30,477	Level 2
Other liabilities	1,816	1,816	1,842	1,842	Level 3

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our financial condition at March 31, 2022 and December 31, 2021 and our results of operations for the three months ended March 31, 2022 and 2021. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere in this Report and our 2021 10-K. Annualized results for interim periods may not be indicative of results for the full year or future periods.

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

Overview

The first quarter of 2022 resulted in $0.48 diluted net income per share of common stock, a decrease of 4.0% compared to the first quarter of 2021. Annualized return on average assets was 1.37% for the first quarter of 2022 compared to 1.45% for the same period in 2021.

At March 31, 2022, loans held for investment increased to $2.05 billion, as compared to $1.97 billion at December 31, 2021. Total deposits increased to $2.76 billion at March 31, 2022 from $2.68 billion at December 31, 2021.

As of March 31, 2022, the outstanding balance of loans originated under the SBA’s Paycheck Protection Program (“PPP”) totaled approximately $6.5 million and was included in commercial and industrial loans.

As the global COVID pandemic and its variants continue, we will continue to assess the impact on our market. While it is uncertain losses will materialize in the future, we continue to proactively work with our clients and evaluate the potential impact of the pandemic on them and us. Furthermore, we currently do not anticipate a significant adverse liquidity impact related to the COVID-19 pandemic. See further discussion regarding the Company’s management of liquidity risk in the subsequent section titled ‘Liquidity’. Despite the uncertainty the Company is well positioned to continue delivering on its strategic initiatives in a responsible manner by prioritizing things such as business continuity, liquidity management and maintaining an adequate allowance for loan losses.

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

Net interest income decreased $1.0 million, or 4.7%, for the three months ended March 31, 2022, compared to the same period in 2021. Net interest margin decreased to 2.97% for the three months ended March 31, 2022, compared with 3.13% for the same period of 2021. The decrease was attributable to a deferred loan origination expense adjustment related to prior periods of $0.5 million and a $1.8 million decline in PPP fees.

The three months ended March 31, 2022 yielded a $0.8 million provision release compared to a $0.7 million provision being recorded for the comparable period of 2021. The release of reserves was primarily attributable to improved asset quality trends and other qualitative factors.

Total noninterest income for the first quarter of 2022 decreased $0.9 million, or 9.2%, compared with the same period in 2021, and comprised 29% of total revenues. The decrease is primarily attributable to mortgage banking returning to more normalized levels, partially offset by a $0.9 million death benefit from bank-owned life insurance policies.

Total noninterest expense for the three months ended March 31, 2022 increased $0.3 million, or 1.9%, compared to the same period in 2021. The increase was primarily driven by higher salaries and employee benefits. Our efficiency ratio for the three months ended March 31, 2022 was 58.67% compared to 54.08% for the same period in 2021.

Common equity tier 1 capital to risk weighted assets, summarized in Note 11 of the consolidated financial statements, is a useful measure in evaluating the quality and adequacy of capital. Our consolidated ratio of common equity tier 1 capital to risk weighted assets was 13.58% as of March 31, 2022, compared with 14.11% at December 31, 2021.

The following sections provide more details on subjects presented in this overview.

(a)
Results of Operations

The following is a summary of our results of operations:

			2022 - 2021
	Three Months Ended		Percent
	March 31,		Increase
	2022	2021	(Decrease)
Interest income	$22,784	$24,278	-6.2%
Interest expense	1,644	2,096	-21.6%
Net interest income	21,140	22,182	-4.7%
Provision for loan losses	(784)	650	-220.6%
Net interest income after provision for loan losses	21,924	21,532	1.8%
Noninterest income	9,089	10,014	-9.2%
Noninterest expense	17,736	17,413	1.9%
Net income before income taxes	13,277	14,133	-6.1%
Income tax expense	2,604	3,103	-16.1%
Net income	$10,673	$11,030	-3.2%

Basic net income per share of common stock	$0.48	$0.50	-4.0%
Diluted net income per share of common stock	$0.48	$0.50	-4.0%

Annualized return on average assets and annualized return on average shareholders’ equity were 1.37% and 11.39%, respectively, for the first quarter of 2022, compared with 1.45% and 12.76%, respectively, for the same period in 2021.

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

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three month periods ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
	2022			2021
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$2,001,740	$19,599	3.97%	$1,929,342	$20,723	4.47%
Loans held for sale	90,163	768	3.46%	164,867	1,291	3.56%
Securities:
Taxable investment securities (2)	426,144	1,909	1.79%	431,406	1,757	1.63%
Investment securities exempt from federal income tax (3)	57,195	326	2.89%	64,629	373	2.92%
Total securities	483,339	2,235	1.92%	496,035	2,130	1.80%
Cash balances in other banks	305,922	172	0.23%	298,722	134	0.18%
Funds sold	20,149	10	0.19%	153	—	1.27%
Total interest-earning assets	2,901,313	22,784	3.20%	2,889,119	24,278	3.42%
Noninterest-earning assets	252,007			189,626
Total assets	$3,153,320			$3,078,745
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$949,313	436	0.19%	$944,651	446	0.19%
Savings and money market deposits	660,721	331	0.20%	583,590	313	0.22%
Time deposits	366,769	484	0.54%	458,380	931	0.82%
Total interest-bearing deposits	1,976,803	1,251	0.26%	1,986,621	1,690	0.35%
Borrowings and repurchase agreements	29,547	393	5.40%	33,879	406	4.85%
Total interest-bearing liabilities	2,006,350	1,644	0.33%	2,020,500	2,096	0.42%
Noninterest-bearing deposits	728,134			676,929
Total funding sources	2,734,484			2,697,429
Noninterest-bearing liabilities	38,797			30,635
Shareholders’ equity	380,039			350,681
Total liabilities and shareholders’ equity	$3,153,320			$3,078,745
Net interest spread (4)			2.86%			3.00%
Net interest income/margin (5)		$21,140	2.97%		$22,182	3.13%

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

The net interest margin was 2.97% and 3.13% for the first quarters of 2022 and 2021, respectively. The decrease in net interest margin for the three months ended March 31, 2022 compared to March 31, 2021 was primarily due to a $0.5 million one time deferred origination expense adjustment related to prior periods as well as a $1.8 million decline in PPP fees. Average loans at March 31, 2022 increased $72.4 million primarily as a result of the Company's recent Chattanooga expansion and continued focus on attracting new clients.

The Company continues to experience favorable deposit trends. The Company experienced a favorable mix shift as average non-interest bearing deposits represented 26.9% at March 31, 2022 compared to 25.4% for the three month periods ending March 31, 2021. Deposit costs declined across all interest-bearing account types. Average funding sources slightly increased for the three months ended March 31, 2022 compared to March 31, 2021. As shown in the tables above, the primary driver of our increased funding sources was the aforementioned growth in non-interest bearing deposits.

The average rate paid on interest-bearing liabilities was 0.33% for the first quarter of 2022 compared to 0.42% for March 31, 2021. The majority of this decrease was due to the impact of the Federal Reserve sharply lowering the federal funds rate in response to the COVID-19 pandemic and its continued impact on deposit rates.

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

At March 31, 2022, our EAR static simulation results indicated that our balance sheet is asset sensitive to parallel shifts in interest rates. This indicates that our assets generally reprice faster than our liabilities, which results in a favorable impact to net interest income when market interest rates increase and an unfavorable impact to net interest income when market interest rates decline. Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity, and key rate drivers. Because of the inherent use of these estimates and assumptions in the model, our actual results may, and most likely will, differ from our static EAR results. In addition, static EAR results do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates or client behavior. For example, as part of our asset/liability management strategy, management has the ability to increase asset duration and/or decrease liability duration in order to reduce asset sensitivity, or to decrease asset duration and/or increase liability duration in order to increase asset sensitivity.

The following table illustrates the results of our EAR analysis to determine the extent to which our net interest income over the next 12 months would change if prevailing interest rates increased or decreased immediately by the specified amounts.

Net interest income change
Increase 200bp	7.2%
Increase 100bp	4.1
Decrease 100bp	(4.5)

The Federal Reserve Bank is expected to aggressively raise short-term rates. However, following significant yield curve steepening in recent months, yield curve flattening could be a likely scenario. In a scenario where the federal funds rate rises 200 basis points over 12 months and 5 year rates rise by 45 basis points, net interest income is projected to increase by 1.7%.

Provision for Loan Losses

Our policy is to maintain an allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio. The allowance is increased by a provision for loan losses, which is a charge to earnings, is decreased by charge offs and increased by loan recoveries. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate markets, or particular industry or borrower-specific conditions, which may materially and negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses. Provision expense is impacted by macroeconomic factors, the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs. We continue to assess the impact of and developments in the COVID-19 pandemic to our loan portfolio.

For the three months ended March 31, 2022, there was a provision release of $0.8 million compared to a $0.7 million provision for the comparable period in 2021. The release was primarily attributable to improved asset quality trends and other qualitative factors. Net charge-offs for the first quarter of 2022 were $57 thousand compared to $18 thousand for the comparable period of 2021. Our allowance for loan losses at March 31, 2022 was 1.02% of total loans held for investment compared to 1.10% as of December 31, 2021.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

			2022 - 2021
	Three Months Ended		Percent
	March 31,		Increase
	2022	2021	(Decrease)
Noninterest income:
Deposit service charges	$1,142	$1,102	3.6%
Interchange and debit card transaction fees	1,222	1,092	11.9%
Mortgage banking	1,966	4,716	(58.3)%
Tri-Net	2,171	1,143	89.9%
Wealth management	440	459	(4.1)%
SBA lending	222	492	(54.9)%
Net gain on sale of securities	—	26	(100.0)%
Other noninterest income	1,926	984	95.7%
Total noninterest income	$9,089	$10,014	(9.2)%

Deposit service charges were flat for the three months ended March 31, 2022 compared to the same period in 2021. These amounts originate from our commercial and consumer deposit accounts.

Interchange and debit card transaction fees fluctuate based upon transaction volumes, which were slightly higher for the three months ended March 31, 2022 compared to the same period in 2021. This increase is attributable to an emphasis on electronic banking and continued growth in deposits and volume of our commercial and consumer deposit accounts.

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

Tri-Net represents a line of business which originates and sells commercial real estate loans to third-party investors with the exception of certain loans originated to borrowers within our target market, which are retained at the discretion of management. All of these loan sales transfer servicing rights to the buyer. Tri-Net revenue for the three month period ended March 31, 2022 increased 89.9% when compared to the same period of 2021, though future revenue is expected to return to more normalized levels.

Wealth management income is derived from advisory services offered to specific customers. The decrease in wealth management fees for the three month period ended March 31, 2022 compared to the same period in 2021 was mostly driven by transaction volume, which can fluctuate from period to period.

Noninterest income for SBA lending, which represents gains on sales of guaranteed portions of SBA loans, declined 54.9% for the three month period ended March 31, 2022 when compared to the same period in 2021.

Other noninterest income primarily consists of loan related fees, bank-owned life insurance, and other service-related fees. The largest driver of the increase across both comparative periods relates to $0.9 million in death benefit income from bank-owned life insurance policies for the three months ended March 31, 2022.

Noninterest Expense

The following table presents the primary components of noninterest expense for the periods indicated.

			2022 - 2021
	Three Months Ended		Percent
	March 31,		Increase
	2022	2021	(Decrease)
Noninterest expense:
Salaries and employee benefits	$10,269	$9,427	8.9%
Data processing and software	2,647	2,827	(6.4)%
Occupancy	1,099	1,108	(0.8)%
Equipment	709	899	(21.1)%
Professional services	679	704	(3.6)%
Regulatory fees	280	257	8.9%
Acquisition related expenses	—	67	(100.0)%
Amortization of intangibles	446	508	(12.2)%
Other operating	1,607	1,616	(0.6)%
Total noninterest expense	$17,736	$17,413	1.9%

The change in salaries and employee benefits was driven primarily by an overall increase in salaries and a one time severance/retirement related expense of $0.4 million. At March 31, 2022, our associate base increased to 397 compared to 379 at March 31, 2021.

Our efficiency ratio was 58.67% and 54.08% for the three months ended March 31, 2022 and March 31, 2021, respectively, with the increase being driven by the aforementioned noninterest expense factors combined with a 6.1% decline in total revenue for the three months ended March 31, 2022 when compared to the same period of 2021. The efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income and measures the amount of expense that is incurred to generate a dollar of revenue. Overall, noninterest expense remained relatively flat as the Company continues to focus on expense discipline and operational improvements.

Income Tax Provision

The Company’s effective tax rate for the three month period ended March 31, 2022 was 19.6% compared to 22.0% for the three month period ended March 31, 2021. The three month period decrease is attributable to increased benefits related to the Company's tax strategy.

The effective tax rate for the three months ended March 31, 2022 compared favorably from the statutory tax rate due to our investments in qualified municipal securities, tax benefits from our real estate investment trust, company owned life insurance, state tax credits, net of the effect of certain non-deductible expenses and the recognition of excess tax benefits related to stock compensation. The Company anticipates its effective tax rate for 2021 to be approximately 20.0 percent.

(b) Financial Condition

Balance Sheet

Total assets increased $57.7 million, or 1.8%, from $3.13 billion on December 31, 2021 to $3.19 billion on March 31, 2022. Loans held for investment grew $81.8 million, or 16.9% annualized, in the first three months of 2022. Excluding PPP loans, loans held for investment increased $101.8 million, or 21.3% annualized, for the same period. Loans held for sale increased $23.2 million, or 112.3% annualized, during the first three months of 2022.

Total liabilities increased $68.9 million, or 10.1% annualized, from $2.75 billion on December 31, 2021 to $2.82 billion on March 31, 2022. Deposits increased $71.7 million, or 10.8%.

Our growth in cash, loans and deposits continues to be significantly influenced by the U.S. government’s various stimulus programs and their impact on our customers and economic uncertainty associated with the COVID-19 pandemic, as well as inflation and changes in the interest rate environment.

Loans

The composition of loans at March 31, 2022 and December 31, 2021 and the percentage of each classification to total loans are summarized as follows:

	March 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Commercial real estate - owner occupied	$231,933	11.3%	$209,261	10.6%
Commercial real estate - non-owner occupied	652,936	31.9%	616,023	31.3%
Consumer real estate	327,416	16.0%	326,412	16.6%
Construction and land development	208,513	10.2%	214,310	10.9%
Commercial and industrial	499,719	24.4%	497,615	25.3%
Consumer	48,790	2.4%	46,811	2.4%
Other	78,248	3.8%	55,337	2.8%
Total loans	$2,047,555	100.0%	$1,965,769	100.0%

Our principal market for lending is the State of Tennessee and adjacent states that can be effectively accessed from our banking offices. Our target borrower profile includes consumers, small to medium sized businesses, professional firms, real estate investors and developers, and their owners and managers. Our growth since 2018 has been concentrated in borrowers meeting that profile. Our primary competition is community, regional, and national banks operating in our primary markets. In seeking customer banking relationships, we rely on a model of delivering services through a qualified banker meeting all the banking service needs of the business and its primary stakeholders.

At March 31, 2022, our loan portfolio composition remained relatively consistent with the composition at December 31, 2021. Our primary focus has been on commercial and industrial and commercial real estate lending, which constituted 68% of our loan portfolio as of March 31, 2022. Although we expect continued growth with respect to our loan portfolio, we do not expect any significant changes over the foreseeable future in the composition of our loan portfolio or in our emphasis on commercial lending. Our loan growth since inception has been reflective of the target market that we serve. The commercial real estate category includes owner-occupied and non-owner occupied properties. The repayment of owner-occupied properties is largely dependent on the operations of the tenant, while non-owner occupied properties is dependent upon the operation, refinance, or sale of the underlying real estate.

Non-Performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

	March 31, 2022	December 31, 2021
Non-accrual loans	$3,502	$3,258
Troubled debt restructurings	1,847	1,832
Loans past due over 90 days and still accruing	236	1,380

Non-performing loans	3,502	3,258
Other real estate owned	178	266
Non-performing assets	3,680	3,524
Non-performing loans to loans held for investment	0.17%	0.17%
Non-performing assets to total assets	0.12%	0.11%

The following table sets forth the major classifications of non-accrual loans:

	March 31, 2022	December 31, 2021
Commercial real estate	$—	$—
Consumer real estate	1,033	1,086
Construction and land development	10	11
Commercial and industrial	463	324
Consumer	39	31
Other	—	—
Purchased credit impaired	1,957	1,806
Total loans	$3,502	$3,258

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

Our most liquid assets are comprised of cash and due from banks, interest-bearing deposits in financial institutions, available-for-sale marketable investment securities and federal funds sold. Interest-bearing deposits in financial institutions totaled $282.8 million at March 31, 2022, representing a decrease of $64.2 million from December 31, 2021 as the Company continues to deploy excess liquidity. The fair value of the available-for-sale investment portfolio was $460.6 million at March 31, 2022, a slight increase from December 31, 2021. We pledge portions of our investment securities portfolio to secure public fund deposits, derivative positions and Federal Home Loan Bank advances. At March 31, 2022, total investment securities pledged for these purposes comprised 43% of the estimated fair value of the investment portfolio, leaving $264.7 million of unpledged securities.

We have a large base of non-maturity customer deposits, defined as demand, savings, and money market deposit accounts. At March 31, 2022, such deposits totaled $2.4 billion and represented approximately 87% of our total deposits.

Other sources of funds available to meet daily needs include $154.4 million of borrowing capacity from the FHLB of Cincinnati, $325.1 million of borrowing capacity from the Federal Reserve Bank of Atlanta’s discount window and federal funds lines with correspondent banks totaling $145.0 million at March 31, 2022.

The principal source of cash for CapStar Financial Holdings, Inc. (the “Parent Company”) is dividends paid to it as the sole shareholder of the Bank. At March 31, 2022, the Bank was able to pay up to $87.9 million in dividends to the Parent Company without regulatory approval subject to the ongoing capital requirements of the Bank.

Accordingly, management currently believes that our funding sources are at sufficient levels to satisfy our short-term and long-term liquidity needs.

(d) Capital Resources

At March 31, 2022, shareholders’ equity totaled $368.9 million, a decrease of $11.2 million from December 31, 2021. The decrease was primarily a result of a decline in the fair value of available for sale securities included within other comprehensive income. As of March 31, 2022, the Company and the Bank were well-capitalized under the regulatory framework for prompt corrective action.

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

(dollars in thousands, except share and per share data)	March 31, 2022	December 31, 2021
Total equity	$368,917	$380,094
Less core deposit intangible	(6,245)	(6,691)
Less goodwill	(41,068)	(41,068)
Tangible common equity	$321,604	$332,335

Total assets	$3,190,749	$3,133,046
Less core deposit intangible	(6,245)	(6,691)
Less goodwill	(41,068)	(41,068)
Total tangible assets	$3,143,436	$3,085,287

Total shareholders' equity to total assets	11.56%	12.13%
Total shares of common stock outstanding	22,195,071	22,166,129
Book value per share of common stock	$16.62	$17.15
Tangible book value per share of common stock	14.49	14.99

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our market risk as of March 31, 2022 from that presented in our 2021 10-K. Information about our interest rate sensitivity is included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Simulation Sensitivity Analysis” of this Report and incorporated herein by this reference.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table shows information relating to the repurchase of shares of common stock by the Company during the three months ended March 31, 2022.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan (1)	Maximum remaining dollar value of shares that may be purchased under the plan
January 1 - January 31	—	$—	—	—
February 1 - February 28	14	20.79	14	$29.71 million
March 1 - March 31	23	20.99	23	$29.22 million
Total	37	$20.91	37	$29.22 million

(1)

On January 27, 2022, the board of directors approved the Company’s share repurchase program which authorized the Company to repurchase up to $30 million of shares of common stock. The plan will terminate on the earlier of the date on which the maximum authorized dollar amount of shares of common stock has been repurchased or February 1, 2023.

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

101

Interactive data files for Capstar Financial Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Comprehensive Income (unaudited); (iv) the Consolidated Statements in Shareholders’ Equity (unaudited); (v) the Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from Capstar Financial Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 (formatted in Inline XBRL and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTAR FINANCIAL HOLDINGS, INC.

By:	/s/ Michael J Fowler
Michael J. Fowler
Chief Financial Officer (Principal Financial Officer)

Date:	May 5, 2022

By:	/s/ Jeffrey L. Moody
Jeffrey L. Moody
Controller (Principal Accounting Officer)

Date:	May 5, 2022