Form 10-Q
period 2022-06-30
CapStar Financial Holdings, Inc.
filed 2022-08-05
CIK 1676479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of August 4, 2022
Common Stock, par value $1.00 per share	21,947,023

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2022
	(unaudited)	December 31, 2021
Assets
Cash and due from banks	$37,417	$48,202
Interest-bearing deposits in financial institutions	76,408	347,023
Federal funds sold	—	19,900
Total cash and cash equivalents	113,825	415,125
Securities available-for-sale, at fair value	437,420	459,396
Securities held-to-maturity, fair value of $1,775 and $1,830 at June 30, 2022 and December 31, 2021, respectively	1,769	1,782
Loans held for sale, includes $21,764 and $37,306 measured at fair value at June 30, 2022 and December 31, 2021, respectively	85,884	83,715
Loans held for investment	2,234,833	1,965,769
Less allowance for loan losses	(21,684)	(21,698)
Loans, net	2,213,149	1,944,071
Premises and equipment, net	24,918	25,727
Restricted equity securities	16,616	14,453
Accrued interest receivable	8,017	7,376
Goodwill	41,068	41,068
Core deposit intangible, net	5,815	6,691
Other real estate owned, net	165	266
Other assets	147,891	133,376
Total assets	$3,096,537	$3,133,046
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$717,167	$725,171
Interest-bearing	853,543	944,605
Savings and money market accounts	695,121	641,456
Time	364,656	373,049
Total deposits	2,630,487	2,684,281
Federal Home Loan Bank advances	45,000	—
Subordinated notes	29,599	29,532
Other liabilities	33,716	39,139
Total liabilities	2,738,802	2,752,952
Shareholders’ equity:
Common stock, voting, $1 par value; 25,000,000 shares authorized; 21,934,554 and 22,166,129 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	21,934	22,166
Additional paid-in capital	243,497	248,709
Retained earnings	127,630	110,489
Accumulated other comprehensive loss, net of tax	(35,326)	(1,270)
Total shareholders’ equity	357,735	380,094
Total liabilities and shareholders’ equity	$3,096,537	$3,133,046

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest income:
Loans, including fees	$23,775	$22,572	$44,141	$44,586
Securities:
Taxable	1,922	1,640	3,677	3,244
Tax-exempt	319	356	644	722
Federal funds sold	14	3	24	3
Restricted equity securities	173	160	329	321
Interest-bearing deposits in financial institutions	286	101	458	234
Total interest income	26,489	24,832	49,273	49,110
Interest expense:
Interest-bearing deposits	638	379	1,074	826
Savings and money market accounts	467	295	797	608
Time deposits	454	732	938	1,663
Federal Home Loan Bank advances	96	—	96	12
Subordinated notes	394	394	788	788
Total interest expense	2,049	1,800	3,693	3,897
Net interest income	24,440	23,032	45,580	45,213
Provision for loan losses	843	(1,065)	59	(415)
Net interest income after provision for loan losses	23,597	24,097	45,521	45,628
Noninterest income:
Deposit service charges	1,182	1,109	2,324	2,211
Interchange and debit card transaction fees	1,336	1,227	2,558	2,318
Mortgage banking	1,705	3,910	3,671	8,625
Tri-Net	(73)	1,536	2,098	2,679
Wealth management	459	471	899	931
SBA lending	273	377	494	870
Net gain (loss) on sale of securities	—	(13)	—	13
Other noninterest income	994	1,266	2,921	2,250
Total noninterest income	5,876	9,883	14,965	19,897
Noninterest expense:
Salaries and employee benefits	9,209	10,803	19,478	20,229
Data processing and software	2,847	3,070	5,494	5,898
Occupancy	1,076	1,057	2,174	2,165
Equipment	783	980	1,492	1,880
Professional services	506	460	1,185	1,165
Regulatory fees	265	211	545	467
Acquisition related expenses	—	256	—	323
Amortization of intangibles	430	493	876	1,001
Other noninterest expense	1,959	1,750	3,566	3,364
Total noninterest expense	17,075	19,080	34,810	36,492
Income before income taxes	12,398	14,900	25,676	29,033
Income tax expense	2,426	2,824	5,031	5,927
Net income	$9,972	$12,076	$20,645	$23,106
Per share information:
Basic net income per share of common stock	$0.45	$0.55	$0.93	$1.05
Diluted net income per share of common stock	$0.45	$0.54	$0.93	$1.04
Weighted average shares outstanding:
Basic	22,022,109	22,133,759	22,109,737	22,089,874
Diluted	22,074,260	22,198,829	22,163,954	22,138,052

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$9,972	$12,076	$20,645	$23,106
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Unrealized (gains) losses arising during the period	(18,890)	5,082	(45,970)	(7,626)
Reclassification adjustment for gains (losses) included in net income	—	13	—	(13)
Tax effect	4,898	(1,317)	11,914	1,992
Other comprehensive income (loss), net of tax	(13,992)	3,778	(34,056)	(5,647)
Comprehensive income (loss)	$(4,020)	$15,854	$(13,411)	$17,459

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share and per share data)

	Common Stock, voting		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	capital	earnings	income (loss)	equity
Balance December 31, 2020	21,988,803	$21,989	$246,890	$66,879	$7,728	$343,486
Net restricted common stock activity	117,962	118	(216)	—	—	(98)
Stock-based compensation expense	—	—	349	—	—	349
Net exercise of common stock options	1,039	1	(1)	—	—	—
Repurchase of common stock	(27,260)	(27)	(435)	—	—	(462)
Common stock dividends declared ($0.05 per share)	—	—	—	(1,093)	—	(1,093)
Net income	—	—	—	11,030	—	11,030
Other comprehensive loss	—	—	—	—	(9,425)	(9,425)
Balance March 31, 2021	22,080,544	22,081	246,587	76,816	(1,697)	343,787
Net restricted common stock activity	(2,926)	(3)	(27)	—	—	(30)
Stock-based compensation expense	—	—	447	—	—	447
Net exercise of common stock options	87,929	88	938	—	—	1,026
Common stock dividends declared ($0.06 per share)	—	—	—	(1,332)	—	(1,332)
Net income	—	—	—	12,076	—	12,076
Other comprehensive income	—	—	—	—	3,778	3,778
Balance June 30, 2021	22,165,547	$22,166	$247,945	$87,560	$2,081	$359,752

Balance December 31, 2021	22,166,129	$22,166	$248,709	$110,489	$(1,270)	$380,094
Net restricted common stock activity	65,550	66	(153)	—	—	(87)
Stock-based compensation expense	—	—	388	—	—	388
Repurchase of common stock	(36,608)	(37)	(730)	—	—	(767)
Common stock dividends declared ($0.06 per share)	—	—	—	(1,320)	—	(1,320)
Net income	—	—	—	10,673	—	10,673
Other comprehensive loss	—	—	—	—	(20,064)	(20,064)
Balance March 31, 2022	22,195,071	22,195	248,214	119,842	(21,334)	368,917
Net restricted common stock activity	(3,719)	(4)	4	—	—	—
Stock-based compensation expense	—	—	325	—	—	325
Net exercise of common stock options	5,800	6	45	—	—	51
Repurchase of common stock	(262,598)	(263)	(5,091)	—	—	(5,354)
Common stock dividends declared ($0.10 per share)	—	—	—	(2,184)	—	(2,184)
Net income	—	—	—	9,972	—	9,972
Other comprehensive loss	—	—	—	—	(13,992)	(13,992)
Balance June 30, 2022	21,934,554	$21,934	$243,497	$127,630	$(35,326)	$357,735

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2022	2021
Cash flows from operating activities:
Net income	$20,645	$23,106
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	59	(415)
Amortization (accretion) of discounts on acquired loans and deferred fees, net	318	(3,751)
Depreciation and amortization	1,610	1,763
Net amortization of premiums on investment securities	1,004	1,199
Net gain on sale of securities	—	(13)
Mortgage banking	(3,671)	(8,625)
Tri-Net	(2,098)	(2,679)
SBA lending	(494)	(870)
Net gain on disposal of premises and equipment	(14)	(5)
Net gain on sale of other real estate owned	(7)	(29)
Stock-based compensation	713	796
Deferred income tax expense	3,353	1,173
Origination of loans held for sale	(533,326)	(554,141)
Proceeds from loans held for sale	430,483	594,209
Cash payments arising from operating leases	(1,093)	(1,039)
Amortization of debt issuance expense	67	64
Net increase in accrued interest receivable and other assets	(6,502)	(6,252)
Net decrease in accrued interest payable and other liabilities	(5,993)	(10,323)
Net cash provided by (used in) operating activities	(94,946)	34,168
Cash flows from investing activities:
Activities in securities available-for-sale:
Purchases	(66,510)	(70,084)
Maturities, prepayments and calls	41,525	47,147
Net redemption (purchase) of restricted equity securities	(2,163)	842
Net increase in loans	(162,518)	(11,459)
Purchase of premises and equipment	(301)	(215)
Proceeds from the sale of premises and equipment	415	—
Proceeds from sale of other real estate	108	2,225
Purchases of bank owned life insurance	—	(31,000)
Proceeds from bank owned life insurance	1,545	—
Net cash used in investing activities	(187,899)	(62,544)
Cash flows from financing activities:
Net increase (decrease) in deposits	(53,794)	212,193
Proceeds from Federal Home Loan Bank advances	135,000	—
Payments on Federal Home Loan Bank advances	(90,000)	(10,000)
Repurchase of common stock	(6,121)	(462)
Exercise of common stock options, net of repurchase of restricted shares	(36)	898
Common stock dividends paid	(3,504)	(2,425)
Net cash provided by financing activities	(18,455)	200,204
Net increase (decrease) in cash and cash equivalents	(301,300)	171,828
Cash and cash equivalents at beginning of period	415,125	277,439
Cash and cash equivalents at end of period	$113,825	$449,267
Supplemental disclosures of cash paid:
Interest paid	$3,708	$4,134
Income taxes paid	9,648	11,050
Supplemental disclosures of noncash transactions:
Transfer of loans to other real estate	$—	$1,857
Loans charged off to the allowance for loan losses	410	140
Lease liabilities arising from obtaining right-of-use assets	570	—
Unrealized losses on securities available for sale, net of tax	(34,056)	(5,647)
Loans transferred from held for sale to held for investment	106,937	3,102

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the period ended June 30, 2022 include CapStar Financial Holdings, Inc. and its wholly owned subsidiary, CapStar Bank (the “Bank”, together referred to as the “Company”). Significant intercompany transactions and accounts are eliminated in consolidation.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, determination of impairment of intangible assets, including goodwill, the valuation of our investment portfolio, the valuation of loans held for sale, deferred tax assets and estimated liabilities. There have been no significant changes to the Company’s critical accounting policies and estimates as disclosed in the 2021 Form 10-K.

Subsequent Events

Accounting Standards Codification (“ASC”) 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.

On July 28, 2022, the Company entered into a letter of intent to sell $64.8 million in Tri-Net loans held for sale. Those loans will be sold at a loss of approximately $1.2 million after tax. Included within this sale was $53.7 million classified as loans held for sale as of June 30, 2022. The Company expects to finalize this sale during the third quarter of 2022.

The Company evaluated all other significant events or transactions that occurred after June 30, 2022 through the date of filing this Quarterly Report on Form 10-Q and determined that there were no other events that required disclosure.

NOTE 2 – SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2022 and December 31, 2021 are summarized as follows (in thousands):

	June 30, 2022				December 31, 2021
	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value
Securities available-for-sale:
U. S. government agency securities	$15,870	$—	$(1,067)	$14,803	$11,550	$47	$(94)	$11,503
State and municipal securities	77,674	173	(8,135)	69,712	81,158	2,107	(705)	82,560
Mortgage-backed securities	319,814	1	(39,599)	280,216	300,398	2,008	(8,799)	293,607
Asset-backed securities	3,328	—	(76)	3,252	3,326	13	—	3,339
Other debt securities	70,844	222	(1,629)	69,437	67,104	1,514	(231)	68,387
Total	$487,530	$396	$(50,506)	$437,420	$463,536	$5,689	$(9,829)	$459,396
Securities held-to-maturity:
State and municipal securities	$1,769	$6	$—	$1,775	$1,782	$48	$—	$1,830
Total	$1,769	$6	$—	$1,775	$1,782	$48	$—	$1,830

Security fair values are established by an independent pricing service as of the dates indicated. The difference between amortized cost and fair value reflects current interest rates and represents the potential gain (loss) had the portfolio been liquidated on those dates. Security gains (losses) are realized only in the event of dispositions prior to maturity or other-than-temporary impairment. Securities with unrealized losses as of June 30, 2022 and December 31, 2021, and the length of time they were in continuous loss positions as of such dates are as follows (in thousands):

	Less than 12 months		12 months or more		Total
June 30, 2022	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
U. S. government agency securities	$12,352	$(786)	$2,451	$(281)	$14,803	$(1,067)
State and municipal securities	41,541	(5,524)	12,055	(2,611)	53,596	(8,135)
Mortgage-backed securities	133,362	(11,345)	145,912	(28,254)	279,274	(39,599)
Asset-backed securities	3,252	(76)	—	—	3,252	(76)
Other debt securities	48,292	(1,305)	8,988	(324)	57,280	(1,629)
Total temporarily impaired securities	$238,799	$(19,036)	$169,406	$(31,470)	$408,205	$(50,506)

December 31, 2021
U. S. government agency securities	$2,560	$(20)	$2,737	$(74)	$5,297	$(94)
State and municipal securities	15,309	(279)	12,768	(426)	28,077	(705)
Mortgage-backed securities	155,805	(5,291)	75,934	(3,508)	231,739	(8,799)
Asset-backed securities	—	—	—		—	—
Other debt securities	30,375	(231)	—	—	30,375	(231)
Total temporarily impaired securities	$204,049	$(5,821)	$91,439	$(4,008)	$295,488	$(9,829)

As noted in the table above, as of June 30, 2022, the Company had gross unrealized losses of $50.5 million in its investment securities portfolio. The unrealized losses associated with these investment securities are driven by changes in interest rates and are recorded as a component of equity. These investment securities will continue to be monitored as a part of our ongoing impairment analysis. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. If an expected shortfall in future cash flows is identified, a credit loss will be deemed to have occurred and will be recognized as a charge to earnings and a new cost basis for the security will be established.

Since the Company currently does not intend to sell any investment securities that have an unrealized loss at June 30, 2022, and it is not likely that we will be required to sell these investment securities before recovery of their amortized cost bases, which may be at maturity, we do not consider these securities to be other-than-temporarily impaired at June 30, 2022.

Securities with a market value of $216.9 million at June 30, 2022 were pledged to collateralize public deposits, derivative positions and Federal Home Loan Bank advances.

Results from sales, maturities, prepayments and calls of securities available for sale were as follows (in thousands):

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Proceeds	$41,525	$47,147
Gross gains	—	31
Gross losses	—	(18)

The amortized cost and fair value of securities at June 30, 2022, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in less than one year	$6,076	$6,069	$1,769	$1,775
Due one to five years	42,128	41,698	—	—
Due five to ten years	95,654	89,144	—	—
Due beyond ten years	20,530	17,041	—	—
Mortgage-backed securities	319,814	280,216	—	—
Asset-backed securities	3,328	3,252	—	—
Total	$487,530	$437,420	$1,769	$1,775

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the loans held for investment portfolio as of June 30, 2022 and December 31, 2021 follows (in thousands):

	June 30, 2022	December 31, 2021
Commercial real estate	$1,028,071	$825,284
Consumer real estate	357,849	326,412
Construction and land development	205,573	214,310
Commercial and industrial	510,987	497,615
Consumer	53,227	46,811
Other	79,126	55,337
Total	2,234,833	1,965,769
Allowance for loan losses	(21,684)	(21,698)
Total loans, net	$2,213,149	$1,944,071

Payroll Protection Program Loans

In 2020, the CARES Act created a new guaranteed, unsecured loan program under the SBA called the Payroll Protection Program (“PPP”), which the Company participated in, to fund operational costs of eligible businesses, organizations and self-employed persons during the pandemic period. The SBA has guaranteed 100% of the amounts loaned under the PPP by lenders to eligible small businesses. One of the notable features of the PPP is that borrowers are eligible for loan forgiveness if certain conditions are met related to retaining staff and if loan amounts are used to cover eligible expenses, such as payroll, mortgage interest, rents and utilities payments. These loans have a two to five year term and will earn interest at a rate of 1%. As of June 30, 2022, the outstanding balance of loans originated under the PPP totaled $0.9 million compared with $26.5 million as of December 31, 2021 and was included in commercial and industrial loans.

Additionally, PPP borrowers are not required to pay any fees to the government or the lender and the loans may be repaid by the borrower at any time. The SBA, however, will pay lenders a processing fee based on the size of the PPP loan, ranging from 1% to 5% of the loan. These fees are deferred and amortized over the life of the loan. PPP fees recognized as income totaled $0.2 million and $0.7 million, respectively, for the three and six months ended June 30, 2022, compared to $2.7 million and $4.9 million, respectively, for the same periods in 2021.

Loans Held for Sale

Included within the balance sheet as of June 30, 2022, the Company had $85.9 million in loans held for sale, which was comprised of $53.7 million in Tri-Net commercial real estate loans, $21.8 million in residential mortgage loans, and $10.4 million in the guaranteed portion of SBA loans. At December 31, 2021, the Company had $83.7 million in loans held for sale, which was comprised of $40.9 million in Tri-Net commercial real estate loans, $37.3 million in residential mortgage loans, and $5.5 million in the guaranteed portion of SBA loans.

Allowance for Loan Losses

The adequacy of the allowance for loan losses (“ALL”) is assessed at the end of each quarter. The ALL includes a specific component related to loans that are individually evaluated for impairment and a general component related to loans that are segregated into homogenous pools and collectively evaluated for impairment. The ALL factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics, which are adjusted by management to reflect current events, trends, and conditions. The adjustments include consideration of the following: changes in lending policies and procedures, economic conditions, nature and volume of the portfolio, experience of lending management, volume and severity of past due loans, quality of the loan review system, value of underlying collateral for collateral dependent loans, concentrations, and other external factors. The Company’s evaluation of other external factors included consideration of continuing developments regarding the novel coronavirus (“COVID-19”) global pandemic (including the effects of COVID-19 variants) and the resulting impact on the Company’s loan portfolio as of June 30, 2022, which is uncertain due to evolving conditions and unforeseen new variants.

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

Loans not falling into the criteria above are considered to be pass-rated loans. The Company utilizes six loan grades within the pass risk rating.

The following tables provides the risk category of loans by applicable class of loans as of June 30, 2022 and December 31, 2021 (in thousands):

June 30, 2022	Pass	Special Mention	Substandard	Doubtful	Total Impaired Loans	Total
Commercial real estate	$1,008,368	$11,389	$4,613	$—	$—	$1,024,370
Consumer real estate	347,176	620	530	—	200	348,526
Construction and land development	205,480	—	—	—	9	205,489
Commercial and industrial	482,815	4,270	21,794	163	79	509,121
Consumer	52,472	—	101	3	9	52,585
Other	78,859	—	74	—	—	78,933
Purchased credit impaired	12,265	1,040	2,427	77	—	15,809
Total	$2,187,435	$17,319	$29,539	$243	$297	$2,234,833

December 31, 2021
Commercial real estate	$802,562	$12,921	$4,721	$—	$1,151	$821,355
Consumer real estate	312,662	475	712	—	909	314,758
Construction and land development	214,209	—	—	—	10	214,219
Commercial and industrial	468,278	9,811	16,952	73	250	495,364
Consumer	45,695	—	56	3	23	45,777
Other	54,959	—	76	—	—	55,035
Purchased credit impaired	15,416	—	3,585	260	—	19,261
Total	$1,913,781	$23,207	$26,102	$336	$2,343	$1,965,769

The following table details the changes in the ALL for the three and six month periods ended June 30, 2022 and 2021 (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Three Months Ended June 30, 2022
Balance, beginning of period	$6,987	$2,214	$3,308	$7,206	$381	$761	$20,857
Charged-off loans	(12)	—	—	(161)	(66)	(52)	(291)
Recoveries	226	1	—	23	24	1	275
Provision for loan losses	(52)	340	(37)	396	159	37	843
Balance, end of period	$7,149	$2,555	$3,271	$7,464	$498	$747	$21,684

Three Months Ended June 30, 2021
Balance, beginning of period	$7,688	$1,679	$3,363	$10,212	$333	$602	$23,877
Charged-off loans	(10)	—	—	(8)	(18)	(53)	(89)
Recoveries	—	1	—	2	28	—	31
Provision for loan losses	237	50	508	(1,805)	13	(68)	(1,065)
Balance, end of period	$7,915	$1,730	$3,871	$8,401	$356	$481	$22,754

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Six Months Ended June 30, 2022
Balance, beginning of period	$7,124	$2,412	$3,769	$7,441	$397	$555	$21,698
Charged-off loans	(12)	—	—	(161)	(147)	(90)	(410)
Recoveries	226	1	—	23	81	6	337
Provision for loan losses	(189)	142	(498)	161	167	276	59
Balance, end of period	$7,149	$2,555	$3,271	$7,464	$498	$747	$21,684

Six Months Ended June 30, 2021
Balance, beginning of period	$7,349	$1,831	$3,476	$9,708	$305	$576	$23,245
Charged-off loans	(10)	—	—	(8)	(44)	(78)	(140)
Recoveries	—	4	—	2	46	12	64
Provision for loan losses	576	(105)	395	(1,301)	49	(29)	(415)
Balance, end of period	$7,915	$1,730	$3,871	$8,401	$356	$481	$22,754

A breakdown of the ALL and the loan portfolio by loan category at June 30, 2022 and December 31, 2021 follows (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
June 30, 2022
Allowance for Loan Losses:
Collectively evaluated for impairment	$7,149	$2,555	$3,271	$7,435	$446	$747	$21,603
Individually evaluated for impairment	—	—	—	—	—	—	—
Purchased credit impaired	—	—	—	29	52	—	81
Balances, end of period	$7,149	$2,555	$3,271	$7,464	$498	$747	$21,684
Loans:
Collectively evaluated for impairment	$1,024,370	$348,326	$205,480	$509,042	$52,576	$78,933	$2,218,727
Individually evaluated for impairment	—	200	9	79	9	—	297
Purchased credit impaired	3,701	9,323	84	1,866	642	193	15,809
Balances, end of period	$1,028,071	$357,849	$205,573	$510,987	$53,227	$79,126	$2,234,833

December 31, 2021
Allowance for Loan Losses:
Collectively evaluated for impairment	$7,075	$2,211	$3,769	$7,376	$321	$555	$21,307
Individually evaluated for impairment	—	200	—	—	—	—	200
Purchased credit impaired	49	1	—	65	76	—	191
Balances, end of period	$7,124	$2,412	$3,769	$7,441	$397	$555	$21,698
Loans:
Collectively evaluated for impairment	$820,204	$313,849	$214,209	$495,114	$45,754	$55,035	$1,944,165
Individually evaluated for impairment	1,151	909	10	250	23	—	2,343
Purchased credit impaired	3,929	11,654	91	2,251	1,034	302	19,261
Balances, end of period	$825,284	$326,412	$214,310	$497,615	$46,811	$55,337	$1,965,769

The following table presents the allocation of the ALL for each respective loan category with the corresponding percentage of the ALL in each category to total loans, net of deferred fees as of June 30, 2022 and December 31, 2021 (in thousands). PPP loans included in commercial and industrial loans in the below table do not have a corresponding ALL as they are fully guaranteed by the SBA:

	June 30, 2022		December 31, 2021
	Amount	Percent of total loans	Amount	Percent of total loans
Commercial real estate	$7,149	0.32%	$7,124	0.36%
Consumer real estate	2,555	0.11	2,412	0.12
Construction and land development	3,271	0.15	3,769	0.19
Commercial and industrial	7,464	0.33	7,441	0.38
Consumer	498	0.02	397	0.02
Other	747	0.03	555	0.03
Total allowance for loan losses	$21,684	0.96%	$21,698	1.10%

The following table presents the Company’s impaired loans that were evaluated for specific loss allowance, excluding purchased credit impaired (“PCI”) loans, as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022			December 31, 2021
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial real estate	$—	$—	$—	$1,151	$1,115	$—
Consumer real estate	200	226	—	255	281	—
Construction and land development	9	9	—	10	11	—
Commercial and industrial	79	120	—	250	298	—
Consumer	9	9	—	23	23	—
Other	—	—	—	—	—	—
Subtotal	297	364	—	1,689	1,728	—
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—
Consumer real estate	—	—	—	654	654	200
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	—	—	—	654	654	200
Total	$297	$364	$—	$2,343	$2,382	$200

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, for the three and six month periods ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2021		June 30, 2022		June 30, 2021
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate	$—	$—	$1,179	$16	$—	$—	$1,182	$32
Consumer real estate	203	—	1,127	—	207	—	1,527	1
Construction and land development	9	—	—	—	9	—	—	—
Commercial and industrial	80	—	64	—	81	—	64	—
Consumer	10	—	2	—	10	—	3	—
Other	—	—	—	—	—	—	—	—
Subtotal	302	—	2,372	16	307	—	2,776	33
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—	—	—
Consumer real estate	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	89	—	—	—	95	—
Consumer	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
Subtotal	—	—	89	—	—	—	95	—
Total	$302	$—	$2,461	$16	$307	$—	$2,871	$33

There was no interest income recognized on a cash basis for impaired loans during the three or six month periods ended June 30, 2022 or 2021.

The following table presents the aging of the recorded investment in past due loans as of June 30, 2022 and December 31, 2021 by class of loans (in thousands):

	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
June 30, 2022
Commercial real estate	$146	$7	$—	$153	$1,024,217	$1,024,370
Consumer real estate	246	336	110	692	347,834	348,526
Construction and land development	52	—	9	61	205,428	205,489
Commercial and industrial	316	52	137	505	508,616	509,121
Consumer	201	25	70	296	52,289	52,585
Other	35	—	26	61	78,872	78,933
Purchased credit impaired	558	121	143	822	14,987	15,809
Total	$1,554	$541	$495	$2,590	$2,232,243	$2,234,833

December 31, 2021
Commercial real estate	$—	$—	$1,115	$1,115	$820,240	$821,355
Consumer real estate	1,806	—	241	2,047	312,711	314,758
Construction and land development	—	—	11	11	214,208	214,219
Commercial and industrial	57	48	268	373	494,991	495,364
Consumer	164	170	26	360	45,417	45,777
Other	—	—	—	—	55,035	55,035
Purchased credit impaired	302	153	459	914	18,347	19,261
Total	$2,329	$371	$2,120	$4,820	$1,960,949	$1,965,769

The following table presents the recorded investment in non-accrual loans, past due loans over 90 days and accruing and troubled debt restructurings (“TDR”) by class of loans as of June 30, 2022 and December 31, 2021 (in thousands):

	Non-Accrual	Past Due Over 90 Days and Accruing	Troubled Debt Restructurings
June 30, 2022
Commercial real estate	$—	$—	$—
Consumer real estate	375	50	—
Construction and land development	9	—	—
Commercial and industrial	242	86	86
Consumer	27	53	—
Other	—	26	—
Purchased credit impaired	1,572	122	—
Total	$2,225	$337	$86

December 31, 2021
Commercial real estate	$—	$1,115	$1,115
Consumer real estate	1,086	54	654
Construction and land development	11	—	—
Commercial and industrial	324	112	63
Consumer	31	10	—
Other	—	—	—
Purchased credit impaired	1,806	89	—
Total	$3,258	$1,380	$1,832

As of June 30, 2022 and December 31, 2021, all loans classified as nonperforming were deemed to be purchased credit impaired or impaired.

As of June 30, 2022 and December 31, 2021, the Company had a recorded investment in TDR of $0.1 million and 1.8 million, respectively. The Company had no specific allowance for those loans at June 30, 2022 or December 31, 2021 and there were no commitments to lend additional amounts. Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s loan policy. Loans accounted for as TDR are individually evaluated for impairment. In accordance with interagency guidance, short term deferrals granted due to the COVID-19 pandemic are not considered TDR unless the borrower was experiencing financial difficulty prior to the pandemic.

The following table presents loans by class modified as TDR that occurred during the three and six months ended June 30, 2022 (dollars in thousands). There were no new TDR identified during the three or six months ended June 30, 2021.

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	Number of contracts	Pre modification outstanding recorded investment	Post modification outstanding recorded investment, net of related allowance	Number of contracts	Pre modification outstanding recorded investment	Post modification outstanding recorded investment, net of related allowance
2022
Commercial and industrial	1	$86	$86	1	$86	$86

There were no TDR for which there was a payment default within twelve months following the modification during the six months ended June 30, 2022 or 2021.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

Purchased Credit Impaired Loans

The following table presents changes in the carrying value of PCI loans (in thousands) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Balance at beginning of period	$17,658	$27,075	$19,261	$28,392
Change due to payments received and accretion	(1,960)	(4,310)	(3,371)	(5,627)
Reclassification of discount to allowance for loan losses	111	—	(81)	—
Balance at end of period	$15,809	$22,765	$15,809	$22,765

The following table presents changes in the accretable yield for PCI loans (in thousands) for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Balance at beginning of period	$5,326	$3,676	$5,763	$4,068
Accretion	(432)	(507)	(869)	(899)
Reclassification from nonaccretable difference	304	—	304	—
Other, net	(206)	—	(206)	—
Balance at end of period	$4,992	$3,169	$4,992	$3,169

NOTE 4 – PREMISES AND EQUIPMENT

The Company leases certain premises and equipment under operating leases. At June 30, 2022, the Company had lease liabilities totaling $11.7 million and right-of-use assets totaling $10.8 million related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. At June 30, 2022, the weighted average remaining lease term for operating leases was 8.5 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.37%.

Lease costs were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Operating lease cost	$557	$511	$1,090	$1,074
Short-term lease cost	—	—	—	—
Variable lease cost	—	—	—	—
Total lease cost	$557	$511	$1,090	$1,074

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the three or six months ended June 30, 2022 or 2021.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows (in thousands):

June 30, 2022
Lease payments due:
2022	$937
2023	1,834
2024	1,543
2025	1,549
2026	1,537
2027 and thereafter	6,252
Total undiscounted cash flows	13,652
Discount on cash flows	(1,919)
Total lease liability	$11,733

NOTE 5 – SHORT TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

The Company had outstanding borrowings totaling $45.0 million as of June 30, 2022 via various FHLB advances. These advances are non-callable; interest payments are due monthly, with principal due at maturity. The Company had no outstanding advances as of December 31, 2021.

The following is a summary of the contractual maturities and average effective rates of outstanding advances (dollars in thousands):

	June 30, 2022
Year	Amount	Interest Rates
2022	45,000	1.56%

Advances from the FHLB are collateralized by investment securities with a market value of $23.4 million and certain commercial and residential real estate mortgage loans totaling $208.1 million under a blanket mortgage collateral agreement. At June 30, 2022, the amount of available credit from the FHLB totaled $116.9 million.

Subordinated Notes

The Company issued $30.0 million of fixed-to-floating rate subordinated notes during the third quarter of 2020, which were recorded net of issuance costs of $0.6 million, that mature June 30, 2030. Beginning on or after June 30, 2025, the Company may redeem the notes, in whole or in part, at their principal amount plus any accrued and unpaid interest. The notes have a fixed interest rate of 5.25% per annum for the first five years. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate (which is expected to be Three-Month Term SOFR) plus 513 basis points. The carrying value of subordinated notes was $29.6 million at June 30, 2022 and $29.5 million at December 31, 2021.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods ended June 30, 2022 and 2021 (in thousands):

Unrealized Gains
and Losses
on Available
for Sale
Securities
Six Months Ended June 30, 2022
Beginning balance	$(1,270)
Other comprehensive loss before reclassification, net of tax	(34,056)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—
Net current period other comprehensive loss	(34,056)
Ending Balance	$(35,326)

Six Months Ended June 30, 2021
Beginning balance	$7,728
Other comprehensive loss before reclassification, net of tax	(5,637)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(10)
Net current period other comprehensive loss	(5,647)
Ending Balance	$2,081

The following amounts were reclassified out of each component of accumulated other comprehensive income (loss) for the three and six months ended June 30, 2022 and 2021 (in thousands):

					Affected Line Item
Details about Accumulated Other	Three Months Ended June 30,		Six Months Ended June 30,		in the Statement Where
Comprehensive Income (Loss) Components	2022	2021	2022	2021	Net Income is Presented
Realized gains on available- for-sale securities	$—	$(13)	$—	$13	Net gain (loss) on sale of securities
	—	3	—	(3)	Income tax (expense) benefit
	$—	$(10)	$—	$10	Net of tax

NOTE 7– INCOME TAXES

The Company’s effective tax rate for the three and six month periods ended June 30, 2022 was 19.6% compared to 19.0% and 20.4% for the three and six months ended June 30, 2021.

The effective tax rate for the three month period ended June 30, 2022 compared favorably to the statutory federal rate of 21% and Tennessee excise tax rate of 6.5% primarily due to investments in qualified municipal securities, company owned life insurance, tax benefits of CapStar Bank’s real estate investment trust subsidiary, community investment tax credits, and tax benefits associated with share-based compensation, net of the effect of certain non-deductible expenses.

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

The following table sets forth outstanding financial instruments whose contract amounts represent credit risk as of June 30, 2022 and December 31, 2021 (in thousands):

	Contract or notional amount
	June 30, 2022	December 31, 2021
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$907,601	$831,075
Standby letters of credit	7,432	10,623
Total	$915,033	$841,698

The Company is party to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims as of June 30, 2022, will not have a material impact on the financial statements of the Company.

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

Interest Rate Swaps

The Company enters into swaps to facilitate customer transactions and meet their financing needs. Upon entering into these transactions the Company enters into offsetting positions with large U.S. financial institutions in order to minimize market risk to the Company. A summary of the Company’s customer related interest rate swaps was as follows (in thousands):

	June 30, 2022		December 31, 2021
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$37,038	$1,477	$54,055	$(1,594)
Pay variable/receive fixed swaps	37,038	(1,477)	54,055	1,594
Total	$74,076	$—	$108,110	$—

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

The net (losses) gains relating to mortgage banking derivative instruments included in mortgage banking income were as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2022	June 30, 2022
Mortgage loan interest rate lock commitments	$401	$(70)
Mortgage-backed securities forward sales commitments	(409)	6
Total	$(8)	$(64)

The amount and fair value of mortgage banking derivatives included in the consolidated balance sheets were as follows (in thousands):

	June 30, 2022		December 31, 2021
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Included in other assets:
Mortgage loan interest rate lock commitments	$59,522	$626	$50,281	$696
Included in other liabilities:
Mortgage-backed securities forward sales commitments	$43,500	$(154)	$43,000	$(160)

NOTE 10 – STOCK OPTIONS AND RESTRICTED SHARES

On April 23, 2021, the shareholders of CapStar Financial Holdings, Inc. approved the 2021 Stock Incentive Plan (the "Plan"). The Plan provides for the grant of stock-based incentives, including stock options, restricted stock units, performance awards and restricted stock, to employees, directors and service providers that are subject to forfeiture until vesting conditions have been satisfied by the award recipient under the terms of the award. The Plan is intended to help align the interests of employees and our shareholders and reward our employees for improved Company performance. A total of 1,168,543 shares of stock were reserved for issuance under the Plan. Stock incentives include both restricted share and stock option grants. Total shares issuable under the plan were 1,102,218 as of June 30, 2022.

The Company has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other noninterest expense for directors, in the consolidated statements of income as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Stock-based compensation expense before income taxes	$325	$447	$713	$796
Less: deferred tax benefit	(85)	(117)	(186)	(208)
Reduction of net income	$240	$330	$527	$588

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

The recipients have the right to vote and receive dividends but cannot sell, transfer, assign, pledge, hypothecate, or otherwise encumber the restricted stock until the shares have vested. A summary of the changes in the Company’s nonvested restricted shares for the six months ended June 30, 2022 follows:

		Weighted
		Average
	Restricted	Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at beginning of period	177,020	$14.00
Granted	76,539	21.41
Vested	(27,836)	16.10
Forfeited	(10,583)	14.00
Nonvested at end of period	215,140	$16.36

As of June 30, 2022, there was $2.2 million of unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the six months ended June 30, 2022 was $0.6 million.

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

A summary of the activity in stock options for the six months ended June 30, 2022 follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at beginning of period	130,245	$11.96
Granted	—	—
Exercised	(5,800)	8.79
Forfeited or expired	—	—
Outstanding at end of period	124,445	$12.11	4.5
Fully vested and expected to vest	124,445	$12.11	4.5
Exercisable at end of period	124,445	$12.11	4.5

Information related to stock options during each year follows:

	2022	2021
Intrinsic value of options exercised	$71,340	$748,558
Cash received from option exercises	50,982	1,025,496
Tax benefit realized from option exercises	18,648	148,312
Weighted average fair value of options granted	—	—

As of June 30, 2022, all compensation cost related to stock options granted under the Plan has been recognized.

NOTE 11 – REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by the Federal Reserve and the Bank is also subject to the regulatory capital requirements of the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that could, in that event, have a material adverse effect on the institutions’ financial statements. The relevant regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting principles. The capital classifications of the Company and the Bank are also subject to qualitative judgments by their regulators about components, risk weightings, and other factors. Those qualitative judgments could also affect the capital status of the Company and the Bank and the amount of dividends the Company and the Bank may distribute. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2022, the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

The Company’s and the Bank’s capital amounts and ratios as of June 30, 2022 and December 31, 2021 are presented in the following table (dollars in thousands).

	Actual		Minimum capital requirement (1)		Minimum to be well-capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2022:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$396,660	14.79%	$214,487	8.0%	N/A	N/A
CapStar Bank	384,194	14.34	214,387	8.0	$267,983	10%
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	345,058	12.87	160,865	6.0	N/A	N/A
CapStar Bank	362,191	13.52	160,790	6.0	214,387	8.00
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	345,058	12.87	120,649	4.5	N/A	N/A
CapStar Bank	345,691	12.90	120,592	4.5	174,189	6.50
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	345,058	11.10	124,395	4.0	N/A	N/A
CapStar Bank	362,191	11.66	124,276	4.0	155,345	5.00

At December 31, 2021:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$384,116	16.29%	$188,610	8.0%	N/A	N/A
CapStar Bank	370,919	15.74	188,471	8.0	$235,589	10.0
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	332,567	14.11	141,458	6.0	N/A	N/A
CapStar Bank	348,902	14.81	141,354	6.0	188,471	8.0
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	332,567	14.11	106,093	4.5	N/A	N/A
CapStar Bank	332,402	14.11	106,015	4.5	153,133	6.5
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	332,567	10.69	124,437	4.0	N/A	N/A
CapStar Bank	348,902	11.23	124,246	4.0	155,308	5.0

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

NOTE 12 – EARNINGS PER SHARE

The following is a summary of the basic and diluted earnings per share calculation for the three and six month periods ended June 30, 2022 and 2021 (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Basic net income per share calculation:
Numerator – Net income	$9,972	$12,076	$20,645	$23,106
Denominator – Average common shares outstanding	22,022,109	22,133,759	22,109,737	22,089,874
Basic net income per share	$0.45	$0.55	$0.93	$1.05
Diluted net income per share calculation:
Numerator – Net income	$9,972	$12,076	$20,645	$23,106
Denominator – Average common shares outstanding	22,022,109	22,133,759	22,109,737	22,089,874
Dilutive shares contingently issuable	52,151	65,070	54,217	48,178
Average diluted common shares outstanding	22,074,260	22,198,829	22,163,954	22,138,052
Diluted net income per share	$0.45	$0.54	$0.93	$1.04

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

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Appraisals may be adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and/or management’s expertise and knowledge of the collateral. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The Company had no other real estate owned carried at fair value at June 30, 2022 or December 31, 2021.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair value measurements at June 30, 2022
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U. S. government agency securities	$14,803	$—	$14,803	$—
State and municipal securities	69,712	—	69,712	—
Mortgage-backed securities	280,216	—	280,216	—
Asset-backed securities	3,252	—	3,252	—
Other debt securities	69,437	—	69,437	—
Loans held for sale	21,764	—	21,764	—
Derivative assets:
Non-hedging derivatives:
Interest rate swaps - customer related	1,477	—	1,477	—
Mortgage loan interest rate lock commitments	626	—	—	626
Liabilities:
Derivative liabilities:
Non-hedging derivatives:
Derivative Liabilities - customer related	(1,477)	—	(1,477)	—
Mortgage-backed securities forward sales commitments	154	—	154	—

	Fair value measurements at December 31, 2021
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U. S. government agency securities	$11,503	$—	$11,503	$—
State and municipal securities	82,560	—	82,560	—
Mortgage-backed securities	293,607	—	293,607	—
Asset-backed securities	3,339	—	3,339	—
Other debt securities	68,387	—	68,387	—
Loans held for sale	37,306	—	37,306	—
Derivative assets:
Non-hedging derivatives:
Interest rate swaps - customer related	1,594	—	1,594	—
Mortgage loan interest rate lock commitments	696	—	—	696
Liabilities:
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps - customer related	(1,594)	—	(1,594)	—
Mortgage-backed securities forward sales commitments	(160)	—	(160)	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2022 and 2021 (in thousands):

	Mortgage Loan Interest Rate
	Lock Commitments
	2022	2021

Balance of recurring Level 3 assets at January 1st	$696	$2,607
Total gains or losses for the period:
Included in mortgage banking income	(70)	(1,307)
Balance of recurring Level 3 assets at June 30th	$626	$1,300

The following table presents quantitative information about recurring Level 3 fair value measurements (dollars in thousands):

				Range
	Fair	Valuation		(Weighted-
June 30, 2022	Value	Technique(s)	Unobservable Input(s)	Average)
Assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	$626	Consensus pricing	Origination pull-through rate	67% - 100% (90%)

				Range
	Fair	Valuation		(Weighted-
December 31, 2021	Value	Technique(s)	Unobservable Input(s)	Average)
Assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	$696	Consensus pricing	Origination pull-through rate	60% - 98% (80%)

There were no assets measured at fair value on a nonrecurring basis as of June 30, 2022. Assets measured at fair value on a nonrecurring basis as of December 31, 2021 are summarized below (in thousands).

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

Fair Value of Financial Instruments

The carrying value and estimated fair values of the Bank’s financial instruments at June 30, 2022 and December 31, 2021 were as follows (in thousands):

	June 30, 2022		December 31, 2021
	Carrying		Carrying		Fair value
	amount	Fair value	amount	Fair value	level of input
Financial assets:
Cash and due from banks, interest-bearing deposits in financial institutions	$113,825	$113,825	$395,225	$395,225	Level 1
Federal funds sold	—	—	19,900	19,900	Level 1
Securities available-for-sale	437,420	437,420	459,396	459,396	Level 2
Securities held-to-maturity	1,769	1,775	1,782	1,830	Level 2
Loans held for sale	85,884	86,911	83,715	84,934	Level 2
Restricted equity securities	16,616	N/A	14,453	N/A	N/A
Loans held for investment	2,234,833	2,233,939	1,965,769	1,963,803	Level 3
Accrued interest receivable	8,017	8,017	7,376	7,376	Level 2
Other assets	91,280	91,280	91,064	91,064	Level 2 / Level 3
Financial liabilities:
Deposits	2,630,487	2,412,683	2,684,281	2,517,856	Level 3
Subordinated notes and Federal Home Loan bank advances and other borrowings	74,599	75,420	29,532	30,477	Level 2
Other liabilities	1,710	1,710	1,842	1,842	Level 3

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

(c) Loans held for sale

Loans held for sale include residential mortgage loans, the guaranteed portion of SBA loans, and Tri-Net loans. The fair value of residential mortgage and SBA loans held for sale is measured using an exit price notion. The fair value of Tri-Net loans held for sale is measured using an exit price notion in as much as observable market data is available. Where there is no observable market data, the fair value of Tri-Net loans held for sale is estimated using discounted cash flow models.

(d) Loans held for investment

The fair value of loans held for investment is measured using an exit price notion. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our financial condition at June 30, 2022 and December 31, 2021 and our results of operations for the three and six months ended June 30, 2022 and 2021. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere in this Report and our 2021 10-K. Annualized results for interim periods may not be indicative of results for the full year or future periods.

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

Overview

The second quarter of 2022 resulted in $0.45 diluted net income per share of common stock, a decrease of 16.7% compared to the second quarter of 2021. Annualized return on average assets was 1.28% for the second quarter of 2022 compared to 1.57% for the same period in 2021.

For the six months ended June 30, 2022, diluted net income per share of common stock was $0.93, a decrease of 10.6% compared to the same period in 2021. Annualized return on average assets was 1.33% for the six months ended June 30, 2022 compared to 1.51% for the same period in 2021.

At June 30, 2022, loans held for investment increased to $2.23 billion, as compared to $1.97 billion at December 31, 2021. Included within the increase for the second quarter was $106.9 million of Tri-Net loans transferred from loans held for sale to loans held for investment. Total deposits decreased to $2.63 billion at June 30, 2022 from $2.68 billion at December 31, 2021.

As of June 30, 2022, the outstanding balance of loans originated under the SBA’s Paycheck Protection Program (“PPP”) totaled approximately $0.9 million and was included in commercial and industrial loans.

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

Net interest income increased $1.4 million, or 6.1%, for the three months ended June 30, 2022, compared to the same period in 2021 and increased $0.4 million, or 0.8% for the six months ended June 30, 2022 compared to the same period in 2021. Net interest margin increased to 3.41% for the three months ended June 30, 2022, compared with 3.26% for the same period of 2021 and remained flat at 3.19% for the six months ended June 30, 2022 and 2021. The three month increase primarily resulted from continued increases in interest rates and the positive mix shift in average earning assets.

The three months ended June 30, 2022 yielded a $0.8 million provision compared to a ($1.1) million provision being recorded for the comparable period of 2021. The increase in provision was primarily attributable to strong loan growth.

Total noninterest income for the second quarter of 2022 decreased $4.0 million, or 40.5%, compared with the same period in 2021, and comprised 19% of total revenues, defined as net interest income plus noninterest income. For the six months ended June 30, 2022, total noninterest income decreased $4.9 million, or 24.8%, compared to the same period in 2021, and comprised 25% of total revenues for the six months ended June 30, 2022. Decreases across comparable periods were primarily attributable to declines in mortgage and Tri-Net division revenues as the recent rapid rise in interest rates has decreased demand.

Total noninterest expense for the three months ended June 30, 2022 decreased $2.0 million, or 10.5%, compared to the same period in 2021, and decreased $1.7 million, or 4.6%, for the six months ended June 30, 2022 when compared to 2021. The decreases were primarily driven by lower incentive expense included within salaries and employee benefits. Our efficiency ratio for the three months ended June 30, 2022 was 56.32% compared to 57.97% for the same period in 2021. For the six months ended June 30, 2022 our efficiency ratio was 57.49% compared to 56.05% for the same period in 2021.

Common equity tier 1 capital to risk weighted assets, summarized in Note 11 of the consolidated financial statements, is a useful measure in evaluating the quality and adequacy of capital. Our consolidated ratio of common equity tier 1 capital to risk weighted assets was 12.87% as of June 30, 2022, compared with 14.11% at December 31, 2021.

The following sections provide more details on subjects presented in this overview.

(a)
Results of Operations

The following is a summary of our results of operations:

			2022 - 2021			2022 - 2021
	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Increase	June 30,		Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Interest income	$26,489	$24,832	6.7%	$49,273	$49,110	0.3%
Interest expense	2,049	1,800	13.8%	3,693	3,897	-5.2%
Net interest income	24,440	23,032	6.1%	45,580	45,213	0.8%
Provision for loan losses	843	(1,065)	-179.2%	59	(415)	-114.2%
Net interest income after provision for loan losses	23,597	24,097	-2.1%	45,521	45,628	-0.2%
Noninterest income	5,876	9,883	-40.5%	14,965	19,897	-24.8%
Noninterest expense	17,075	19,080	-10.5%	34,810	36,492	-4.6%
Net income before income taxes	12,398	14,900	-16.8%	25,676	29,033	-11.6%
Income tax expense	2,426	2,824	-14.1%	5,031	5,927	-15.1%
Net income	$9,972	$12,076	-17.4%	$20,645	$23,106	-10.7%

Basic net income per share of common stock	$0.45	$0.55	-18.2%	$0.93	$1.05	-11.4%
Diluted net income per share of common stock	$0.45	$0.54	-16.7%	$0.93	$1.04	-10.6%

Annualized return on average assets and annualized return on average shareholders’ equity were 1.28% and 11.08%, respectively, for the second quarter of 2022, compared with 1.57% and 13.50%, respectively, for the same period in 2021.

Annualized return on average assets and annualized return on average shareholders’ equity were 1.33% and 11.24%, respectively, for the six months ended June 30, 2022, compared with 1.51% and 13.13%, respectively, for the same period in 2021.

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

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and six month periods ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,
	2022			2021
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$2,147,750	$22,755	4.25%	$1,938,819	$21,412	4.43%
Loans held for sale	114,223	1,020	3.58%	147,912	1,160	3.14%
Securities:
Taxable investment securities (2)	417,526	2,095	2.01%	446,696	1,800	1.61%
Investment securities exempt from federal income tax (3)	55,641	319	2.92%	61,899	356	2.91%
Total securities	473,167	2,414	2.11%	508,595	2,156	1.77%
Cash balances in other banks	144,533	286	0.80%	235,212	101	0.17%
Funds sold	7,950	14	0.70%	18,319	3	0.06%
Total interest-earning assets	2,887,623	26,489	3.69%	2,848,857	24,832	3.51%
Noninterest-earning assets	241,241			229,891
Total assets	$3,128,864			$3,078,748
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$915,837	638	0.28%	$927,210	379	0.16%
Savings and money market deposits	670,144	467	0.28%	589,006	295	0.20%
Time deposits	350,929	454	0.52%	424,226	732	0.69%
Total interest-bearing deposits	1,936,910	1,559	0.32%	1,940,442	1,406	0.29%
Borrowings and repurchase agreements	70,516	490	2.79%	29,467	394	5.36%
Total interest-bearing liabilities	2,007,426	2,049	0.41%	1,969,909	1,800	0.37%
Noninterest-bearing deposits	727,705			721,751
Total funding sources	2,735,131			2,691,660
Noninterest-bearing liabilities	32,583			28,238
Shareholders’ equity	361,150			358,850
Total liabilities and shareholders’ equity	$3,128,864			$3,078,748
Net interest spread (4)			3.28%			3.14%
Net interest income/margin (5)		$24,440	3.41%		$23,032	3.26%

Footnotes appear below second table

	For the Six Months Ended June 30,
	2022			2021
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$2,075,148	$42,353	4.12%	$1,934,107	$42,135	4.39%
Loans held for sale	102,259	1,788	3.53%	156,342	2,451	3.16%
Securities:
Taxable investment securities (2)	421,810	4,006	1.90%	439,090	3,559	1.62%
Investment securities exempt from federal income tax (3)	56,415	644	2.89%	63,260	728	2.91%
Total securities	478,225	4,650	2.02%	502,350	4,287	1.78%
Cash balances in other banks	224,782	458	0.41%	266,791	234	0.18%
Funds sold	14,016	24	0.34%	9,286	3	0.07%
Total interest-earning assets	2,894,430	49,273	3.44%	2,868,876	49,110	3.47%
Noninterest-earning assets	246,595			209,870
Total assets	$3,141,025			$3,078,746
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$932,483	1,074	0.23%	$935,883	826	0.18%
Savings and money market deposits	665,459	797	0.24%	586,312	608	0.21%
Time deposits	358,805	938	0.53%	441,209	1,663	0.76%
Total interest-bearing deposits	1,956,747	2,809	0.29%	1,963,404	3,097	0.32%
Borrowings and repurchase agreements	50,145	884	3.55%	31,661	800	5.09%
Total interest-bearing liabilities	2,006,892	3,693	0.37%	1,995,065	3,897	0.39%
Noninterest-bearing deposits	727,918			699,464
Total funding sources	2,734,810			2,694,529
Noninterest-bearing liabilities	35,673			29,429
Shareholders’ equity	370,542			354,788
Total liabilities and shareholders’ equity	$3,141,025			$3,078,746
Net interest spread (4)			3.07%			3.08%
Net interest income/margin (5)		$45,580	3.19%		$45,213	3.19%

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

The net interest margin was 3.41% and 3.26% for the second quarters of 2022 and 2021, respectively. For the six months ended June 30, 2022 the net interest margin was 3.19%, flat compared to the comparable period of 2021. Both quarter and year to date periods in 2022 benefitted from a mix shift in interest earning assets as excess liquidity was deployed to fund loan growth. These improvements were partially and wholly offset for the three and six months ended June 30, 2022, respectively, by a $2.7 million and $4.9 million decline in PPP fees.

For the six month period ended June 30, 2022, average security yields increased 24 basis points to 2.02% when compared to 2021, while for the three months ended June 30, 2022, the average security yields benefitted from increasing market interest rates improving 34 basis points to 2.11% when compared to the three months ended June 30, 2021.

Average noninterest bearing deposits represented 27.3% and 27.1% of total average deposits for the three and six month periods ending June 30, 2022 were relatively flat, versus the three and six month periods ending June 30, 2021. Deposit costs increased across all periods for interest-bearing transaction accounts and savings and money market accounts, while longer-term time deposit costs decreased as higher yielding time deposits matured. Average funding sources for the three and six month periods ended June 30, 2022 remained flat at $2.7 billion compared to the similar periods in 2021. A key longer-term strategic initiative is to create a stronger deposit-led culture with an emphasis on lower cost relationship-based deposits.

The average rate paid on interest-bearing liabilities was 0.41% for the second quarter compared to 0.37% for June 30, 2021. For the six months ended June 30, 2022 and 2021, the average rate paid on interest-bearing liabilities was 0.37% and 0.39%, respectively.

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

At June 30, 2022, our EAR static simulation results indicated that our balance sheet is asset sensitive to parallel shifts in interest rates. This indicates that our assets generally reprice faster than our liabilities, which results in a favorable impact to net interest income when market interest rates increase and an unfavorable impact to net interest income when market interest rates decline. Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity, and key rate drivers. Because of the inherent use of these estimates and assumptions in the model, our actual results may, and most likely will, differ from our static EAR results. In addition, static EAR results do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates or client behavior. For example, as part of our asset/liability management strategy, management has the ability to increase asset duration and/or decrease liability duration in order to reduce asset sensitivity, or to decrease asset duration and/or increase liability duration in order to increase asset sensitivity.

The following table illustrates the results of our EAR analysis to determine the extent to which our net interest income over the next 12 months would change if prevailing interest rates increased or decreased immediately by the specified amounts.

Net interest income change
Increase 200bp	2.6%
Increase 100bp	2.1
Decrease 100bp	(6.9)

Provision for Loan Losses

Our policy is to maintain an allowance for loan losses at a level sufficient to absorb probable incurred losses in the loan portfolio. The allowance is increased by a provision for loan losses, which is a charge to earnings, is decreased by charge offs and increased by loan recoveries. While our policies and procedures used to estimate the allowance for loan losses, as well as the resultant provision for loan losses charged to operations, are considered adequate by management, they are necessarily approximate and imprecise. There are factors beyond our control, such as conditions in the local and national economy, local real estate markets, or particular industry or borrower-specific conditions, which may materially and negatively impact our asset quality and the adequacy of our allowance for loan losses and, thus, the resulting provision for loan losses. Provision expense is impacted by macroeconomic factors, the absolute level of loans, loan growth, the credit quality of the loan portfolio and the amount of net charge-offs.

The provision for loan losses amounted to $0.8 million and $0.1 million, respectively, for the three and six month periods ended June 30, 2022 compared to ($1.1) million and ($0.4) million, respectively, for the three and six month periods ended June 30, 2021. The provision was a result of continued strong loan growth. Net charge-offs for the three and six months ended June 30, 2022 were $16 thousand and $73 thousand, respectively, compared to $58 thousand and $76 thousand for the three and six comparable periods of 2021, respectively. The allowance for loan losses at June 30, 2022 was 0.96% of total loans held for investment compared to 1.10% as of December 31, 2021.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

			2022 - 2021			2022 - 2021
	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Increase	June 30,		Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Noninterest income:
Deposit service charges	$1,182	$1,109	6.6%	$2,324	$2,211	5.1%
Interchange and debit card transaction fees	1,336	1,227	8.9%	2,558	2,318	10.4%
Mortgage banking	1,705	3,910	(56.4)%	3,671	8,625	(57.4)%
Tri-Net	(73)	1,536	(104.8)%	2,098	2,679	(21.7)%
Wealth management	459	471	(2.5)%	899	931	(3.4)%
SBA lending	273	377	(27.6)%	494	870	(43.2)%
Net gain (loss) on sale of securities	—	(13)	(100.0)%	—	13	(100.0)%
Other noninterest income	994	1,266	(21.5)%	2,921	2,250	29.8%
Total noninterest income	$5,876	$9,883	(40.5)%	$14,965	$19,897	(24.8)%

Deposit service charges were up slightly for the three and six months ended June 30, 2022 compared to the same period in 2021. These amounts originate from our commercial and consumer deposit accounts.

Interchange and debit card transaction fees fluctuate based upon transaction volumes, which were slightly higher for the three and six months ended June 30, 2022 compared to the same period in 2021. This increase is attributable to an emphasis on electronic banking and continued growth in deposits and volume of our commercial and consumer deposit accounts.

Mortgage banking income consists of mortgage fee income from the origination and sale of mortgage loans. These mortgage fees are for loans originated in our markets that are subsequently sold to third-party investors. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from period to period as the rate environment changes, though the Company benefits from our strong markets and focus on purchase transactions. The Company expects near-term mortgage revenue to reflect reduced demand and thinner spreads due to the recent rapid rise in mortgage rates.

Tri-Net represents a line of business which originates and sells commercial real estate loans to third-party investors. All of these loan sales transfer servicing rights to the buyer. Tri-Net revenue for the three and six month period ended June 30, 2022 decreased 104.8% and 21.7%, respectively, when compared to the same periods of 2021. The decreases are attributable to the adverse impact of rapidly rising interest rates on pricing and investor demand. As a result of this impact, the Company transferred $106.9 million of Tri-Net loans from loans held for sale to loans held for investment. Similar to the Company's mortgage division, the Company anticipates continued near-term challenges in a volatile rate environment. Additionally, the Company has paused further commitments to originate such loans early in the third quarter, and given the recent reduction in demand for subsequent sales of such loans, the Company is evaluating the market to sell these loans or transferring them to loans held for investment, either of which could result in recognizing a loss on the sale of the loans or carrying the loans at a discount on the balance sheet. As a result, as noted within “Notes to Consolidated Financial Statements (Unaudited) – Note 1 – Summary of Significant Accounting Policies – Subsequent Events”, the Company entered into a letter of intent on July 28, 2022 to sell $64.8 million in Tri-Net loans held for sale. Given substantial changes in market demand those loans will be sold at a loss of approximately $1.2 million after tax. Upon finalizing this sale in the third quarter of 2022, the Company will have approximately $33.5 million remaining of closed or unclosed Tri-Net loans, which are subject to potential losses. In addition, the Company is pursuing hedging strategies to mitigate market risk in the future and will only restart originations when clear indications of market stabilization and liquidity normalization are observed.

Wealth management income is derived from advisory services offered to specific customers. The activity for the three and six month periods ended June 30, 2022 declined slightly compared to the same periods in 2021. Any changes in activity are mostly driven by transaction volume, which can fluctuate from period to period.

Noninterest income for SBA lending, which represents gains on sales of guaranteed portions of SBA loans, declined 27.6% and 43.2% for the three and six month periods ended June 30, 2022, respectively, when compared to the same period in 2021, as the division continues to build consistency in earnings.

Other noninterest income primarily consists of loan related fees, bank-owned life insurance, and other service-related fees. The largest driver of the decrease in the second quarter of 2022 compared to 2021 relates to declines in title revenue and loan fees. The increase over the six months ended June 30, 2022 compared to 2021 relates to $0.9 million in death benefit income from bank-owned life insurance policies.

Noninterest Expense

The following table presents the primary components of noninterest expense for the periods indicated.

			2022 - 2021			2022 - 2021
	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Increase	June 30,		Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Noninterest expense:
Salaries and employee benefits	$9,209	$10,803	(14.8)%	$19,478	$20,229	(3.7)%
Data processing and software	2,847	3,070	(7.3)%	5,494	5,898	(6.8)%
Occupancy	1,076	1,057	1.8%	2,174	2,165	0.4%
Equipment	783	980	(20.1)%	1,492	1,880	(20.6)%
Professional services	506	460	10.0%	1,185	1,165	1.7%
Regulatory fees	265	211	25.6%	545	467	16.7%
Acquisition related expenses	—	256	(100.0)%	—	323	(100.0)%
Amortization of intangibles	430	493	(12.8)%	876	1,001	(12.5)%
Other operating	1,959	1,750	11.9%	3,566	3,364	6.0%
Total noninterest expense	$17,075	$19,080	(10.5)%	$34,810	$36,492	(4.6)%

The decreases in salaries and employee benefits were driven primarily by lower incentive expense included within salaries and employee benefits. At June 30, 2022, our associate base increased to 391 compared to 383 at June 30, 2021.

Our efficiency ratio was 56.32% and 57.49% for the three and six months ended June 30, 2022, respectively, versus 57.97% and 56.05%, respectively, for the comparable periods ended June 30, 2021. The efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income and measures the amount of expense that is incurred to generate a dollar of revenue. Overall, noninterest expense has declined due to the lower incentive expense as well as the Company's continued focus on expense discipline and operational improvements.

Income Tax Provision

The Company’s effective tax rate for the three and six month periods ended June 30, 2022 was 19.6% compared to 19.0% and 20.4% for the three and six month periods ended June 30, 2021.

The effective tax rate for the three months ended June 30, 2022 compared favorably from the statutory tax rate due to our investments in qualified municipal securities, tax benefits from our real estate investment trust, company owned life insurance, state tax credits, net of the effect of certain non-deductible expenses, and the recognition of excess tax benefits related to stock compensation. The Company anticipates its effective tax rate for 2022 to be approximately 20.0 percent.

(b) Financial Condition

Balance Sheet

Total assets decreased $36.5 million, or 1.2%, from $3.13 billion on December 31, 2021 to $3.10 billion on June 30, 2022. Loans held for investment grew $269.1 million, or 13.7%, in the first six months of 2022. Excluding PPP loans and the Tri-Net transfer, end of period loans held for investment, increased $187.7 million, or 19.4% annualized, for the same period.

Total liabilities remained relatively flat at $2.74 billion at June 30, 2022 when compared to $2.75 billion at December 31, 2021. Deposits decreased $53.8 million, or 2.0%.

Our growth in cash, loans and deposits continues to be significantly influenced by inflation, volatility in the interest rate environment, and funding through the Company's correspondent banking customers.

Loans

The composition of loans at June 30, 2022 and December 31, 2021 and the percentage of each classification to total loans are summarized as follows:

	June 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Commercial real estate - owner occupied	$241,461	10.8%	$209,261	10.6%
Commercial real estate - non-owner occupied	786,610	35.2%	616,023	31.3%
Consumer real estate	357,849	16.0%	326,412	16.6%
Construction and land development	205,573	9.2%	214,310	10.9%
Commercial and industrial	510,987	22.9%	497,615	25.3%
Consumer	53,227	2.4%	46,811	2.4%
Other	79,126	3.5%	55,337	2.8%
Total loans	$2,234,833	100.0%	$1,965,769	100.0%

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

At June 30, 2022, our loan portfolio composition remained relatively consistent with the composition at December 31, 2021. Our primary focus has been on commercial and industrial and commercial real estate lending, which constituted 69% of our loan portfolio as of June 30, 2022. Although we expect continued growth with respect to our loan portfolio, we do not expect any significant changes over the foreseeable future in the composition of our loan portfolio or in our emphasis on commercial lending. Our loan growth since inception has been reflective of the target market that we serve. The commercial real estate category includes owner-occupied and non-owner occupied properties. The repayment of owner-occupied properties is largely dependent on the operations of the tenant, while non-owner occupied properties is dependent upon the operation, refinance, or sale of the underlying real estate.

Non-Performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

	June 30, 2022	December 31, 2021
Non-accrual loans	$2,225	$3,258
Troubled debt restructurings	86	1,832
Loans past due over 90 days and still accruing	337	1,380

Non-performing loans	2,225	3,258
Other real estate owned	165	266
Non-performing assets	2,390	3,524
Non-performing loans to loans held for investment	0.10%	0.17%
Non-performing assets to total assets	0.08%	0.12%

The following table sets forth the major classifications of non-accrual loans:

	June 30, 2022	December 31, 2021
Commercial real estate	$—	$—
Consumer real estate	375	1,086
Construction and land development	9	11
Commercial and industrial	242	324
Consumer	27	31
Other	—	—
Purchased credit impaired	1,572	1,806
Total loans	$2,225	$3,258

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

Our most liquid assets are comprised of cash and due from banks, interest-bearing deposits in financial institutions, available-for-sale marketable investment securities and federal funds sold. Interest-bearing deposits in financial institutions totaled $76.4 million at June 30, 2022, representing a decrease of $270.6 million from $347.0 million at December 31, 2021 as the Company deployed excess liquidity to fund loan growth. The fair value of the available-for-sale investment portfolio was $437.4 million at June 30, 2022, a $22 million decrease from December 31, 2021. We pledge portions of our investment securities portfolio to secure public fund deposits, derivative positions and Federal Home Loan Bank advances. At June 30, 2022, total investment securities pledged for these purposes comprised 49% of the estimated fair value of the investment portfolio, leaving $222.3 million of unpledged securities.

Other sources of funds available to meet daily needs include $116.9 million of borrowing capacity from the FHLB of Cincinnati, $319.0 million of borrowing capacity from the Federal Reserve Bank of Atlanta’s discount window and federal funds lines with correspondent banks totaling $165.0 million at June 30, 2022.

The principal source of cash for CapStar Financial Holdings, Inc. (the “Parent Company”) is dividends paid to it as the sole shareholder of the Bank. At June 30, 2022, the Bank was able to pay up to $85.0 million in dividends to the Parent Company without regulatory approval subject to the ongoing capital requirements of the Bank.

Accordingly, management currently believes that our funding sources are at sufficient levels to satisfy our short-term and long-term liquidity needs.

(d) Capital Resources

At June 30, 2022, shareholders’ equity totaled $357.7 million, a decrease of $22.4 million from December 31, 2021. The decrease was driven by a decline in the fair value of available for sale securities included within other comprehensive income, which more than offset a $17.1 million increase in retained earnings. As of June 30, 2022, the Company and the Bank were well-capitalized under the regulatory framework for prompt corrective action.

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

(e) Non-GAAP Financial Measures

This Report may include the following financial measures that have been prepared other than in accordance with U.S. GAAP (“non-GAAP financial measures”): tangible common equity, tangible book value per share of common stock, tangible book value per share of common stock less after-tax unrealized available for sale investment (gains) losses, tangible common equity to tangible assets, and tangible common equity to tangible assets less after-tax unrealized available for sale investment (gains) losses. The Company believes that these non-GAAP financial measures (i) provide useful information to management and investors that is supplementary to its financial condition, results of operations and cash flows computed in accordance with U.S. GAAP, (ii) enable a more complete understanding of factors and trends affecting the Company’s business, and (iii) allow investors to evaluate the Company’s performance in a manner similar to management, the financial services industry, bank stock analysts and bank regulators; however, the Company acknowledges that its non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with U.S. GAAP, and they are not necessarily comparable to non-GAAP financial measures that other companies use.

The following table presents a reconciliation of these measures to the most directly comparable U.S. GAAP financial measures.

(dollars in thousands, except share and per share data)	June 30, 2022	December 31, 2021
Tangible Equity:
Total shareholders' equity	$357,735	$380,094
Less: intangible assets	(46,883)	(47,759)
Tangible equity	$310,852	$332,335

Tangible book value per share of common stock:
Tangible equity	$310,852	$332,335
Total shares of common stock outstanding	21,934,554	22,166,129
Tangible book value per share of common stock	$14.17	$14.99

Tangible book value per share of common stock less after-tax unrealized available for sale investment (gains) losses:
Total shareholders' equity	$357,735	$380,094
Less: intangible assets	(46,883)	(47,759)
Add: after-tax unrealized available for sale investment (gains) losses	37,034	2,978
Tangible equity less after-tax unrealized available for sale investment (gains) losses	$347,886	$335,313
Total shares of common stock outstanding	21,934,554	22,166,129
Tangible book value per share of common stock less after-tax unrealized available for sale investment (gains) losses	$15.86	$15.13

Tangible common equity to tangible assets:
Tangible equity	$310,852	$332,335

Assets	$3,096,537	$3,133,046
Less: intangible assets	(46,883)	(47,759)
Tangible assets	$3,049,654	$3,085,287
Tangible common equity to tangible assets	10.19%	10.77%

Tangible common equity to tangible assets less after-tax unrealized available for sale investment (gains) losses:
Tangible equity less after-tax unrealized available for sale investment (gains) losses	$347,886	$335,313

Tangible assets	$3,049,654	$3,085,287
Add: after-tax unrealized available for sale investment (gains) losses	37,034	2,978
Tangible assets less after-tax unrealized available for sale investment (gains) losses	$3,086,688	$3,088,265
Tangible common equity to tangible assets less after-tax unrealized available for sale investment (gains) losses	11.27%	10.86%

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

ASU 2022-02 ― Financial Instruments- Credit Losses- Troubled Debt Restructurings and Vintage Disclosures:

In March 2022, the FASB issued troubled debt restructurings accounting guidance requiring entities to evaluate whether a modification provided to a borrower results in a new loan or continuation of an existing loan. The amendments enhance existing disclosures and require new disclosures for receivables when there has been a modification in contractual cash flows due to a borrower experiencing financial difficulties. Additionally, the amendments require public business entities to disclose gross charge-off information by year of origination in the vintage disclosures. The guidance is effective for entities that have adopted ASU 2016-13 for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early adoption is permitted, including early adoption in an interim period. An entity should apply ASU 2022-02 prospectively. If an entity elects to early adopt ASU 2022-02 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes the interim period. The Company is assessing ASU 2022-02 and its impact on its financial statements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our market risk as of June 30, 2022 from that presented in our 2021 10-K. Information about our interest rate sensitivity is included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Simulation Sensitivity Analysis” of this Report and incorporated herein by this reference.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table shows information relating to the repurchase of shares of common stock by the Company during the three months ended June 30, 2022.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan (1)	Maximum remaining dollar value of shares that may be purchased under the plan
April 1 - April 30	108	$20.69	108	$27.00 million
May 1 - May 31	155	20.12	155	$23.89 million
June 1 - June 30	—	—	—	$23.89 million
Total	263	$20.35	263	$23.89 million

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

10.1†

Executive Employment Agreement, dated April 21, 2022, between CapStar Financial Holdings, Inc., CapStar Bank, and Timothy K. Schools (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2022)

10.2†

Executive Employment Agreement, dated April 21, 2022, between CapStar Financial Holdings, Inc., CapStar Bank, and Christopher Tietz (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2022).

10.3†

Executive Employment Agreement, dated June 1, 2022, between CapStar Financial Holdings, Inc., CapStar Bank, and Michael J. Fowler, John A. Davis, Kevin L. Lambert, Jennie L. O'Bryan, and Amy C. Goodin (incorporated by reference herein to Exhibit 10.1-10.5 to the Company’s Current Report on Form 8-K filed on June 6, 2022)

31.1

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

101

Interactive data files for Capstar Financial Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Comprehensive Income (unaudited); (iv) the Consolidated Statements in Shareholders’ Equity (unaudited); (v) the Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from Capstar Financial Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 (formatted in Inline XBRL and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTAR FINANCIAL HOLDINGS, INC.

By:	/s/ Michael J Fowler
Michael J. Fowler
Chief Financial Officer (Principal Financial Officer)

Date:	August 5, 2022

By:	/s/ Jeffrey L. Moody
Jeffrey L. Moody
Controller (Principal Accounting Officer)

Date:	August 5, 2022