Form 10-Q
period 2022-09-30
CapStar Financial Holdings, Inc.
filed 2022-11-14
CIK 1676479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of November 9, 2022
Common Stock, par value $1.00 per share	21,914,768

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, statements relating to the Company’s assets, business, cash flows, condition (financial or otherwise), credit quality, financial performance, liquidity, short and long-term performance goals, prospects, results of operations, strategic initiatives, the benefits, cost and synergies of completed acquisitions or dispositions, and the timing, benefits, costs and synergies of future acquisitions, disposition and other growth opportunities. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “aspire,” “estimate,” “intend,” “plan,” “project,” “projection,” “forecast,” “roadmap,” “goal,” “target,” “would,” and “outlook,” or the negative version of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based upon current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. The inclusion of these forward-looking statements should not be regarded as a representation by us or any other person that such expectations, estimates and projections will be achieved. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict and that are beyond our control. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date of this Report, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•
impacts from public health issues (including global pandemics, such as the ongoing COVID-19 pandemic) on the economy, and the ultimate extent of the impacts of the pandemic on our business, including on our credit quality, business operations and liquidity, as well as its impact on general economic and financial market conditions;
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2022
	(unaudited)	December 31, 2021
Assets
Cash and due from banks	$34,009	$48,202
Interest-bearing deposits in financial institutions	164,379	347,023
Federal funds sold	1,525	19,900
Total cash and cash equivalents	199,913	415,125
Securities available-for-sale, at fair value	401,345	459,396
Securities held-to-maturity, fair value of $1,759 and $1,830 at September 30, 2022 and December 31, 2021, respectively	1,762	1,782
Loans held for sale, includes $35,574 and $37,306 measured at fair value at September 30, 2022 and December 31, 2021, respectively	43,122	83,715
Loans held for investment	2,290,269	1,965,769
Less allowance for loan losses	(22,431)	(21,698)
Loans, net	2,267,838	1,944,071
Premises and equipment, net	24,691	25,727
Restricted equity securities	16,625	14,453
Accrued interest receivable	9,459	7,376
Goodwill	41,068	41,068
Core deposit intangible, net	5,400	6,691
Other real estate owned, net	165	266
Other assets	154,318	133,376
Total assets	$3,165,706	$3,133,046
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$628,846	$725,171
Interest-bearing	734,526	944,605
Savings and money market accounts	721,116	641,456
Time	549,185	373,049
Total deposits	2,633,673	2,684,281
Federal Home Loan Bank advances	120,000	—
Subordinated notes	29,633	29,532
Other liabilities	35,035	39,139
Total liabilities	2,818,341	2,752,952
Shareholders’ equity:
Common stock, voting, $1 par value; 25,000,000 shares authorized; 21,931,624 and 22,166,129 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	21,932	22,166
Additional paid-in capital	243,716	248,709
Retained earnings	133,497	110,489
Accumulated other comprehensive loss, net of tax	(51,780)	(1,270)
Total shareholders’ equity	347,365	380,094
Total liabilities and shareholders’ equity	$3,165,706	$3,133,046

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest income:
Loans, including fees	$27,335	$22,350	$71,476	$66,936
Securities:
Taxable	1,966	1,655	5,643	4,900
Tax-exempt	314	344	958	1,065
Federal funds sold	7	9	31	12
Restricted equity securities	215	161	544	482
Interest-bearing deposits in financial institutions	617	171	1,076	405
Total interest income	30,454	24,690	79,728	73,800
Interest expense:
Interest-bearing deposits	1,205	390	2,279	1,216
Savings and money market accounts	1,603	288	2,401	896
Time deposits	1,332	654	2,271	2,317
Federal funds purchased	2	—	2	—
Securities sold under agreements to repurchase	—	—	—	—
Federal Home Loan Bank advances	365	—	461	12
Subordinated notes	394	394	1,181	1,181
Total interest expense	4,901	1,726	8,595	5,622
Net interest income	25,553	22,964	71,133	68,178
Provision for loan losses	867	—	926	(415)
Net interest income after provision for loan losses	24,686	22,964	70,207	68,593
Noninterest income:
Deposit service charges	1,251	1,187	3,575	3,398
Interchange and debit card transaction fees	1,245	1,236	3,803	3,555
Mortgage banking	765	4,693	4,436	13,318
Tri-Net	(2,059)	1,939	39	4,618
Wealth management	385	481	1,284	1,412
SBA lending	560	911	1,054	1,781
Net gain (loss) on sale of securities	7	7	8	20
Other noninterest income	1,118	1,197	4,038	3,446
Total noninterest income	3,272	11,651	18,237	31,548
Noninterest expense:
Salaries and employee benefits	8,712	10,980	28,191	31,210
Data processing and software	2,861	2,632	8,355	8,530
Occupancy	1,092	1,028	3,266	3,193
Equipment	743	760	2,235	2,640
Professional services	468	469	1,653	1,634
Regulatory fees	269	279	814	746
Acquisition related expenses	—	—	—	323
Amortization of intangibles	415	477	1,291	1,478
Other noninterest expense	3,371	1,741	6,935	5,105
Total noninterest expense	17,931	18,366	52,740	54,859
Income before income taxes	10,027	16,249	35,704	45,282
Income tax expense	1,988	3,147	7,018	9,075
Net income	$8,039	$13,102	$28,686	$36,207
Per share information:
Basic net income per share of common stock	$0.37	$0.59	$1.30	$1.64
Diluted net income per share of common stock	$0.37	$0.59	$1.30	$1.63
Weighted average shares outstanding:
Basic	21,938,259	22,164,278	22,051,950	22,114,948
Diluted	21,988,085	22,218,402	22,104,687	22,165,130

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$8,039	$13,102	$28,686	$36,207
Other comprehensive loss:
Unrealized losses on securities available-for-sale:
Unrealized losses arising during the period	(22,230)	(2,123)	(68,202)	(9,748)
Reclassification adjustment for losses included in net income	(8)	(7)	(8)	(20)
Tax effect	5,784	548	17,700	2,539
Other comprehensive loss, net of tax	(16,454)	(1,582)	(50,510)	(7,229)
Comprehensive income (loss)	$(8,415)	$11,520	$(21,824)	$28,978

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share and per share data)

	Common Stock, voting		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	capital	earnings	income (loss)	equity
Balance December 31, 2020	21,988,803	$21,989	$246,890	$66,879	$7,728	$343,486
Net restricted common stock activity	117,962	118	(216)	—	—	(98)
Stock-based compensation expense	—	—	349	—	—	349
Net exercise of common stock options	1,039	1	(1)	—	—	—
Repurchase of common stock	(27,260)	(27)	(435)	—	—	(462)
Common stock dividends declared ($0.05 per share)	—	—	—	(1,093)	—	(1,093)
Net income	—	—	—	11,030	—	11,030
Other comprehensive loss	—	—	—	—	(9,425)	(9,425)
Balance March 31, 2021	22,080,544	22,081	246,587	76,816	(1,697)	343,787
Net restricted common stock activity	(2,926)	(3)	(27)	—	—	(30)
Stock-based compensation expense	—	—	447	—	—	447
Net exercise of common stock options	87,929	88	938	—	—	1,026
Common stock dividends declared ($0.06 per share)	—	—	—	(1,332)	—	(1,332)
Net income	—	—	—	12,076	—	12,076
Other comprehensive income	—	—	—	—	3,778	3,778
Balance June 30, 2021	22,165,547	22,166	247,945	87,560	2,081	359,752
Net restricted common stock activity	(5,702)	(6)	(42)	—	—	(48)
Stock-based compensation expense	—	—	373	—	—	373
Net exercise of common stock options	5,915	6	46	—	—	52
Common stock dividends declared ($0.06 per share)	—	—	—	(1,321)	—	(1,321)
Net income	—	—	—	13,102	—	13,102
Other comprehensive loss	—	—	—	—	(1,582)	(1,582)
Balance September 30, 2021	22,165,760	$22,166	$248,322	$99,341	$499	$370,328

Balance December 31, 2021	22,166,129	$22,166	$248,709	$110,489	$(1,270)	$380,094
Net restricted common stock activity	65,550	66	(153)	—	—	(87)
Stock-based compensation expense	—	—	388	—	—	388
Repurchase of common stock	(36,608)	(37)	(730)	—	—	(767)
Common stock dividends declared ($0.06 per share)	—	—	—	(1,320)	—	(1,320)
Net income	—	—	—	10,673	—	10,673
Other comprehensive loss	—	—	—	—	(20,064)	(20,064)
Balance March 31, 2022	22,195,071	22,195	248,214	119,842	(21,334)	368,917
Net restricted common stock activity	(3,719)	(4)	4	—	—	—
Stock-based compensation expense	—	—	325	—	—	325
Net exercise of common stock options	5,800	6	45	—	—	51
Repurchase of common stock	(262,598)	(263)	(5,091)	—	—	(5,354)
Common stock dividends declared ($0.10 per share)	—	—	—	(2,184)	—	(2,184)
Net income	—	—	—	9,972	—	9,972
Other comprehensive loss	—	—	—	—	(13,992)	(13,992)
Balance June 30, 2022	21,934,554	21,934	243,497	127,630	(35,326)	357,735
Net restricted common stock activity	(2,930)	(2)	(39)	—	—	(41)
Stock-based compensation expense	—	—	258	—	—	258
Common stock dividends declared ($0.10 per share)	—	—	—	(2,172)	—	(2,172)
Net income	—	—	—	8,039	—	8,039
Other comprehensive loss	—	—	—	—	(16,454)	(16,454)
Balance September 30, 2022	21,931,624	$21,932	$243,716	$133,497	$(51,780)	$347,365

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
Cash flows from operating activities:
Net income	$28,686	$36,207
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	926	(415)
Amortization (accretion) of discounts on acquired loans and deferred fees, net	473	(5,412)
Depreciation and amortization	2,391	2,615
Net amortization of premiums on investment securities	1,426	1,823
Net gain on sale of securities	(8)	(20)
Mortgage banking	(4,436)	(13,318)
Tri-Net	(39)	(4,618)
SBA lending	(1,054)	(1,781)
Net gain on disposal of premises and equipment	(14)	(21)
Net gain on sale of other real estate owned	(7)	(29)
Stock-based compensation	971	1,169
Deferred income tax expense	2,394	1,283
Origination of loans held for sale	(533,326)	(896,950)
Proceeds from loans held for sale	448,369	925,397
Cash payments arising from operating leases	(1,633)	(1,568)
Amortization of debt issuance expense	101	76
Net increase in accrued interest receivable and other assets	(7,098)	(15,373)
Net increase (decrease) in accrued interest payable and other liabilities	(4,674)	1,812
Net cash provided by (used in) operating activities	(66,552)	30,877
Cash flows from investing activities:
Activities in securities available-for-sale:
Purchases	(66,512)	(83,420)
Maturities, prepayments and calls	54,955	74,305
Net redemption (purchase) of restricted equity securities	(2,172)	1,119
Net increase in loans	(194,087)	(5,685)
Purchase of premises and equipment	(428)	(278)
Proceeds from the sale of premises and equipment	415	—
Proceeds from sale of other real estate	108	2,225
Purchases of bank owned life insurance	—	(31,000)
Proceeds from bank owned life insurance	1,545	—
Net cash used in investing activities	(206,176)	(42,134)
Cash flows from financing activities:
Net increase (decrease) in deposits	(50,608)	106,391
Proceeds from Federal Home Loan Bank advances	300,000	—
Payments on Federal Home Loan Bank advances	(180,000)	(10,000)
Repurchase of common stock	(6,123)	(462)
Exercise of common stock options, net of repurchase of restricted shares	(75)	902
Common stock dividends paid	(5,678)	(3,746)
Net cash provided by financing activities	57,516	93,085
Net increase (decrease) in cash and cash equivalents	(215,212)	81,828
Cash and cash equivalents at beginning of period	415,125	277,439
Cash and cash equivalents at end of period	$199,913	$359,267
Supplemental disclosures of cash paid:
Interest paid	$7,513	$5,279
Income taxes paid	9,305	13,395
Supplemental disclosures of noncash transactions:
Transfer of loans to other real estate	$—	$2,022
Loans charged off to the allowance for loan losses	556	407
Lease liabilities arising from obtaining right-of-use assets	570	—
Unrealized losses on securities available for sale, net of tax	(50,510)	(7,229)
Loans transferred from held for sale to held for investment	131,079	—

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the period ended September 30, 2022 include CapStar Financial Holdings, Inc. and its wholly owned subsidiary, CapStar Bank (the “Bank”, together referred to as the “Company”). Significant intercompany transactions and accounts are eliminated in consolidation.

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

The consolidated financial statements as of and for the period ended September 30, 2022 reported herein reflect minor changes from financial results previously reported in Form 8-K filed on October 20, 2022. The changes include a $0.20 million increase in noninterest expense and a $0.15 million decrease in net income for the three and nine months ended September 30, 2022, along with insignificant changes to balances previously reported in the balance sheet.

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

Subsequent Events

Accounting Standards Codification (“ASC”) 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated all significant events or transactions that occurred after September 30, 2022 through the date of filing this Quarterly Report on Form 10-Q and determined that there were no events that required disclosure.

NOTE 2 – SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2022 and December 31, 2021 are summarized as follows (in thousands):

	September 30, 2022				December 31, 2021
	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value
Securities available-for-sale:
U. S. government agency securities	$15,071	$—	$(1,753)	$13,318	$11,550	$47	$(94)	$11,503
State and municipal securities	76,772	9	(11,034)	65,747	81,158	2,107	(705)	82,560
Mortgage-backed securities	307,828	—	(56,293)	251,535	300,398	2,008	(8,799)	293,607
Asset-backed securities	3,330	—	(70)	3,260	3,326	13	—	3,339
Other debt securities	70,694	4	(3,213)	67,485	67,104	1,514	(231)	68,387
Total	$473,695	$13	$(72,363)	$401,345	$463,536	$5,689	$(9,829)	$459,396
Securities held-to-maturity:
State and municipal securities	$1,762	$—	$(3)	$1,759	$1,782	$48	$—	$1,830
Total	$1,762	$—	$(3)	$1,759	$1,782	$48	$—	$1,830

Security fair values are established by an independent pricing service as of the dates indicated. The difference between amortized cost and fair value reflects current interest rates and represents the potential gain (loss) had the portfolio been liquidated on those dates. Security gains (losses) are realized only in the event of dispositions prior to maturity or other-than-temporary impairment. Securities with unrealized losses as of September 30, 2022 and December 31, 2021, and the length of time they were in continuous loss positions as of such dates are as follows (in thousands):

	Less than 12 months		12 months or more		Total
September 30, 2022	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
U. S. government agency securities	$10,396	$(1,299)	$2,922	$(454)	$13,318	$(1,753)
State and municipal securities	42,671	(4,856)	21,712	(6,178)	64,383	(11,034)
Mortgage-backed securities	90,279	(9,858)	161,256	(46,435)	251,535	(56,293)
Asset-backed securities	3,260	(70)	—	—	3,260	(70)
Other debt securities	48,972	(2,220)	15,508	(993)	64,480	(3,213)
Total temporarily impaired securities	$195,578	$(18,303)	$201,398	$(54,060)	$396,976	$(72,363)

December 31, 2021
U. S. government agency securities	$2,560	$(20)	$2,737	$(74)	$5,297	$(94)
State and municipal securities	15,309	(279)	12,768	(426)	28,077	(705)
Mortgage-backed securities	155,805	(5,291)	75,934	(3,508)	231,739	(8,799)
Asset-backed securities	—	—	—	—	—	—
Other debt securities	30,375	(231)	—	—	30,375	(231)
Total temporarily impaired securities	$204,049	$(5,821)	$91,439	$(4,008)	$295,488	$(9,829)

As noted in the table above, as of September 30, 2022, the Company had gross unrealized losses of $72.4 million in its investment securities portfolio. The unrealized losses associated with these investment securities are driven by changes in interest rates and are recorded as a component of equity. These investment securities will continue to be monitored as a part of our ongoing impairment analysis. Management evaluates the financial performance of the issuers on a quarterly basis to determine if it is probable that the issuers can make all contractual principal and interest payments. If an expected shortfall in future cash flows is identified, a credit loss will be deemed to have occurred and will be recognized as a charge to earnings and a new cost basis for the security will be established.

Since the Company currently does not intend to sell any investment securities that have an unrealized loss at September 30, 2022, and it is not likely that we will be required to sell these investment securities before recovery of their amortized cost bases, which may be at maturity, we do not consider these securities to be other-than-temporarily impaired at September 30, 2022.

Securities with a market value of $214.4 million at September 30, 2022 were pledged to collateralize public deposits, derivative positions and Federal Home Loan Bank advances.

Results from sales, maturities, prepayments and calls of securities available for sale were as follows (in thousands):

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Proceeds	$54,955	$74,305
Gross gains	8	44
Gross losses	—	(24)

The amortized cost and fair value of securities at September 30, 2022, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in less than one year	$3,895	$3,897	$1,762	$1,759
Due one to five years	28,551	27,379	—	—
Due five to ten years	107,384	97,731	—	—
Due beyond ten years	22,707	17,543	—	—
Mortgage-backed securities	307,828	251,535	—	—
Asset-backed securities	3,330	3,260	—	—
Total	$473,695	$401,345	$1,762	$1,759

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

A summary of the loans held for investment portfolio as of September 30, 2022 and December 31, 2021 follows (in thousands):

	September 30, 2022	December 31, 2021
Commercial real estate	$1,067,675	$825,284
Consumer real estate	386,628	326,412
Construction and land development	198,869	214,310
Commercial and industrial	499,048	497,615
Consumer	52,715	46,811
Other	85,334	55,337
Total	2,290,269	1,965,769
Allowance for loan losses	(22,431)	(21,698)
Total loans, net	$2,267,838	$1,944,071

Payroll Protection Program Loans

In 2020, the CARES Act created a new guaranteed, unsecured loan program under the SBA called the Payroll Protection Program (“PPP”), which the Company participated in, to fund operational costs of eligible businesses, organizations and self-employed persons during the pandemic period. The SBA has guaranteed 100% of the amounts loaned under the PPP by lenders to eligible small businesses. One of the notable features of the PPP is that borrowers are eligible for loan forgiveness if certain conditions are met related to retaining staff and if loan amounts are used to cover eligible expenses, such as payroll, mortgage interest, rents and utilities payments. These loans have a two to five year term and will earn interest at a rate of 1%. As of September 30, 2022, the outstanding balance of loans originated under the PPP totaled $0.9 million compared with $26.5 million as of December 31, 2021 and was included in commercial and industrial loans.

Additionally, PPP borrowers are not required to pay any fees to the government or the lender and the loans may be repaid by the borrower at any time. The SBA, however, will pay lenders a processing fee based on the size of the PPP loan, ranging from 1% to 5% of the loan. These fees are deferred and amortized over the life of the loan. PPP fees recognized as income totaled $0.1 million and $0.7 million for the three and nine months ended September 30, 2022, compared to $1.9 million and $6.8 million for the same periods in 2021.

Loans Held for Sale

Included within the balance sheet as of September 30, 2022, the Company had $43.1 million in loans held for sale, which was comprised of $2.3 million in Tri-Net commercial real estate loans, $33.4 million in residential mortgage loans, and $7.4 million in the guaranteed portion of SBA loans. At December 31, 2021, the Company had $83.7 million in loans held for sale, which was comprised of $40.9 million in Tri-Net commercial real estate loans, $37.3 million in residential mortgage loans, and $7.4 million in the guaranteed portion of SBA loans.

Allowance for Loan Losses

The adequacy of the allowance for loan losses (“ALL”) is assessed at the end of each quarter. The ALL includes a specific component related to loans that are individually evaluated for impairment and a general component related to loans that are segregated into homogenous pools and collectively evaluated for impairment. The ALL factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics, which are adjusted by management to reflect current events, trends, and conditions. The adjustments include consideration of the following: changes in lending policies and procedures, economic conditions, nature and volume of the portfolio, experience of lending management, volume and severity of past due loans, quality of the loan review system, value of underlying collateral for collateral dependent loans, concentrations, and other external factors. The Company’s evaluation of other external factors included consideration of continuing developments regarding the novel coronavirus (“COVID-19”) global pandemic (including the effects of COVID-19 variants) and the resulting impact on the Company’s loan portfolio as of September 30, 2022, which is uncertain due to evolving conditions and unforeseen new variants.

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

Loans not falling into the criteria above are considered to be pass-rated loans. The Company utilizes six loan grades within the pass risk rating.

The following tables provides the risk category of loans by applicable class of loans as of September 30, 2022 and December 31, 2021 (in thousands):

September 30, 2022	Pass	Special Mention	Substandard	Doubtful	Total Impaired Loans	Total
Commercial real estate	$1,047,993	$11,316	$8	$—	$4,966	$1,064,283
Consumer real estate	375,763	614	471	—	1,204	378,052
Construction and land development	198,793	—	—	—	8	198,801
Commercial and industrial	477,986	500	18,655	157	129	497,427
Consumer	52,097	—	88	2	10	52,197
Other	84,673	—	466	—	—	85,139
Purchased credit impaired	11,913	1,053	1,354	50	—	14,370
Total	$2,249,218	$13,483	$21,042	$209	$6,317	$2,290,269

December 31, 2021
Commercial real estate	$802,562	$12,921	$4,721	$—	$1,151	$821,355
Consumer real estate	312,662	475	712	—	909	314,758
Construction and land development	214,209	—	—	—	10	214,219
Commercial and industrial	468,278	9,811	16,952	73	250	495,364
Consumer	45,695	—	56	3	23	45,777
Other	54,959	—	76	—	—	55,035
Purchased credit impaired	15,416	—	3,585	260	—	19,261
Total	$1,913,781	$23,207	$26,102	$336	$2,343	$1,965,769

The following table details the changes in the ALL for the three and nine month periods ended September 30, 2022 and 2021 (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Three Months Ended September 30, 2022
Balance, beginning of period	$7,149	$2,555	$3,271	$7,464	$498	$747	$21,684
Charged-off loans	—	—	—	(46)	(64)	(37)	(147)
Recoveries	—	1	—	7	14	5	27
Provision for loan losses	692	392	40	(419)	3	159	867
Balance, end of period	$7,841	$2,948	$3,311	$7,006	$451	$874	$22,431

Three Months Ended September 30, 2021
Balance, beginning of period	$7,915	$1,730	$3,871	$8,401	$356	$481	$22,754
Charged-off loans	—	—	—	(125)	(62)	(80)	(267)
Recoveries	—	17	—	1	17	11	46
Provision for loan losses	(521)	596	239	(664)	124	226	—
Balance, end of period	$7,394	$2,343	$4,110	$7,613	$435	$638	$22,533

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Nine Months Ended September 30, 2022
Balance, beginning of period	$7,124	$2,412	$3,769	$7,441	$397	$555	$21,698
Charged-off loans	(12)	—	—	(205)	(211)	(128)	(556)
Recoveries	225	2	—	30	95	11	363
Provision for loan losses	504	534	(458)	(260)	170	436	926
Balance, end of period	$7,841	$2,948	$3,311	$7,006	$451	$874	$22,431

Nine Months Ended September 30, 2021
Balance, beginning of period	$7,349	$1,831	$3,476	$9,708	$305	$576	$23,245
Charged-off loans	(10)	(1)	—	(132)	(106)	(158)	(407)
Recoveries	—	22	—	2	63	23	110
Provision for loan losses	55	491	634	(1,965)	173	197	(415)
Balance, end of period	$7,394	$2,343	$4,110	$7,613	$435	$638	$22,533

A breakdown of the ALL and the loan portfolio by loan category at September 30, 2022 and December 31, 2021 follows (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
September 30, 2022
Allowance for Loan Losses:
Collectively evaluated for impairment	$7,841	$2,948	$3,311	$6,977	$399	$874	$22,350
Individually evaluated for impairment	—	—	—	—	—	—	—
Purchased credit impaired	—	—	—	29	52	—	81
Balances, end of period	$7,841	$2,948	$3,311	$7,006	$451	$874	$22,431
Loans:
Collectively evaluated for impairment	$1,059,317	$376,848	$198,793	$497,298	$52,187	$85,139	$2,269,582
Individually evaluated for impairment	4,966	1,204	8	129	10	—	6,317
Purchased credit impaired	3,392	8,576	68	1,621	518	195	14,370
Balances, end of period	$1,067,675	$386,628	$198,869	$499,048	$52,715	$85,334	$2,290,269

December 31, 2021
Allowance for Loan Losses:
Collectively evaluated for impairment	$7,075	$2,211	$3,769	$7,376	$321	$555	$21,307
Individually evaluated for impairment	—	200	—	—	—	—	200
Purchased credit impaired	49	1	—	65	76	—	191
Balances, end of period	$7,124	$2,412	$3,769	$7,441	$397	$555	$21,698
Loans:
Collectively evaluated for impairment	$820,204	$313,849	$214,209	$495,114	$45,754	$55,035	$1,944,165
Individually evaluated for impairment	1,151	909	10	250	23	—	2,343
Purchased credit impaired	3,929	11,654	91	2,251	1,034	302	19,261
Balances, end of period	$825,284	$326,412	$214,310	$497,615	$46,811	$55,337	$1,965,769

The following table presents the allocation of the ALL for each respective loan category with the corresponding percentage of the ALL in each category to total loans, net of deferred fees as of September 30, 2022 and December 31, 2021 (in thousands). PPP loans included in commercial and industrial loans in the below table do not have a corresponding ALL as they are fully guaranteed by the SBA:

	September 30, 2022		December 31, 2021
	Amount	Percent of total loans	Amount	Percent of total loans
Commercial real estate	$7,841	0.34%	$7,124	0.36%
Consumer real estate	2,948	0.13	2,412	0.12
Construction and land development	3,311	0.14	3,769	0.19
Commercial and industrial	7,006	0.31	7,441	0.38
Consumer	451	0.02	397	0.02
Other	874	0.04	555	0.03
Total allowance for loan losses	$22,431	0.98%	$21,698	1.10%

The following table presents the Company’s impaired loans that were evaluated for specific loss allowance, excluding purchased credit impaired (“PCI”) loans, as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022			December 31, 2021
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial real estate	$4,966	$4,974	$—	$1,151	$1,115	$—
Consumer real estate	1,204	1,218	—	255	281	—
Construction and land development	8	8	—	10	11	—
Commercial and industrial	129	414	—	250	298	—
Consumer	10	10	—	23	23	—
Other	—	—	—	—	—	—
Subtotal	6,317	6,624	—	1,689	1,728	—
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—
Consumer real estate	—	—	—	654	654	200
Construction and land development	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	—	—	—	654	654	200
Total	$6,317	$6,624	$—	$2,343	$2,382	$200

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, for the three and nine month periods ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2021		September 30, 2022		September 30, 2021
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate	$4,988	$59	$1,159	$16	$5,075	$234	$1,174	$48
Consumer real estate	548	6	889	—	337	7	1,181	—
Construction and land development	8	—	—	—	9	—	—	—
Commercial and industrial	106	2	63	—	79	—	64	1
Consumer	11	—	2	—	12	3	49	—
Other	—	—	—	—	—	—	—	—
Subtotal	5,661	67	2,113	16	5,512	244	2,468	49
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—	—	—
Consumer real estate	—	—	—	—	—	—	—	—
Construction and land development	—	—	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
Subtotal	—	—	—	—	—	—	—	—
Total	$5,661	$67	$2,113	$16	$5,512	$244	$2,468	$49

There was no interest income recognized on a cash basis for impaired loans during the three or nine month periods ended September 30, 2022 or 2021.

The following table presents the aging of the recorded investment in past due loans as of September 30, 2022 and December 31, 2021 by class of loans (in thousands):

	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total	Loans Not
	Past Due	Past Due	Past Due	Past Due	Past Due	Total
September 30, 2022
Commercial real estate	$22	$—	$4,973	$4,995	$1,059,288	$1,064,283
Consumer real estate	1,157	633	209	1,999	376,053	378,052
Construction and land development	—	—	73	73	198,728	198,801
Commercial and industrial	1,771	3,496	437	5,704	491,723	497,427
Consumer	269	117	43	429	51,768	52,197
Other	—	—	37	37	85,102	85,139
Purchased credit impaired	506	301	324	1,131	13,239	14,370
Total	$3,725	$4,547	$6,096	$14,368	$2,275,901	$2,290,269

December 31, 2021
Commercial real estate	$—	$—	$1,115	$1,115	$820,240	$821,355
Consumer real estate	1,806	—	241	2,047	312,711	314,758
Construction and land development	—	—	11	11	214,208	214,219
Commercial and industrial	57	48	268	373	494,991	495,364
Consumer	164	170	26	360	45,417	45,777
Other	—	—	—	—	55,035	55,035
Purchased credit impaired	302	153	459	914	18,347	19,261
Total	$2,329	$371	$2,120	$4,820	$1,960,949	$1,965,769

The following table presents the recorded investment in non-accrual loans, past due loans over 90 days and accruing and troubled debt restructurings (“TDR”) by class of loans as of September 30, 2022 and December 31, 2021 (in thousands):

	Non-Accrual	Past Due Over 90 Days and Accruing	Troubled Debt Restructurings
September 30, 2022
Commercial real estate	$4,974	$—	$—
Consumer real estate	307	175	—
Construction and land development	8	65	—
Commercial and industrial	186	436	344
Consumer	41	22	—
Other	—	37	—
Purchased credit impaired	1,218	256	—
Total	$6,734	$991	$344

December 31, 2021
Commercial real estate	$—	$1,115	$1,115
Consumer real estate	1,086	54	654
Construction and land development	11	—	—
Commercial and industrial	324	112	63
Consumer	31	10	—
Other	—	—	—
Purchased credit impaired	1,806	89	—
Total	$3,258	$1,380	$1,832

As of September 30, 2022 and December 31, 2021, all loans classified as nonperforming were deemed to be purchased credit impaired or impaired.

As of September 30, 2022 and December 31, 2021, the Company had a recorded investment in TDR of $0.3 million and 1.8 million, respectively. The Company had no specific allowance for those loans at September 30, 2022 or December 31, 2021 and there were no commitments to lend additional amounts. Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Bank’s loan policy. Loans accounted for as TDR are individually evaluated for impairment. In accordance with interagency guidance, short term deferrals granted due to the COVID-19 pandemic are not considered TDR unless the borrower was experiencing financial difficulty prior to the pandemic.

The following table presents loans by class modified as TDR that occurred during the three and nine months ended September 30, 2022 (dollars in thousands). There were no new TDR identified during the three or nine months ended September 30, 2021.

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	Number of contracts	Pre modification outstanding recorded investment	Post modification outstanding recorded investment, net of related allowance	Number of contracts	Pre modification outstanding recorded investment	Post modification outstanding recorded investment, net of related allowance
2022
Commercial and industrial	—	$—	$—	1	$86	$86

There were no TDR for which there was a payment default within twelve months following the modification during the nine months ended September 30, 2022 or 2021.

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

Purchased Credit Impaired Loans

The following table presents changes in the carrying value of PCI loans (in thousands) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Balance at beginning of period	$15,809	$22,765	$19,261	$28,392
Change due to payments received and accretion	(1,439)	(1,494)	(4,810)	(7,121)
Reclassification of discount to allowance for loan losses	—	—	(81)	—
Balance at end of period	$14,370	$21,271	$14,370	$21,271

The following table presents changes in the accretable yield for PCI loans (in thousands) for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Balance at beginning of period	$4,992	$3,169	$5,763	$4,068
Accretion	(376)	(603)	(1,245)	(1,502)
Reclassification from nonaccretable difference	—	—	304	—
Other, net	—	—	(206)	—
Balance at end of period	$4,616	$2,566	$4,616	$2,566

NOTE 4 – PREMISES AND EQUIPMENT

The Company leases certain premises and equipment under operating leases. At September 30, 2022, the Company had lease liabilities totaling $11.4 million and right-of-use assets totaling $10.4 million related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. At September 30, 2022, the weighted average remaining lease term for operating leases was 8.3 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.38%.

Lease costs were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Operating lease cost	$535	$514	$1,626	$1,588
Short-term lease cost	—	—	—	—
Variable lease cost	—	—	—	—
Total lease cost	$535	$514	$1,626	$1,588

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the three or nine months ended September 30, 2022 or 2021.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows (in thousands):

September 30, 2022
Lease payments due:
2022	$470
2023	1,834
2024	1,543
2025	1,549
2026	1,537
2027 and thereafter	6,252
Total undiscounted cash flows	13,185
Discount on cash flows	(1,827)
Total lease liability	$11,358

NOTE 5 – SHORT TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

The Company had outstanding borrowings totaling $120.0 million as of September 30, 2022 via various FHLB advances. These advances are non-callable; interest payments are due monthly, with principal due at maturity. The Company had no outstanding advances as of December 31, 2021.

The following is a summary of the contractual maturities and average effective rates of outstanding advances (dollars in thousands):

	September 30, 2022
Year	Amount	Interest Rates
2022	120,000	3.02%

Advances from the FHLB are collateralized by investment securities with a market value of $20.4 million and certain commercial and residential real estate mortgage loans totaling $721.0 million under a blanket mortgage collateral agreement. At September 30, 2022, the amount of available credit from the FHLB totaled $439.7 million.

Subordinated Notes

The Company issued $30.0 million of fixed-to-floating rate subordinated notes during the third quarter of 2020, which were recorded net of issuance costs of $0.6 million, that mature June 30, 2030. Beginning on or after June 30, 2025, the Company may redeem the notes, in whole or in part, at their principal amount plus any accrued and unpaid interest. The notes have a fixed interest rate of 5.25% per annum for the first five years. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate (which is expected to be Three-Month Term SOFR) plus 513 basis points. The carrying value of subordinated notes was $29.6 million at September 30, 2022 and $29.5 million at December 31, 2021.

NOTE 6 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the periods ended September 30, 2022 and 2021 (in thousands):

Unrealized Gains
and Losses
on Available
for Sale
Securities
Nine Months Ended September 30, 2022
Beginning balance	$(1,270)
Other comprehensive loss before reclassification, net of tax	(50,504)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(6)
Net current period other comprehensive loss	(50,510)
Ending Balance	$(51,780)

Nine Months Ended September 30, 2021
Beginning balance	$7,728
Other comprehensive loss before reclassification, net of tax	(7,214)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(15)
Net current period other comprehensive loss	(7,229)
Ending Balance	$499

The following amounts were reclassified out of each component of accumulated other comprehensive income (loss) for the three and nine months ended September 30, 2022 and 2021 (in thousands):

					Affected Line Item
Details about Accumulated Other	Three Months Ended September 30,		Nine Months Ended September 30,		in the Statement Where
Comprehensive Income (Loss) Components	2022	2021	2022	2021	Net Income is Presented
Realized gains on available- for-sale securities	$8	$7	$8	$20	Net gain (loss) on sale of securities
	(2)	(2)	(2)	(5)	Income tax (expense) benefit
	$6	$5	$6	$15	Net of tax

NOTE 7– INCOME TAXES

The Company’s effective tax rate for the three and nine month periods ended September 30, 2022 was 19.8% and 19.7%, respectively, compared to 19.4% and 20.0% for the three and nine months ended September 30, 2021.

The effective tax rate for the three month period ended September 30, 2022 compared favorably to the statutory federal rate of 21% and Tennessee excise tax rate of 6.5% primarily due to investments in qualified municipal securities, company owned life insurance, tax benefits of CapStar Bank’s real estate investment trust subsidiary, community investment tax credits, and tax benefits associated with share-based compensation, net of the effect of certain non-deductible expenses.

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

The following table sets forth outstanding financial instruments whose contract amounts represent credit risk as of September 30, 2022 and December 31, 2021 (in thousands):

	Contract or notional amount
	September 30, 2022	December 31, 2021
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$1,008,167	$831,075
Standby letters of credit	8,288	10,623
Total	$1,016,455	$841,698

The Company is party to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims as of September 30, 2022, will not have a material impact on the financial statements of the Company.

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

Interest Rate Swaps

The Company enters into swaps to facilitate customer transactions and meet their financing needs. Upon entering into these transactions the Company enters into offsetting positions with large U.S. financial institutions in order to minimize market risk to the Company. A summary of the Company’s customer related interest rate swaps was as follows (in thousands):

	September 30, 2022		December 31, 2021
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$36,402	$2,435	$54,055	$(1,594)
Pay variable/receive fixed swaps	36,402	(2,435)	54,055	1,594
Total	$72,804	$—	$108,110	$—

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

The net (losses) gains relating to mortgage banking derivative instruments included in mortgage banking income were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Mortgage loan interest rate lock commitments	$(870)	$(940)
Mortgage-backed securities forward sales commitments	350	356
Total	$(520)	$(584)

The amount and fair value of mortgage banking derivatives included in the consolidated balance sheets were as follows (in thousands):

	September 30, 2022		December 31, 2021
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Included in other assets:
Mortgage loan interest rate lock commitments	$—	$—	$50,281	$696
Mortgage-backed securities forward sales commitments	24,500	196	—	—

Included in other liabilities:
Mortgage loan interest rate lock commitments	$28,851	$(244)	$—	$—
Mortgage-backed securities forward sales commitments	—	—	43,000	(160)

NOTE 10 – STOCK OPTIONS AND RESTRICTED SHARES

On April 23, 2021, the shareholders of CapStar Financial Holdings, Inc. approved the 2021 Stock Incentive Plan (the "Plan"). The Plan provides for the grant of stock-based incentives, including stock options, restricted stock units, performance awards and restricted stock, to employees, directors and service providers that are subject to forfeiture until vesting conditions have been satisfied by the award recipient under the terms of the award. The Plan is intended to help align the interests of employees and our shareholders and reward our employees for improved Company performance. A total of 1,168,543 shares of stock were reserved for issuance under the Plan. Stock incentives include both restricted share and stock option grants. Total shares issuable under the plan were 1,105,148 as of September 30, 2022.

The Company has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other noninterest expense for directors, in the consolidated statements of income as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Stock-based compensation expense before income taxes	$258	$373	$971	$1,169
Less: deferred tax benefit	(67)	(98)	(254)	(306)
Reduction of net income	$191	$275	$717	$863

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

The recipients have the right to vote and receive dividends but cannot sell, transfer, assign, pledge, hypothecate, or otherwise encumber the restricted stock until the shares have vested. A summary of the changes in the Company’s nonvested restricted shares for the nine months ended September 30, 2022 follows:

		Weighted
		Average
	Restricted	Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at beginning of period	177,020	$14.00
Granted	92,212	21.22
Vested	(31,521)	18.90
Forfeited	(33,131)	14.93
Nonvested at end of period	204,580	$16.89

As of September 30, 2022, there was $2.0 million of unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of shares vested during the nine months ended September 30, 2022 was $0.7 million.

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

A summary of the activity in stock options for the nine months ended September 30, 2022 follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at beginning of period	130,245	$11.96
Granted	—	—
Exercised	(5,800)	8.79
Forfeited or expired	—	—
Outstanding at end of period	124,445	$12.11	4.5
Fully vested and expected to vest	124,445	$12.11	4.5
Exercisable at end of period	124,445	$12.11	4.5

Information related to stock options during each year follows:

	2022	2021
Intrinsic value of options exercised	$71,340	$821,174
Cash received from option exercises	50,982	1,077,489
Tax benefit realized from option exercises	18,648	148,312
Weighted average fair value of options granted	—	—

As of September 30, 2022, all compensation cost related to stock options granted under the Plan has been recognized.

NOTE 11 – REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by the Federal Reserve and the Bank is also subject to the regulatory capital requirements of the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that could, in that event, have a material adverse effect on the institutions’ financial statements. The relevant regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting principles. The capital classifications of the Company and the Bank are also subject to qualitative judgments by their regulators about components, risk weightings, and other factors. Those qualitative judgments could also affect the capital status of the Company and the Bank and the amount of dividends the Company and the Bank may distribute. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of September 30, 2022, the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

The Company’s and the Bank’s capital amounts and ratios as of September 30, 2022 and December 31, 2021 are presented in the following table (dollars in thousands).

	Actual		Minimum capital requirement (1)		Minimum to be well-capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2022:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$403,888	14.59%	$221,410	8.0%	N/A	N/A
CapStar Bank	391,827	14.16	221,306	8.0	$276,633	10%
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	351,505	12.70	166,058	6.0	N/A	N/A
CapStar Bank	369,077	13.34	165,980	6.0	221,306	8.00
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	351,505	12.70	124,543	4.5	N/A	N/A
CapStar Bank	352,577	12.75	124,485	4.5	179,811	6.50
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	351,505	11.22	125,360	4.0	N/A	N/A
CapStar Bank	369,077	11.79	125,257	4.0	156,572	5.00

At December 31, 2021:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$384,116	16.29%	$188,610	8.0%	N/A	N/A
CapStar Bank	370,919	15.74	188,471	8.0	$235,589	10.0
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	332,567	14.11	141,458	6.0	N/A	N/A
CapStar Bank	348,902	14.81	141,354	6.0	188,471	8.0
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	332,567	14.11	106,093	4.5	N/A	N/A
CapStar Bank	332,402	14.11	106,015	4.5	153,133	6.5
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	332,567	10.69	124,437	4.0	N/A	N/A
CapStar Bank	348,902	11.23	124,246	4.0	155,308	5.0

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

NOTE 12 – EARNINGS PER SHARE

The following is a summary of the basic and diluted earnings per share calculation for the three and nine month periods ended September 30, 2022 and 2021 (in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Basic net income per share calculation:
Numerator – Net income	$8,039	$13,102	$28,686	$36,207
Denominator – Average common shares outstanding	21,938,259	22,164,278	22,051,950	22,114,948
Basic net income per share	$0.37	$0.59	$1.30	$1.64
Diluted net income per share calculation:
Numerator – Net income	$8,039	$13,102	$28,686	$36,207
Denominator – Average common shares outstanding	21,938,259	22,164,278	22,051,950	22,114,948
Dilutive shares contingently issuable	49,826	54,124	52,737	50,182
Average diluted common shares outstanding	21,988,085	22,218,402	22,104,687	22,165,130
Diluted net income per share	$0.37	$0.59	$1.30	$1.63

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

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Appraisals may be adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and/or management’s expertise and knowledge of the collateral. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The Company had no other real estate owned carried at fair value at September 30, 2022 or December 31, 2021.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair value measurements at September 30, 2022
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U. S. government agency securities	$13,318	$—	$13,318	$—
State and municipal securities	65,747	—	65,747	—
Mortgage-backed securities	251,535	—	251,535	—
Asset-backed securities	3,260	—	3,260	—
Other debt securities	67,485	—	67,485	—
Loans held for sale	35,574	—	35,574	—
Derivative assets:
Non-hedging derivatives:
Interest rate swaps - customer related	2,435	—	2,435	—
Mortgage-backed securities forward sales commitments	196	—	196	—
Liabilities:
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps - customer related	(2,435)	—	(2,435)	—
Mortgage loan interest rate lock commitments	(244)	—	—	(244)

	Fair value measurements at December 31, 2021
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U. S. government agency securities	$11,503	$—	$11,503	$—
State and municipal securities	82,560	—	82,560	—
Mortgage-backed securities	293,607	—	293,607	—
Asset-backed securities	3,339	—	3,339	—
Other debt securities	68,387	—	68,387	—
Loans held for sale	37,306	—	37,306	—
Derivative assets:
Non-hedging derivatives:
Interest rate swaps - customer related	1,594	—	1,594	—
Mortgage loan interest rate lock commitments	696	—	—	696
Liabilities:
Derivative liabilities:
Non-hedging derivatives:
Interest rate swaps - customer related	(1,594)	—	(1,594)	—
Mortgage-backed securities forward sales commitments	(160)	—	(160)	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2022 and 2021 (in thousands):

	Mortgage Loan Interest Rate
	Lock Commitments
	2022	2021

Balance of recurring Level 3 assets at January 1st	$696	$2,607
Total gains or losses for the period:
Included in mortgage banking income	(940)	(1,528)
Balance of recurring Level 3 assets (liabilites) at September 30th	$(244)	$1,079

The following table presents quantitative information about recurring Level 3 fair value measurements (dollars in thousands):

				Range
	Fair	Valuation		(Weighted-
September 30, 2022	Value	Technique(s)	Unobservable Input(s)	Average)
Liabilities:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	$(244)	Consensus pricing	Origination pull-through rate	75% - 100% (95%)

				Range
	Fair	Valuation		(Weighted-
December 31, 2021	Value	Technique(s)	Unobservable Input(s)	Average)
Assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	$696	Consensus pricing	Origination pull-through rate	60% - 98% (80%)

There were no assets measured at fair value on a nonrecurring basis as of September 30, 2022. Assets measured at fair value on a nonrecurring basis as of December 31, 2021 are summarized below (in thousands).

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

Fair Value of Financial Instruments

The carrying value and estimated fair values of the Bank’s financial instruments at September 30, 2022 and December 31, 2021 were as follows (in thousands):

	September 30, 2022		December 31, 2021
	Carrying		Carrying		Fair value
	amount	Fair value	amount	Fair value	level of input
Financial assets:
Cash and due from banks, interest-bearing deposits in financial institutions	$198,388	$198,388	$395,225	$395,225	Level 1
Federal funds sold	1,525	1,525	19,900	19,900	Level 1
Securities available-for-sale	401,345	401,345	459,396	459,396	Level 2
Securities held-to-maturity	1,762	1,759	1,782	1,830	Level 2
Loans held for sale	43,122	43,068	83,715	84,934	Level 2
Restricted equity securities	16,625	N/A	14,453	N/A	N/A
Loans held for investment	2,290,269	2,273,779	1,965,769	1,963,803	Level 3
Accrued interest receivable	9,459	9,459	7,376	7,376	Level 2
Other assets	92,774	92,774	91,064	91,064	Level 2 / Level 3
Financial liabilities:
Deposits	2,633,673	2,386,898	2,684,281	2,517,856	Level 3
Subordinated notes and Federal Home Loan bank advances and other borrowings	149,633	146,760	29,532	30,477	Level 2
Other liabilities	3,764	3,764	1,842	1,842	Level 3

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

(g) Deposits

The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit may be estimated by discounted cash flow models, using current market interest rates offered on certificates with similar remaining maturities or other valuation techniques.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our financial condition at September 30, 2022 and December 31, 2021 and our results of operations for the three and nine months ended September 30, 2022 and 2021. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere in this Report and our 2021 10-K. Annualized results for interim periods may not be indicative of results for the full year or future periods.

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

Overview

The third quarter of 2022 resulted in $0.37 diluted net income per share of common stock, a decrease of 37.3% compared to the third quarter of 2021. Annualized return on average assets was 1.01% for the third quarter of 2022 compared to 1.64% for the same period in 2021.

For the nine months ended September 30, 2022, diluted net income per share of common stock was $1.30, a decrease of 20.2% compared to the same period in 2021. Annualized return on average assets was 1.22% for the nine months ended September 30, 2022 compared to 1.56% for the same period in 2021.

At September 30, 2022, loans held for investment increased to $2.29 billion, as compared to $1.97 billion at December 31, 2021. Included within the increase for the third quarter was $25.6 million of Tri-Net loans transferred from loans held for sale to loans held for investment. Total deposits decreased to $2.63 billion at September 30, 2022 from $2.68 billion at December 31, 2021.

As of September 30, 2022, the outstanding balance of loans originated under the SBA’s Paycheck Protection Program (“PPP”) totaled approximately $0.7 million and was included in commercial and industrial loans.

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

Net interest income increased $2.6 million, or 11.3%, for the three months ended September 30, 2022, compared to the same period in 2021 and increased $3.0 million, or 4.3% for the nine months ended September 30, 2022 compared to the same period in 2021. Net interest margin increased to 3.50% for the three months ended September 30, 2022, compared with 3.12% for the same period of 2021 and increased to 3.29% for the nine months ended September 30, 2022 compared to 3.17% for the comparable period of 2021. The increases primarily resulted from continued increases in interest rates and the positive mix shift in average earning assets.

The three months ended September 30, 2022 yielded a $0.9 million provision compared to no provision being recorded for the comparable period of 2021. The increase in provision was primarily attributable to strong loan growth and an increase in qualitative factors.

Total noninterest income for the third quarter of 2022 decreased $8.4 million, or 71.9%, compared with the same period in 2021, and comprised 11% of total revenues, defined as net interest income plus noninterest income. For the nine months ended September 30, 2022, total noninterest income decreased $13.3 million, or 42.2%, compared to the same period in 2021, and comprised 20% of total revenues for the nine months ended September 30, 2022. Decreases across comparable periods were primarily attributable to declines in mortgage and Tri-Net division revenues as the recent rapid rise in interest rates has decreased demand.

Total noninterest expense for the three months ended September 30, 2022 decreased $0.4 million, or 2.4%, compared to the same period in 2021, and decreased $2.1 million, or 3.9%, for the nine months ended September 30, 2022 when compared to 2021. The decreases were primarily driven by lower incentive expense included within salaries and employee benefits offset by $2.2 million in operational losses. Our efficiency ratio for the three months ended September 30, 2022 was 62.21% compared to 53.06% for the same period in 2021. For the nine months ended September 30, 2022 our efficiency ratio was 59.01% compared to 55.01% for the same period in 2021.

Common equity tier 1 capital to risk weighted assets, summarized in Note 11 of the consolidated financial statements, is a useful measure in evaluating the quality and adequacy of capital. Our consolidated ratio of common equity tier 1 capital to risk weighted assets was 12.70% as of September 30, 2022, compared with 14.11% at December 31, 2021.

The following sections provide more details on subjects presented in this overview.

(a)
Results of Operations

The following is a summary of our results of operations:

			2022 - 2021			2022 - 2021
	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Increase	September 30,		Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Interest income	$30,454	$24,690	23.3%	$79,728	$73,800	8.0%
Interest expense	4,901	1,726	184.0%	8,595	5,622	52.9%
Net interest income	25,553	22,964	11.3%	71,133	68,178	4.3%
Provision for loan losses	867	—	100.0%	926	(415)	-323.1%
Net interest income after provision for loan losses	24,686	22,964	7.5%	70,207	68,593	2.4%
Noninterest income	3,272	11,651	-71.9%	18,237	31,548	-42.2%
Noninterest expense	17,931	18,366	-2.4%	52,740	54,859	-3.9%
Net income before income taxes	10,027	16,249	-38.3%	35,704	45,282	-21.2%
Income tax expense	1,988	3,147	-36.8%	7,018	9,075	-22.7%
Net income	$8,039	$13,102	-38.6%	$28,686	$36,207	-20.8%

Basic net income per share of common stock	$0.37	$0.59	-37.3%	$1.30	$1.64	-20.7%
Diluted net income per share of common stock	$0.37	$0.59	-37.3%	$1.30	$1.63	-20.2%

Annualized return on average assets and annualized return on average shareholders’ equity were 1.01% and 8.76%, respectively, for the third quarter of 2022, compared with 1.64% and 14.13%, respectively, for the same period in 2021.

Annualized return on average assets and annualized return on average shareholders’ equity were 1.22% and 10.41%, respectively, for the nine months ended September 30, 2022, compared with 1.56% and 13.51%, respectively, for the same period in 2021.

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

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and nine month periods ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,
	2022			2021
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$2,241,355	$26,128	4.62%	$1,884,935	$20,942	4.41%
Loans held for sale	94,811	1,207	5.05%	173,402	1,408	3.22%
Securities:
Taxable investment securities (2)	396,358	2,181	2.20%	455,583	1,816	1.59%
Investment securities exempt from federal income tax (3)	54,575	314	2.92%	60,294	344	2.90%
Total securities	450,933	2,495	2.29%	515,877	2,160	1.75%
Cash balances in other banks	120,624	617	2.03%	337,011	171	0.20%
Funds sold	755	7	3.65%	19,909	9	0.18%
Total interest-earning assets	2,908,478	30,454	4.17%	2,931,134	24,690	3.35%
Noninterest-earning assets	238,363			240,048
Total assets	$3,146,841			$3,171,182
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$821,545	1,205	0.58%	$984,874	390	0.16%
Savings and money market deposits	709,591	1,603	0.90%	589,101	288	0.19%
Time deposits	462,036	1,332	1.14%	406,329	654	0.64%
Total interest-bearing deposits	1,993,172	4,140	0.82%	1,980,304	1,332	0.27%
Borrowings and repurchase agreements	88,584	761	3.41%	29,495	394	5.30%
Total interest-bearing liabilities	2,081,756	4,901	0.93%	2,009,799	1,726	0.34%
Noninterest-bearing deposits	666,096			751,862
Total funding sources	2,747,852			2,761,661
Noninterest-bearing liabilities	34,851			41,714
Shareholders’ equity	364,138			367,807
Total liabilities and shareholders’ equity	$3,146,841			$3,171,182
Net interest spread (4)			3.23%			3.01%
Net interest income/margin (5)		$25,553	3.50%		$22,964	3.12%

Footnotes appear below second table

	For the Nine Months Ended September 30,
	2022			2021
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$2,131,159	$68,481	4.30%	$1,917,536	$63,077	4.40%
Loans held for sale	99,749	2,995	4.01%	162,092	3,859	3.18%
Securities:
Taxable investment securities (2)	413,229	6,187	2.00%	444,643	5,373	1.61%
Investment securities exempt from federal income tax (3)	55,798	958	2.90%	62,265	1,074	2.91%
Total securities	469,027	7,145	2.10%	506,908	6,447	1.77%
Cash balances in other banks	189,681	1,076	0.76%	290,454	405	0.19%
Funds sold	9,547	31	0.43%	12,866	12	0.12%
Total interest-earning assets	2,899,163	79,728	3.69%	2,889,856	73,800	3.43%
Noninterest-earning assets	243,822			220,041
Total assets	$3,142,985			$3,109,897
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$895,097	2,279	0.34%	$952,393	1,216	0.17%
Savings and money market deposits	680,331	2,401	0.47%	587,252	896	0.20%
Time deposits	393,594	2,271	0.77%	429,454	2,317	0.72%
Total interest-bearing deposits	1,969,022	6,951	0.47%	1,969,099	4,429	0.30%
Borrowings and repurchase agreements	63,099	1,644	3.49%	30,931	1,193	5.16%
Total interest-bearing liabilities	2,032,121	8,595	0.57%	2,000,030	5,622	0.38%
Noninterest-bearing deposits	707,084			717,122
Total funding sources	2,739,205			2,717,152
Noninterest-bearing liabilities	35,396			33,569
Shareholders’ equity	368,384			359,176
Total liabilities and shareholders’ equity	$3,142,985			$3,109,897
Net interest spread (4)			3.12%			3.05%
Net interest income/margin (5)		$71,133	3.29%		$68,178	3.17%

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

The net interest margin was 3.50% and 3.12% for the third quarters of 2022 and 2021, respectively. For the nine months ended September 30, 2022 the net interest margin was 3.29% compared to 3.17% for the comparable period of 2021. Both quarter and year to date periods in 2022 benefitted from a mix shift in interest earning assets as excess liquidity was deployed to fund loan growth. These improvements were partially offset by a $1.9 million and $6.1 million decline in PPP fees for the three and nine months ended September 30, 2022, respectively.

For the three months ended September 30, 2022, the average security yields increased 54 basis points to 2.29 percent when compared to 2021, while for the nine month period ended September 30, 2022, average security yields increased 33 basis points to 2.10%. Both increases were due to be benefits of increasing market interest rates.

Average noninterest bearing deposits represented 25.1% and 26.4% of total average deposits for the three and nine month periods ending September 30, 2022 , respectively, a decline from 27.5% and 26.7% for the three and nine month periods ending September 30, 2021. Deposit costs increased across all periods for all interest-bearing deposit categories. Average funding sources for the three and nine month periods ended September 30, 2022 remained flat at $2.7 billion compared to the similar periods in 2021. A key longer-term strategic initiative is to create a stronger deposit-led culture with an emphasis on lower cost relationship-based deposits.

The average rate paid on interest-bearing liabilities was 0.93% for the third quarter compared to 0.34% for September 30, 2021. For the nine months ended September 30, 2022 and 2021, the average rate paid on interest-bearing liabilities was 0.57% and 0.38%, respectively.

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

At September 30, 2022, our EAR static simulation results indicated that our balance sheet is asset sensitive to parallel shifts in interest rates. This indicates that our assets generally reprice faster than our liabilities, which results in a favorable impact to net interest income when market interest rates increase and an unfavorable impact to net interest income when market interest rates decline. Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity, and key rate drivers. Because of the inherent use of these estimates and assumptions in the model, our actual results may, and most likely will, differ from our static EAR results. In addition, static EAR results do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates or client behavior. For example, as part of our asset/liability management strategy, management has the ability to increase asset duration and/or decrease liability duration in order to reduce asset sensitivity, or to decrease asset duration and/or increase liability duration in order to increase asset sensitivity.

The following table illustrates the results of our EAR analysis to determine the extent to which our net interest income over the next 12 months would change if prevailing interest rates increased or decreased immediately by the specified amounts.

Net interest income change
Increase 200bp	(0.9)%
Increase 100bp	0.3
Decrease 100bp	(3.2)

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

The provision for loan losses amounted to $0.9 million for both the three and nine month periods ended September 30, 2022 compared to no provision for the three months ended September 30, 2021 and ($0.4) million for the nine month period of 2021. The current period provision was primarily a result of continued strong loan growth partially offset by reduction of pandemic reserve. Net charge-offs for the three and nine months ended September 30, 2022 were $120 thousand and $193 thousand, respectively, compared to $221 thousand and $297 thousand for the three and nine comparable periods of 2021, respectively. The allowance for loan losses at September 30, 2022 was 0.98% of total loans held for investment compared to 1.10% as of December 31, 2021.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

			2022 - 2021			2022 - 2021
	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Increase	September 30,		Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Noninterest income:
Deposit service charges	$1,251	$1,187	5.4%	$3,575	$3,398	5.2%
Interchange and debit card transaction fees	1,245	1,236	0.7%	3,803	3,555	7.0%
Mortgage banking	765	4,693	(83.7)%	4,436	13,318	(66.7)%
Tri-Net	(2,059)	1,939	(206.2)%	39	4,618	(99.2)%
Wealth management	385	481	(20.0)%	1,284	1,412	(9.1)%
SBA lending	560	911	(38.5)%	1,054	1,781	(40.8)%
Net gain (loss) on sale of securities	7	7	—	8	20	(60.0)%
Other noninterest income	1,118	1,197	(6.6)%	4,038	3,446	17.2%
Total noninterest income	$3,272	$11,651	(71.9)%	$18,237	$31,548	(42.2)%

Deposit service charges were up slightly for the three and nine months ended September 30, 2022 compared to the same period in 2021. These amounts originate from our commercial and consumer deposit accounts.

Interchange and debit card transaction fees fluctuate based upon transaction volumes, which were slightly higher for the three and nine months ended September 30, 2022 compared to the same period in 2021. This increase is attributable to an emphasis on electronic banking and continued growth in deposits and volume of our commercial and consumer deposit accounts.

Mortgage banking income consists of mortgage fee income from the origination and sale of mortgage loans. These mortgage fees are for loans originated in our markets that are subsequently sold to third-party investors. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from period to period as the rate environment changes, though the Company benefits from our strong markets and focus on purchase transactions. The Company’s mortgage division experienced a reduction in demand due to higher market rates and reduced demand and anticipates a difficult environment at least until the 2023 buying season returns.

Tri-Net represents a line of business which originates and sells commercial real estate loans to third-party investors. All of these loan sales transfer servicing rights to the buyer. Tri-Net revenue for the three and nine month period ended September 30, 2022 decreased 206.2% and 99.2%, respectively, when compared to the same periods of 2021. The decreases are attributable to the adverse impact of rapidly rising interest rates on pricing and investor demand. As a result of this impact, the Company transferred $131.1 million of Tri-Net loans from loans held for sale to loans held for investment, comprised of $106.9 and $24.2 million in the second and third quarters, respectively, of 2022. For the three months ended September 30, 2022, Tri-Net results included a $1.3 million realized loss on sale of loans and a $2.2 million unrealized loss on loans transferred to held for investment, partially offset by a $1.6 million gain on its hedge instruments. For the nine months ended September 30, 2022, Tri-Net results included a $1.3 million realized loss on sale of loans and a $2.4 million unrealized loss on loans transferred to held for investment, partially offset by a $1.6 million gain on its hedge instruments. As of September 30, 2022, the Company retained $2.1 million Tri-Net loans held for sale, which were under a letter of intent to be sold in the fourth quarter of 2022. Similar to the Company's mortgage division, the Company anticipates continued near-term challenges in the Tri-Net division in a volatile rate environment. The Company paused any further commitments to originate such loans early in the third quarter and will only restart originations when clear indications of market stabilization and liquidity normalization are observed.

Wealth management income is derived from advisory services offered to specific customers. The activity for the three and nine month periods ended September 30, 2022 declined slightly compared to the same periods in 2021. Any changes in activity are mostly driven by transaction volume, which can fluctuate from period to period.

Noninterest income for SBA lending, which represents gains on sales of guaranteed portions of SBA loans, declined 38.5% and 40.8% for the three and nine month periods ended September 30, 2022, respectively, when compared to the same period in 2021.

Other noninterest income primarily consists of loan related fees, bank-owned life insurance, and other service-related fees. While flat for the three month comparable periods, the increase in the nine months ended September 30, 2022 compared to 2021 relates to $0.9 million in death benefit income from bank-owned life insurance policies.

Noninterest Expense

The following table presents the primary components of noninterest expense for the periods indicated.

			2022 - 2021			2022 - 2021
	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Increase	September 30,		Increase
	2022	2021	(Decrease)	2022	2021	(Decrease)
Noninterest expense:
Salaries and employee benefits	$8,712	$10,980	(20.7)%	$28,191	$31,210	(9.7)%
Data processing and software	2,861	2,632	8.7%	8,355	8,530	(2.1)%
Occupancy	1,092	1,028	6.2%	3,266	3,193	2.3%
Equipment	743	760	(2.2)%	2,235	2,640	(15.3)%
Professional services	468	469	(0.2)%	1,653	1,634	1.2%
Regulatory fees	269	279	(3.6)%	814	746	9.1%
Acquisition related expenses	—	—	—	—	323	(100.0)%
Amortization of intangibles	415	477	(13.0)%	1,291	1,478	(12.7)%
Other operating	3,371	1,741	93.6%	6,935	5,105	35.8%
Total noninterest expense	$17,931	$18,366	(2.4)%	$52,740	$54,859	(3.9)%

The decreases in salaries and employee benefits were driven primarily by lower incentive expense included within salaries and employee benefits related to lower profitability driven primarily by lower Tri-Net and Mortgage operating results. Additionally, following two operational loss incidents in the current quarter, the Company recorded $0.8 million of voluntary executive incentive reversals. At September 30, 2022, our associate base decreased to 387 compared to 392 at September 30, 2021.

The increase in other operating expenses was attributable to $2.2 million in the aforementioned operational loss incidents, which occurred during the quarter and for which the bank is seeking potential recoveries.

Our efficiency ratio was 62.21% and 59.01% for the three and nine months ended September 30, 2022, respectively, versus 53.06% and 55.01%, respectively, for the comparable periods ended September 30, 2021. The efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income and measures the amount of expense that is incurred to generate a dollar of revenue. Overall, noninterest expense has declined due to the lower incentive expense as well as the Company's continued focus on expense discipline and operational improvements.

Income Tax Provision

The Company’s effective tax rate for the three and nine month periods ended September 30, 2022 was 19.8% and 19.7%, respectively, compared to 19.4% and 20.0% for the three and nine month periods ended September 30, 2021.

The effective tax rate for the three months ended September 30, 2022 compared favorably from the statutory tax rate due to our investments in qualified municipal securities, tax benefits from our real estate investment trust, company owned life insurance, state tax credits, net of the effect of certain non-deductible expenses, and the recognition of excess tax benefits related to stock compensation. The Company anticipates its effective tax rate for 2022 to be approximately 20.0 percent.

(b) Financial Condition

Balance Sheet

Total assets increased $32.7 million, or 1.1%, from $3.13 billion on December 31, 2021 to $3.17 billion on September 30, 2022. Loans held for investment grew $327.0 million in the first nine months of 2022.

Total liabilities increased to $2.8 billion at September 30, 2022 when compared to $2.75 billion at December 31, 2021. Deposits decreased $50.6 million, or 1.9%.

Our growth in cash, loans and deposits continues to be significantly influenced by inflation, volatility in the interest rate environment, and funding through the Company's correspondent banking customers.

Loans

The composition of loans at September 30, 2022 and December 31, 2021 and the percentage of each classification to total loans are summarized as follows:

	September 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent
Commercial real estate - owner occupied	$235,519	10.3%	$209,261	10.6%
Commercial real estate - non-owner occupied	832,156	36.3%	616,023	31.3%
Consumer real estate	386,628	16.9%	326,412	16.6%
Construction and land development	198,869	8.7%	214,310	10.9%
Commercial and industrial	499,048	21.8%	497,615	25.3%
Consumer	52,715	2.3%	46,811	2.4%
Other	85,334	3.7%	55,337	2.8%
Total loans	$2,290,269	100.0%	$1,965,769	100.0%

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

At September 30, 2022, our loan portfolio composition remained relatively consistent with the composition at December 31, 2021. Our primary focus has been on commercial and industrial and commercial real estate lending, which constituted 68% of our loan portfolio as of September 30, 2022. Although we expect continued growth with respect to our loan portfolio, we do not expect any significant changes over the foreseeable future in the composition of our loan portfolio or in our emphasis on commercial lending. Our loan growth since inception has been reflective of the target market that we serve. The commercial real estate category includes owner-occupied and non-owner occupied properties. The repayment of owner-occupied properties is largely dependent on the operations of the tenant, while non-owner occupied properties is dependent upon the operation, refinance, or sale of the underlying real estate.

Non-Performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

	September 30, 2022	December 31, 2021
Non-accrual loans	$6,734	$3,258
Troubled debt restructurings	344	1,832
Loans past due over 90 days and still accruing	991	1,380

Non-performing loans	6,734	3,258
Other real estate owned	165	266
Non-performing assets	6,899	3,524
Non-performing loans to loans held for investment	0.29%	0.17%
Non-performing assets to total assets	0.22%	0.12%

The following table sets forth the major classifications of non-accrual loans:

	September 30, 2022	December 31, 2021
Commercial real estate	$4,974	$—
Consumer real estate	307	1,086
Construction and land development	8	11
Commercial and industrial	186	324
Consumer	41	31
Other	—	—
Purchased credit impaired	1,218	1,806
Total loans	$6,734	$3,258

The increase in non-performing assets is solely related to one relationship in the Company's commercial real estate portfolio for which the Company feels the risk of loss is nominal.

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

Our most liquid assets are comprised of cash and due from banks, interest-bearing deposits in financial institutions, available-for-sale marketable investment securities and federal funds sold. Interest-bearing deposits in financial institutions totaled $164.4 million at September 30, 2022, representing a decrease of $182.6 million from $347.0 million at December 31, 2021 as the Company deployed excess liquidity to fund loan growth. The fair value of the available-for-sale investment portfolio was $401.3 million at September 30, 2022, a $58.1 million decrease from December 31, 2021. We pledge portions of our investment securities portfolio to secure public fund deposits, derivative positions and Federal Home Loan Bank advances. At September 30, 2022, total investment securities pledged for these purposes comprised 53% of the estimated fair value of the investment portfolio, leaving $188.7 million of unpledged securities.

Other sources of funds available to meet daily needs include $439.7 million of borrowing capacity from the FHLB of Cincinnati, $303.2 million of borrowing capacity from the Federal Reserve Bank of Atlanta’s discount window and federal funds lines with correspondent banks totaling $165.0 million at September 30, 2022.

The principal source of cash for CapStar Financial Holdings, Inc. (the “Parent Company”) is dividends paid to it as the sole shareholder of the Bank. At September 30, 2022, the Bank was able to pay up to $85.3 million in dividends to the Parent Company without regulatory approval subject to the ongoing capital requirements of the Bank.

Accordingly, management currently believes that our funding sources are at sufficient levels to satisfy our short-term and long-term liquidity needs.

(d) Capital Resources

At September 30, 2022, shareholders’ equity totaled $347.4 million, a decrease of $32.7 million from December 31, 2021. The decrease was driven by a decline in the fair value of available for sale securities included within other comprehensive income, which more than offset a $23.0 million increase in retained earnings. As of September 30, 2022, the Company and the Bank were well-capitalized under the regulatory framework for prompt corrective action.

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

The following table presents a reconciliation of these measures to the most directly comparable U.S. GAAP financial measures.

(dollars in thousands, except share and per share data)	September 30, 2022	December 31, 2021
Tangible Equity:
Total shareholders' equity	$347,365	$380,094
Less: intangible assets	(46,468)	(47,759)
Tangible equity	$300,897	$332,335

Tangible book value per share of common stock:
Tangible equity	$300,897	$332,335
Total shares of common stock outstanding	21,931,624	22,166,129
Tangible book value per share of common stock	$13.72	$14.99

Tangible book value per share of common stock less after-tax unrealized available for sale investment (gains) losses:
Total shareholders' equity	$347,365	$380,094
Less: intangible assets	(46,468)	(47,759)
Add: after-tax unrealized available for sale investment (gains) losses	53,488	2,978
Tangible equity less after-tax unrealized available for sale investment (gains) losses	$354,385	$335,313
Total shares of common stock outstanding	21,931,624	22,166,129
Tangible book value per share of common stock less after-tax unrealized available for sale investment (gains) losses	$16.16	$15.13

Tangible common equity to tangible assets:
Tangible equity	$300,897	$332,335

Assets	$3,165,706	$3,133,046
Less: intangible assets	(46,468)	(47,759)
Tangible assets	$3,119,238	$3,085,287
Tangible common equity to tangible assets	9.65%	10.77%

Tangible common equity to tangible assets less after-tax unrealized available for sale investment (gains) losses:
Tangible equity less after-tax unrealized available for sale investment (gains) losses	$354,385	$335,313

Tangible assets	$3,119,238	$3,085,287
Add: after-tax unrealized available for sale investment (gains) losses	53,488	2,978
Tangible assets less after-tax unrealized available for sale investment (gains) losses	$3,172,726	$3,088,265
Tangible common equity to tangible assets less after-tax unrealized available for sale investment (gains) losses	11.17%	10.86%

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our market risk as of September 30, 2022 from that presented in our 2021 10-K. Information about our interest rate sensitivity is included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Simulation Sensitivity Analysis” of this Report and incorporated herein by this reference.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”)). Management applied its judgment in assessing the effectiveness of those controls and procedures, which by their nature, can provide only reasonable assurance about management’s control objectives. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Based upon this evaluation, our Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2022 because of the material weakness in internal control over financial reporting described below. In light of the material weakness, management performed additional procedures to validate the accuracy and completeness of the financial results impacted by the control deficiencies. Such procedures included the validation of underlying data and detailed testing.

Material Weakness in Internal Control Over Financial Reporting

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

For the quarter ended September 30, 2022, we identified the following deficiencies in the design of internal control over financial reporting for our general ledger account balancing.

1. Insufficient management review over general ledger accounts assigned to the Company's Operations Division led to certain accounts not being appropriately balanced.

2. Inadequate oversight and governance of the Company's general ledger accounts by the Company's Accounting Department led to the insufficient management review being unidentified.

All accounts have now been balanced as of September 30, 2022 resulting in a reclassification of certain balance sheet amounts and an increase in operating expense of $196,000 for the three and nine months ended September 30, 2022, all of which are reflected in results for the quarter ended September 30, 2022 in this report. Although the errors were not material to previous financial statements, we concluded that the combination of control deficiencies represented a material weakness.

Remediation of Material Weakness

We are committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible. We have made progress towards remediation and continue to implement our remediation plan for the material weakness in internal control over financial reporting described above, which includes assigning each general ledger account an owner and second reviewer, implementing procedures for the Accounting Division to review and attest to each general ledger account, and ensuring our internal and external audit plans test the effectiveness of our general ledger account oversight. We will consider the material weakness remediated after the applicable controls operate for a sufficient period of time, and management has concluded, through testing, that the controls are operating effectively.

Changes in Internal Control over Financial Reporting

Except as set forth in the following sentences, no change in our internal control over financial reporting (as that term is defined in Exchange Act Rule 13a-15(f)) occurred during the fiscal quarter ended September 30, 2022 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management determined, with respect to the general ledger accounts in question, that it did not adequately design and implement effective control activities which includes the information and communication necessary for management to evidence the implementation and effectiveness of internal control over financial reporting. The previously noted control deficiency (related to several general ledger accounts not being balanced and related oversight and governance) was considered a material weakness. We expect that the remediation of this material weakness will be fully implemented and validated by the end of the fourth quarter of 2022.

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

104	The cover page from Capstar Financial Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 (formatted in Inline XBRL and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTAR FINANCIAL HOLDINGS, INC.

By:	/s/ Michael J Fowler
Michael J. Fowler
Chief Financial Officer (Principal Financial Officer)

Date:	November 14, 2022

By:	/s/ Jeffrey L. Moody
Jeffrey L. Moody
Controller (Principal Accounting Officer)

Date:	November 14, 2022