Form 10-K
period 2022-12-31
CapStar Financial Holdings, Inc.
filed 2023-03-03
CIK 1676479

non-accrual

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $430,355,949 based on the closing sales price of $19.62 per share as reported on the Nasdaq Global Select Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of February 28, 2023
Common Stock, par value $1.00 per share	21,557,567

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Shareholders (the "2023 Proxy Statement"), which will be filed within 120 days after December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Table of Contents

Cautionary Note Regarding Forward-looking statements

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain forward-looking statements that are included pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements reflect our current views with respect to, among other things, statements relating to the Company’s assets, business, cash flows, condition (financial or otherwise), credit quality, financial performance, liquidity, short and long-term performance goals, prospects, results of operations, strategic initiatives, the benefits, cost and synergies of completed acquisitions or dispositions, and the timing, benefits, costs and synergies of future acquisitions, disposition and other growth opportunities. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “aspire,” “estimate,” “intend,” “plan,” “project,” “projection,” “forecast,” “roadmap,” “goal,” “target,” “would,” and “outlook,” or the negative version of those words or other comparable words of a future or forward-looking nature. Forward-looking statements express only management's beliefs regarding future results or events and are subject to inherent uncertainty, risks and changes in circumstances, many of which are outside of management's control. Uncertainty, risks, changes in circumstances and other factors could cause the Company's actual results to differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ from those discussed in such forward-looking statements include, but are not limited to: (1) difficulty attracting and retaining highly-effective employees; (2) our ability to successfully execute our business plan; (3) difficulty growing or sustaining deposit and loan balances; (4) changes in consumer preferences, spending and borrowing habits, and demand for our products and services; (5) general economic conditions, especially in the communities and markets in which we conduct our business; (6) credit risk, including the risk that negative credit quality trends may lead to a deterioration of asset quality, risk that our allowance for credit losses may not be sufficient to absorb actual losses in our loan portfolio, and risk from concentrations within our loan portfolio; (7) market risk, including interest rate and liquidity risk; (8) operational risk, including cybersecurity risk and risk of fraud, data processing system failures, and network breaches; (9) increased competition, including competition from non-bank financial institutions; (10) changes in regulations, laws, taxes, government policies, monetary policies and accounting policies affecting bank holding companies and their subsidiaries; (11) regulatory enforcement actions and adverse legal actions; and (12) other economic, competitive, technological, operational, governmental, regulatory, and market factors affecting our operations. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the section entitled “Risk Factors” included in this Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Forward-looking statements made herein reflect management's expectations as of the date such statements are made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

ii

PART I

ITEM 1. BUSINESS

OVERVIEW

CapStar Financial Holdings, Inc., (the “Company”) is a bank holding company that is headquartered in Nashville, Tennessee. The Company operates primarily through its wholly owned subsidiary, CapStar Bank (the “Bank” or “CapStar”). CapStar provides traditional banking and other financial services through its 23 bank locations and 397 associates. As of December 31, 2022, the Company had total assets of $3.1 billion, total deposits of $2.7 billion, total net loans of $2.3 billion, and shareholders’ equity of $354.2 million.

The primary products and services provided by CapStar are:

•
Commercial Banking – CapStar offers a full range of banking services to businesses and professionals, including deposit and savings accounts, treasury management services, as well as financing for commercial and industrial needs, owner-occupied real estate, construction and land development, and non-owner-occupied income producing real estate some of which are sold in the secondary market.
•
Consumer Banking – CapStar offers a full range of banking services to individuals, including deposit and savings accounts as well as residential real estate loans, home equity loans, and other consumer loans some of which are sold in the secondary market.
•
Wealth Management – CapStar specializes in helping individuals develop sound retirement strategies.

Our strategy is to maintain broadly diversified loan and deposit portfolios in terms of the type of loan product, the type of client and the industries in which our business clients are engaged.

Commercial and industrial loans consist of loans to small to mid-sized businesses and other legal entities. Commercial and industrial loans are reliant on the ability of a borrower’s cash flow from operations to repay the loan. Most commercial and industrial loans are secured with the collateral securing these loans being inventory, receivables, and equipment. Lending products include commercial loans, business term loans, equipment financing and lines of credit to a diversified mix of small and medium sized businesses. As of December 31, 2022, commercial and industrial loans totaled $496.3 million or 21.5% of the Company’s loan portfolio.

Commercial real estate loans consist of owner-occupied and non-owner-occupied commercial real estate loans. Owner-occupied commercial real estate loans having many of the characteristics of commercial and industrial loans with the primary source of repayment reliant on the ability of the borrower’s cash flow to repay the loan. Non-owner occupied commercial real estate loans finance well-managed income producing properties supported by a history of profitable operations and cash flows, and proven operating stability. As of December 31, 2022, owner-occupied and non-owner-occupied commercial real estate loans totaled $246.1 million and $803.6 million or 10.6% and 34.7%, respectively, of the Company’s loan portfolio.

Residential real estate loans consist of loans to individuals secured by first priority liens for the purchase or refinance of a residence as well as first priority lien home equity loans which allow individuals to borrow against equity in their home. Residential mortgages primarily consist of three- and five-year adjustable-rate mortgages with amortization up to 30 years as well as longer-term fixed rate loans produced by our mortgage division with the intent to sell in the secondary market. Home equity loans include lines of credit as well as amortizing term loans on which may be first or second liens. As of December 31, 2022, residential real estate loans totaled $402.6 or 17.4% of the Company’s loan portfolio.

Construction and land development loans consist of loans where the repayment is dependent on the successful completion and operation and/or sale of the related real estate project. Construction and land development loans include 1-4 family construction projects and commercial construction endeavors such as warehouses, apartments, office and retail space and land acquisition and development. As of December 31, 2022, construction and land development loans totaled $230.0 million or 9.9% of the Company’s loan portfolio.

Consumer loans consist of loans secured by automobiles, boats, recreational vehicles, certificates of deposit, other personal property, or in a limited case may be unsecured. As of December 31, 2022, consumer loans totaled $53.4 million or 2.3% of the Company’s loan portfolio.

Other loans consists of all loans not included in the classes of loans above and leases. As of December 31, 2022, other loans totaled $80.8 million or 3.5% of the Company’s loan portfolio.

CapStar’s underwriting guidelines are reviewed regularly and approved annually by our Board of Directors. Our underwriting process includes:

•
receipt of certain financial information, such as financial statements, tax returns and credit reports, to ensure that the potential borrower has sufficient recurring cash flow and liquidity to repay the loan;
•
identifying and evaluating all significant direct and contingent liabilities;
•
determination that the structure of the loan matches the underlying purpose of and repayment source for the loan, the potential borrower’s creditworthiness and the depreciable life of any collateral;
•
verification that the potential borrower has a demonstrated propensity to repay the loan/the borrower’s indebtedness/etc.; and
•
consideration of the value, liquidity and marketability of the potential borrower’s collateral.

Our underwriting processes collaboratively engage our bankers and credit underwriters in the analysis of each loan request. We manage our credit risks by analyzing metrics in order to maintain a conservative and well-diversified loan portfolio reflective of our assessment of various subsets within our market. Based upon our aggregate exposure to any given borrower relationship, we employ a tiered review of loan originations that may involve joint line and credit authorization, our bank’s Credit Committee or, ultimately, our full board of directors.

Our strategy for credit risk management includes the disciplined underwriting process described above and ongoing risk monitoring and review processes for all loan exposures. Our Chief Credit Officer provides bank-wide credit oversight and regularly reviews the loan portfolio to ensure that the underwriting and risk identification processes are functioning properly. We strive to identify potential problem loans early in an effort to aggressively seek resolution of these situations before the loans become delinquent or impaired, record any necessary charge-offs promptly and maintain adequate allowance levels for probable loan losses inherent in the loan portfolio. Annually, we submit ourselves to review by independent third parties to validate our internal oversight.

Market Area and Competition

CapStar operates in the community markets of Athens, Lawrenceburg/Waynesboro, and Manchester, Tennessee as well as the metropolitan markets of Asheville, North Carolina and Chattanooga, Knoxville, and Nashville, Tennessee which are included among the fastest growing nationally. The bank seeks business development and serves customers through a team of commercial relationship managers and its 23 banking locations. The financial services industry is highly competitive and each of these markets has a significant presence of other financial service providers. In particular, we estimate that, as of June 30, 2022, Tennessee included more than 80 financial institutions with over $118 billion in deposits. We compete directly with other bank and nonbank institutions located within our market area, internet-based banks, and out-of-market banks that advertise in or otherwise serve our market area, along with money market and mutual funds, brokerage houses, mortgage companies, and insurance companies or other commercial entities that offer financial services products. Competition involves efforts to retain current clients, obtain new loans and deposits, increase the scope and type of services offered, and offer competitive interest rates paid on deposits and charged on loans. Many of our competitors enjoy competitive advantages, including greater financial resources, a wider geographic presence, the ability to offer additional services, more favorable pricing alternatives, and lower origination and operating costs. Some of our competitors have been in business for a long time and have an established client base and name recognition. We expect to continue to face increasing competition.

Expansion and Acquisitions

In January of 2020, the Company announced its first out of market expansion hiring a Knoxville commercial banking team. In October of 2021, the Company announced the hiring of a Chattanooga commercial banking team. In July of 2022, the Company announced its expansion to Asheville, NC through the hiring of a commercial banking team. During this period, the Company also hired additional commercial and retail bankers within its existing markets. Additionally, during the fourth quarter of 2022, the Company announced the hiring of an experienced financial professional to expand the SBA division.

On July 1, 2020, the Company completed the acquisition of FCB Corporation (“FCB”), the bank holding company for the First National Bank of Manchester. The Company acquired all of the outstanding shares of common stock of

FCB for approximately 3.0 million shares of common stock. At the time of acquisition, Manchester had four banking locations throughout middle Tennessee. The operations of Manchester are included in our financial statements beginning July 1, 2020.

On July 1, 2020, the Company also completed the acquisition of the Bank of Waynesboro (“BOW”). The Company acquired all of the outstanding shares of common stock of BOW for approximately 0.7 million shares of common stock of our Company. At the time of acquisition, BOW had six banking locations throughout Southern Tennessee. The operations of BOW are included in our financial statements beginning July 1, 2020.

Human Capital

As of December 31, 2022, we had 397 total employees. As a service-oriented business, our long-term success depends on our people and we are committed to taking a multi-dimensional approach to talent and culture. Our people and culture are critical to the Company’s long-term success.

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
•
Delivering a competitive compensation package, including medical, dental and vision benefits; life, disability, and long-term care insurance; and 401(k) employer contribution.

SUPERVISION AND REGULATION

General

Insured banks, their holding companies and their affiliates are extensively regulated under federal and state law. As a result, our growth and earnings performance and that of our subsidiaries may be affected not only by management decisions and general economic conditions, but also by the requirements of federal and state statutes and by the regulations and policies of various bank regulatory agencies, including the Tennessee Department of Financial Institutions ("TDFI"), the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (“FDIC”), the Office of the Comptroller of the Currency (“OCC”) and the Consumer Financial Protection Bureau (“CFPB”). Furthermore, tax laws administered by the Internal Revenue Service (“IRS”) and state taxing authorities, accounting rules developed by the Financial Accounting Standards Board (“FASB”), securities laws administered by the Securities and Exchange Commission (“SEC”) and state securities authorities, anti-money laundering laws enforced by the U.S. Department of the Treasury and mortgage related rules, including with respect to loan securitizations and servicing by the U.S. Department of Housing and Urban Development and agencies such as Ginnie Mae and Freddie Mac, have an impact on our business. The effect of these statutes, regulations, regulatory policies and rules are significant to our operations and results and those of our bank, and the nature and extent of future legislative, regulatory or other changes affecting financial institutions are impossible to predict with any certainty.

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

FDIC Insurance and Other Assessments

The Bank pays deposit insurance assessments to the Deposit Insurance Fund, which is determined through a risk-based assessment system. The Bank’s deposit accounts are currently insured by the Deposit Insurance Fund, generally up to a maximum of $250,000 per separately insured depositor, per ownership category. The Bank pays assessments to the FDIC for such deposit insurance. Under the current assessment system, the assessment rate is determined by the risk category assigned to an institution based on the institution’s most recent supervisory and capital evaluations which are designed to measure risk, with riskier institutions paying a higher assessment rate. Under the Federal Deposit Insurance Act, the FDIC may terminate a bank’s deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, agreement or condition imposed by the FDIC.

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking agencies will evaluate the record of each financial institution in meeting the needs of its local community, including low- and moderate-income neighborhoods. Our bank’s record of performance under the CRA is publicly available. A bank’s CRA performance is also considered in evaluating applications seeking approval for mergers, acquisitions, and new offices or facilities. Failure to adequately meet these criteria could result in additional requirements and limitations being imposed on the bank. Additionally, we must publicly disclose the terms of certain CRA-related agreements. As of December 31, 2022 the Bank had a CRA rating of “Satisfactory.”

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

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) establishes a system of “prompt corrective action” (“PCA”) to resolve the problems of undercapitalized insured depository institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into which all insured depository institutions are placed. The federal banking agencies have specified by regulation the relevant capital thresholds and other qualitative requirements for each of those categories. For an insured depository institution to be “well capitalized” under the PCA framework, it must have a common equity Tier 1 capital ratio of 6.5%, Tier 1 capital ratio of 8.0%, a total capital ratio of 10.0%, and a Tier 1 leverage ratio of 5.0%, and must not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by its primary federal regulator to meet and maintain a specific capital level for any capital measure. As of December 31, 2022, our bank qualified for the “well capitalized” category.

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

Commercial Real Estate Concentration

In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate, or CRE, loans. In addition, in December 2015, the federal banking agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. As of December 31, 2022, our bank’s total CRE loans represented 262% of total capital.

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

We have also posted our Corporate Governance Guidelines, Code of Ethics and Conflicts of Interest Policy for directors, officers and employees, and the charters of our Audit Committee, Risk Committee, Nominating and Corporate Governance Committee, and Compensation and Human Resources Committee of our board of directors on the Corporate Governance section of our website at www.ir.capstarbank.com. We will make any legally required disclosures regarding amendments to, or waivers of, provisions of our Corporate Governance Guidelines, Code of Ethics and Conflicts of Interest Policy, or current committee charters on our website. We will also provide a copy of our Corporate Governance Guidelines, Code of Ethics and Conflicts of Interest Policy, and any committee charters without charge upon written request sent to 1201 Demonbreun Street, Suite 700, Nashville, Tennessee 37203, Attention: Investor Relations.

ITEM 1A. RISK FACTORS

This Item outlines specific risks that could affect the ability of our various businesses to compete, change our risk profile or materially affect our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations. Many of these risks are beyond our control, though efforts are made to manage those risks while optimizing financial and operational results, and our operating environment continues to evolve and new risks continue to emerge. This Item highlights risks that could affect us in material ways by causing future results to differ materially from past results, by causing future results to differ materially from current expectations, or by causing material changes in our financial condition. Some of these risks are interrelated and the occurrence of one or more of them may exacerbate the effect of others. You should carefully read and consider the following risks factors, together with the other information contained in or incorporated by reference into this Report before investing in shares of our common stock.

Risks Related To Our Business

Our business, financial condition, and results of operations may be adversely affected by global pandemics, including the COVID-19 pandemic and future variants.

The COVID-19 pandemic created extensive disruptions to the global economy and to the lives of individuals throughout the world. Business and consumer customers of the Company have experienced varying degrees of financial distress as a result of the unprecedented uncertainty, volatility and disruption in the financial markets and in governmental, commercial and consumer activity caused by the COVID-19 pandemic. Even as the COVID-19 pandemic subsides, it will likely take time for the U.S. economy to recover, and the length of the recovery period is unknown. The Company's business could be materially and adversely affected during any such recovery period. To the extent the effects of COVID-19 or other global pandemics adversely impact the Company's business and financial results, it might also have a heightening effect of the other risks described in this section.

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

Weak economic conditions may be characterized by numerous factors; such as deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for mortgage loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. All of these factors can individually or in the aggregate be detrimental to our business, and the interplay between these factors can be complex and unpredictable. Adverse economic conditions could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

Our business and operations are concentrated in our Target Market (References herein to our “Target Market” includes the state of Tennessee, Asheville, NC, and geographical areas within a 100-mile radius of any of our banking locations), and we are more sensitive than our more geographically diversified competitors to adverse changes in the local economy.

Unlike with many of our larger competitors that maintain significant operations located outside our market area, substantially all of our clients are individuals and businesses located and doing business in our Target Market. As of December 31, 2022, approximately 92% of the loans in our loan portfolio (measured by dollar amount) were made to borrowers who live or conduct business in our Target Market. Therefore, our success will depend in large part upon the general economic conditions in this area, which we cannot predict with certainty. As a result, our operations and profitability may be more adversely affected by a local economic downturn in our Target Market than those of larger, more geographically diverse competitors. From time to time, our bank may provide financing to clients who own or have companies or properties located outside our Target Market. In such cases, we would face similar local market risk in those communities for these clients.

Competition from financial institutions and other financial service providers may adversely affect our profitability.

The banking business is highly competitive, and we experience competition in our market from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, internet banks, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other community banks and super-regional and national financial institutions that operate offices in our service area. These competitors have differing levels of marketing resources, capital, regulatory requirements, and funding.

We compete with these other financial institutions both in attracting deposits, in making loans, and in hiring staff. Our profitability depends upon our continued ability to successfully compete with an array of financial institutions in our service area.

Our reputation is critical to our business, and damage to it could have a material adverse effect on us.

The Company faces threats to its reputation from many sources, including adverse sentiment about financial institutions generally, unethical practices, employee misconduct, failure to deliver expected standards of service or quality, regulatory compliance deficiencies, and questionable or fraudulent activities of the Company’s employees and customers. Negative publicity may arise regarding the Company’s business, employees, or customers, with or without merit, and could result in the loss of customers, investors and employees, costly litigation, a decline in revenue, and increased regulatory oversight.

Credit and Interest Rate Risks

The Company is subject to lending risk, and the impacts of interest rate changes could adversely impact the Company.

There are inherent risks associated with the Company’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where the Company operates. Increases in interest rates and/or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans. The Company is also subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject the Company to regulatory enforcement action that could result in restrictions of the Company's activities or the assessment of significant civil money penalties against the Company.

As of December 31, 2022, approximately 35% of our loan portfolio was composed of non-owner occupied commercial real estate loans, 11% of owner occupied commercial real estate loans, 17% consumer real estate loans, and 10% construction and land development loans. The Company's concentration of loans secured by real estate may subject the Company to additional risk, such as fluctuations in market value of collateral, environmental liability associated with hazardous or toxic substances found on, in or around the collateral, and difficulty monitoring income-producing property serving as a source of repayment and collateral. Additionally, non-owner occupied commercial real estate loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. Weak economic conditions or other market factors can result in increased vacancy rates for retail, office and industrial property. The adequacy of such income for repayment may be adversely affected by changes in the economy or local market conditions.

Additionally, we target small and medium sized businesses as loan clients. Because of their size, these borrowers may be less able to withstand competitive, economic or financial pressures than larger borrowers in periods of economic weakness. If loan losses occur at a level where the allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease.

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

The value of real estate collateral may fluctuate significantly resulting in an under-collateralized loan portfolio.

The market value of real estate, particularly real estate held for investment, can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located. If the value of the real estate serving as collateral for the Company's loan portfolio were to decline materially, a significant part of the Company's loan portfolio could become under-collateralized. If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then, in the event of foreclosure, we may not be able to realize the amount of collateral that we anticipated at the time of originating the loan. This could have a material adverse effect on the Company's provision for credit losses and the Company's operating results and financial condition.

We engage in lending secured by real estate and may be forced to foreclose on the collateral and own the underlying real estate, subjecting us to the costs and potential risks associated with the ownership of the real property.

Since we originate loans secured by real estate, we may have to foreclose on the collateral property to protect our investment and may thereafter own and operate such property, in which case we would be exposed to the risks inherent in the ownership of real estate. The amount that we, as a mortgagee, may realize after a default is dependent upon factors outside of our control, including, but not limited to general or local economic conditions, environmental cleanup liability, neighborhood assessments, interest rates, real estate tax rates, operating expenses of the mortgaged properties, supply of and demand for rental units or properties, ability to obtain and maintain adequate occupancy of the properties, zoning laws, governmental and regulatory rules, fiscal policies, and natural disasters. Our inability to manage the amount of costs or size of the risks associated with the ownership of real estate, or write-downs in the value of other real estate owned, could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

We have several large depositor relationships, the loss of which could force us to fund our business through more expensive and less stable sources.

As of December 31, 2022, our ten largest non-brokered depositors accounted for approximately 11% of our total deposits. Withdrawals of deposits by any one of our largest depositors could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations.

Liquidity risk could impair our ability to fund operations and meet our obligations as they become due, and our funding sources may be insufficient to fund our future growth.

Liquidity is essential to our business. An inability to raise funds, at competitive rates or at all, through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Approximately 74% of our bank’s deposits as of December 31, 2022 were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, 74% of the assets of our bank were loans at

December 31, 2022, which cannot be called or sold in the same time frame. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.

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

Additionally, secondary market residential loans may require us to repurchase or substitute mortgage loans, or indemnify buyers against losses, in the event we breach representations or warranties to purchasers, guarantors and insurers, including government-sponsored entities, about the mortgage loans and the manner in which they were originated. In addition, we may be required to repurchase mortgage loans as a result of early payment default of the borrower on a mortgage loan. If repurchase and indemnity demands increase and such demands are valid claims and are in excess of our provision for potential losses, our liquidity, results of operations and financial condition may be adversely affected.

Any substantial, unexpected or prolonged change in the level or cost of liquidity could have a material adverse effect on our ability to meet deposit withdrawals and other client needs, which could have a material adverse effect on our asset growth, new business transactions, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

Changes to interest rates could impact the financial outcomes of the Company.

Changes in monetary policy, including changes in interest rates, could influence not only the interest income the Company receives on loans and securities and the amount of interest it pays on deposits and borrowings, but such changes could also affect (i) the Company’s ability to originate loans and obtain deposits, (ii) the fair value of the Company’s financial assets and liabilities, and (iii) the average duration of the Company’s mortgage-backed securities portfolio. The Company’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond the Company’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Board of Governors of the Federal Reserve System. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, the Company’s net interest income, and therefore its earnings and net profit, could be adversely affected. Earnings also could be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings. Changes in interest rates may also negatively affect the ability of the Company's borrowers to repay their loans, particularly as interest rates rise and adjustable-rate loans become more expensive.

Although management believes it has implemented effective asset and liability management strategies, including the use of derivatives as hedging instruments, to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. See the section Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Market and Liquidity Risk Management – Interest Rate Simulation Sensitivity Analysis" located elsewhere in this report for further discussion related to the Company’s management of interest rate risk.

The fair value of our investment securities could fluctuate because of factors outside of our control, which could have a material adverse effect on us.

Factors beyond our control could significantly affect the fair value of our investment securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and instability in the capital markets. Any of these factors, among others, could cause other-than-temporary impairments ("OTTI") and realized and/or unrealized losses in future periods and declines in earnings and/or other comprehensive income (loss), which could materially and adversely affect our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations. The process for determining whether impairment of a security is OTTI usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer, any collateral underlying the security as well as the Company’s intent and ability to hold the security for a sufficient period of time to allow for any anticipated recovery in fair value in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to assess any impairments or losses with respect to our securities could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

Strategic Risks

Acquisition and other growth opportunities may present challenges.

Any future acquisitions may result in unforeseen difficulties, which could require significant time and attention from the Company’s management that would otherwise be directed at developing its existing business and managing expenses. In addition, the Company could discover undisclosed liabilities resulting from any acquisitions for which it may become responsible. Further, the benefits that the Company anticipates from these acquisitions may not develop. We may experience difficulty integrating businesses acquired through mergers and acquisitions and may fail to realize the expected revenue increases, cost savings, increases in market presence, and other projected benefits from acquisition activity. Acquisitions utilizing the Company’s common stock as consideration may dilute the value of the Company’s common stock, which dilution may not be recouped or recovered for a significant amount of time after the acquisition, if ever.

Any merger or acquisition opportunity that we decide to pursue will ultimately be subject to regulatory approval and other closing conditions. We may expend significant time and resources pursing potential acquisitions that are never consummated due to lack of regulatory approval or other issues. Competition for acquisition candidates in the banking industry is intense. We may expend significant time and resources evaluating acquisition candidates and conducting due diligence that does not lead to an acquisition opportunity.

The Company may implement new lines of business, enter new market areas, or offer new products and services from time to time. There can be substantial risks and uncertainties associated with these efforts. The Company may invest significant time and resources in developing and marketing new lines of business, but the benefits that the Company anticipates from these activities may not develop as expected. External factors, such as compliance with regulations, competitive alternatives, and shifting market preferences may impact the Company’s ability to successfully implement organic growth strategies. Failure to successfully manage these risks could have a material adverse effect on the Company’s financial condition and results of operations.

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

The Company’s controls and procedures may fail or be circumvented.

Any failure or circumvention of the Company’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on the Company’s business, results of operations and financial condition. Management regularly reviews and updates the Company’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, no matter how well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met.

Changes in tax law and accounting standards could materially affect the Company's operations.

Changes in tax laws, or changes in the interpretation of existing tax laws, could materially adversely affect the Company’s operations. Similarly, new accounting standards, changes to existing accounting standards, and changes to the methods of preparing financial statements could impact the Company’s reported financial condition and results of operations. These factors are outside the Company’s control and it is impossible to predict changes that may occur and the effect of such changes.

The adoption of the Current Expected Credit Loss ("CECL") model will result in a significant change in how we recognize credit losses and may materially adversely affect our financial condition or results of operations.

In June 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-13, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the CECL model. Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current generally accepted accounting principles, which delays recognition until it is probable a loss has been incurred. Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance. Moreover, the CECL model may create more volatility in the level of our allowance for loan losses. If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The Company is currently finalizing its assessment of the adoption and ongoing impact, along with testing and finalization of internal controls relative to the adoption of CECL. At this time, the Company expects its allowance for credit losses related to all financial assets will increase in 2023 to approximately $28.0 to $29.0 million upon adoption compared to its allowance for loan losses at December 31, 2022 of approximately $24.1 million. The Company will initially apply the impact of the new guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, which, for the Company, is January 1, 2023. Future adjustments to credit loss expectations will be recorded through the income statement as charges or credits to earnings.

We may be adversely impacted by the transition from LIBOR as a reference rate.

The United Kingdom’s Financial Conduct Authority and the administrator of LIBOR have announced that the publication of the most commonly used U.S. dollar London Interbank Offered Rate (“LIBOR”) settings will cease to be published or cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be published as of December 31, 2021. The Company discontinued originating LIBOR-based loans effective December 31, 2021. As described in Note One of the Notes to the Consolidated Financial Statements, management has reviewed all contracts, identified those that will be affected, and will transition the LIBOR based loans to SOFR, or another index, by June 30, 2023. Nevertheless, the transition from LIBOR has resulted in and could continue to result in added costs and employee efforts and could present additional risk.

Small Business Administration lending and other government guaranteed lending is an important part of our business. Our government guaranteed lending programs are dependent upon the U.S. federal government, and we face specific risks associated with originating SBA and other government guaranteed loans.

Our SBA lending program is dependent upon the U.S. federal government. As an approved participant in the SBA Preferred Lender’s Program (an “SBA Preferred Lender”), we enable our customers to obtain SBA loans without being subject to the potentially lengthy SBA approval process necessary for lenders that are not SBA Preferred Lenders. The SBA periodically reviews the lending operations of participating lenders to assess, among other things, whether the lender exhibits prudent risk management. When weaknesses are identified, the SBA may request corrective actions or impose enforcement actions, including revocation of the lender’s SBA Preferred Lender status. If we lose our status as an SBA Preferred Lender, we may lose some or all of our customers to lenders who are SBA Preferred Lenders, and as a result we could experience a material adverse effect to our financial results. Any changes to the SBA program, changes to program-specific rules impacting volume eligibility under the guaranty program, as well as changes to the program amounts authorized by Congress, may also have a material adverse effect on our business. In addition, any default by the U.S. government on its obligations or any prolonged government shutdown could impede our ability to originate SBA loans or other government guaranteed loans or sell such loans in the secondary market, which could materially adversely affect our business, results of operations, and financial condition.

Generally, we sell the guaranteed portion of our SBA 7(a) loans in the secondary market. These sales result in premium income for us at the time of sale and create a stream of future servicing income, as we retain the servicing rights to these loans. For the reasons described above, we may not be able to continue originating these loans or sell them in the secondary market. Furthermore, even if we are able to continue to originate and sell SBA 7(a) loans in the secondary market, we might not continue to realize premiums upon the sale of the guaranteed portion of these loans, or the premiums may decline due to economic and competitive factors. When we originate SBA loans, we incur credit risk on the non-guaranteed portion of the loans, and if a customer defaults on a loan, we share any loss and recovery related to the loan pro-rata with the SBA. If the SBA establishes that a loss on an SBA guaranteed loan is attributable to significant technical deficiencies in the manner in which the loan was originated, funded, or serviced by us, the SBA may seek recovery of the principal loss related to the deficiency from us. Generally, we do not maintain reserves or loss allowances for such potential claims and any such claims could materially adversely affect our business, financial condition, or results of operations.

The laws, regulations and standard operating procedures that are applicable to government guaranteed loan products may change in the future. We cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies and especially our organization, changes in the laws, regulations and procedures applicable to government guaranteed loans could adversely affect our ability to operate profitably.

The recognition of gains on the sale of loans and servicing asset valuations reflect certain assumptions.

We continue to expect that gains on the sale of U.S. government guaranteed loans will continue to comprise a significant component of our revenue. The gain on such sales recognized for year ended December 31, 2022 was $2.5 million. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market-derived factors such as prepayment rates, current market conditions and recent loan sales. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability. In addition, while we believe these valuations reflect fair value and such valuations are subject to validation by an independent third-party, if such valuations are not reflective of fair market value then our business, results of operations and financial condition may be materially and adversely affected.

Regulatory, Compliance, and Legal Risks

We operate in an extensively regulated industry.

The Company operates in a highly regulated environment and is subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve Board, the OCC, the TDFI and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters including but not limited to (i) ownership and control of the Company's equity, (ii) acquisition of other companies and businesses, (iii) permissible activities, (iv) maintenance of adequate capital levels and (v) other operational aspects. Compliance with banking regulations is costly and restricts certain of our activities, including the payment of dividends, mergers and acquisitions, investments, loan amounts and concentrations, interest rates, opening and closing branch locations, and other activities. The bank regulatory agencies also possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. These agencies have significant discretion in their ability to enforce penalties and further limit the Company's activities if the Company fails to comply with applicable regulations.

The Dodd-Frank Act instituted major changes to the bank and financial institutions regulatory regimes, and additional changes continue to be proposed and implemented by various regulatory agencies. Other changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect the Company in substantial and unpredictable ways. Such changes could subject the Company to reduced revenues, additional costs, limit the types of financial services and products the Company may offer and/or increase the ability of non-banks to offer competing financial services and products, among other things. The burden and expenses associated with regulatory compliance have been increasing and may continue to increase. Failure to comply with laws, regulations or policies could result in sanctions by regulatory agencies, civil money penalties and/or reputation damage, which could have a material adverse effect on the Company's business, financial condition and results of operations. Proposals to change the laws and regulations governing financial institutions are frequently raised in Congress and before bank regulatory authorities. Changes in applicable laws or regulations could materially affect the Company’s business, and the likelihood of any major changes in the future and their effects are impossible to determine. Moreover, it is impossible to predict the ultimate form any proposed legislation might take or how it might affect the Company.

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

Our charter permits us to issue up to an aggregate of 25 million shares of common stock. As of December 31, 2022, 21,714,380 shares of our common stock were issued and outstanding, including 170,426 shares of restricted common stock that have yet to vest. Those shares outstanding do not include the potential issuance, as of December 31, 2022, of 124,445 shares of our common stock subject to issuance upon exercise of outstanding stock options under the Stock Incentive Plan, and 1,118,225 additional shares of our common stock that were reserved for issuance under the Stock Incentive Plan. A future issuance of any new shares of our common stock would, and equity-related securities could, cause further dilution in the value of our outstanding shares of common stock.

Significant sales of our common stock by certain shareholders could affect the market value of our common stock.

Certain shares owned by larger shareholders represent a significant number of our issued and outstanding shares of common stock, and, if sold in the market all at once or at about the same time, could depress the market price of our common stock and could further affect our ability to raise equity capital. Further, we cannot predict the size or the effect, if any, that sales of these shares, or the perception that such sales could occur, may have on the market price of our shares of common stock or our ability to raise additional capital through the sale of equity securities. Any significant sales of these shares could have a materially adverse impact on our affairs, assets, business, cash flows, condition (financial or otherwise), credit quality, financial performance, liquidity, short- and long-term performance goals, prospects and results of operations or the trading price of our common stock.

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

Severe weather, natural disasters, nuclear fallout, acts of war or terrorism, and other external events could significantly impact the Company's business.

Severe weather, natural disasters, nuclear fallout, health emergencies, acts of war or terrorism, and other adverse external events, especially those that directly affect the Company’s market areas, could have a significant impact on the Company’s ability to conduct business. These events could adversely affect the ability of borrowers to repay outstanding loans, decrease the value of collateral securing loans, cause significant property and infrastructure damage, and affect the stability of the Company’s deposit base. The Company may experience decreased revenue, increased charge-offs, and other expenses.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our headquarters and main branch office are located at 1201 Demonbreun Street, Suites 700 and 103, respectively, Nashville, Tennessee 37203. The Company owns 12 banking locations and leases 11 banking locations, pursuant to operating leases.

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

As of February 28, 2023, there were approximately 3,759 holders of record of shares of our common stock.

Dividend Policy

The Company generally pays dividends on a quarterly basis. As a Tennessee corporation and bank holding company, dividend payments are subject to numerous limitations. For additional information, see “Item 1. Business—Supervision and Regulation—Bank Regulation and Supervision—Payment of Dividends”, "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Market and Liquidity Risk Management," and Note 16 of Notes to Consolidated Financial Statements.

Stock Performance Graph

The following stock performance graphs compare total shareholders' return (assuming reinvestment of dividends) on our common stock for the three year and five year periods ended December 31, 2022, as well as the Russell 2000 Index and ABA Nasdaq Community Bank Index for the same periods.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
CapStar Financial Holdings, Inc. (CSTR)	100	71	82	73	106	91
Russell 2000 (RUT)	100	89	112	134	154	122
ABA Nasdaq Community Bank Index (ABAQ)	100	84	104	93	126	116

	12/31/2019	12/31/2020	12/31/2021	12/31/2022
CapStar Financial Holdings, Inc. (CSTR)	100	90	130	111
Russell 2000 (RUT)	100	120	138	110
ABA Nasdaq Community Bank Index (ABAQ)	100	90	121	111

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and our results of operations as of and for the years ended December 31, 2022, 2021 and 2020. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the Consolidated Financial Statements appearing under the caption “Part II., Item 8—Financial Statements and Supplementary Data” in this Report. The following discussion and analysis should be read together with our Consolidated Financial Statements, the notes to our Consolidated Financial Statements and the other financial information included elsewhere in this Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, estimates and assumptions that could cause actual results to differ materially from our current expectations. Factors that could cause such differences are discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this Report. We assume no obligation to update any of these forward-looking statements except to the extent required by applicable law.

The following discussion and analysis pertains to our historical results on a consolidated basis. However, because we conduct all of our material business operations through our wholly-owned subsidiary, CapStar Bank, the following discussion and analysis relates to activities primarily conducted at the subsidiary level.

All dollar amounts in the tables in this section are in thousands of dollars, except per share data or when otherwise specifically noted. Unless specifically noted in this Report, all references in this section to the fiscal years 2020, 2021 and 2022 mean our fiscal years ended December 31, 2020, 2021, and 2022, respectively.

Critical Accounting Estimates

Our accounting and reporting policies are in accordance with GAAP and conform to general practices within the banking industry. Application of these policies requires management to make numerous estimates, assumptions or judgments that affect the amounts reported in the financial statements and the accompanying notes. These estimates are based on information available as of the date of the financial statements; accordingly, as this information changes, it could materially and adversely affect our reported results and financial position for the current period or future periods. The use of estimates, assumptions, and judgments are necessary when financial assets and liabilities are required to be recorded at, or adjusted to reflect, fair value. Assets carried at fair value inherently result in more financial statement volatility. Fair values and information used to record valuation adjustments for certain assets and liabilities are either based on quoted market prices or are provided by other independent third-party sources, when available. When such information is not available, management estimates valuation adjustments based upon historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Management evaluates our estimates and assumptions on an ongoing basis. Changes in underlying factors, assumptions or estimates in any of these areas could have a material impact on our future financial condition and results of operations.

Our Consolidated Financial Statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 to our Consolidated Financial Statements for the year ended December 31, 2022, which are contained elsewhere in this Report. Certain policies inherently have a greater reliance on the use of estimates, assumptions or judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our financial statements to those judgments and assumptions, are critical to an understanding of our financial condition and results of operations. We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are reasonable and appropriate.

Allowance for Loan Losses

We record estimated probable inherent credit losses in the loan portfolio as an allowance for loan losses. The methodologies and assumptions for determining the adequacy of the overall allowance for loan losses involve significant judgments to be made by management. Some of the more critical judgments supporting our allowance for loan losses include judgments about the credit-worthiness of borrowers, estimated value of underlying collateral, assumptions about cash flow, determination of loss factors for estimating credit losses, and the impact of current events, conditions, and other factors impacting the level of inherent losses, including any remaining impact from the COVID-19 pandemic and its variants. Under different conditions or using different assumptions, the actual credit losses ultimately realized by us may be different from our estimates. On a quarterly basis, we assess the risk inherent in our loan portfolio based on qualitative and quantitative trends in the portfolio, including the internal risk classification of loans, historical loss rates, changes in the nature and volume of the loan portfolio, industry or borrower concentrations, delinquency trends, detailed reviews of significant loans with identified weaknesses, and the impacts of local, regional, and national economic factors on the quality of the loan portfolio. Based on this analysis, we may record a provision for loan losses in order to maintain the allowance at appropriate levels. For a more complete discussion of the methodology employed to calculate the allowance for loan losses, see Note 1 to our Consolidated Financial Statements for the year ended December 31, 2022, which is included elsewhere in this Report.

Investment Securities Impairment

We assess on a quarterly basis whether there have been any events or economic circumstances to indicate that a security in an unrealized loss position is impaired on an other-than-temporary basis. In any instance, we would consider many factors, including the severity and duration of the impairment, our intent and ability to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry, and, for debt securities, external credit ratings and recent downgrades. Securities with respect to which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded in earnings.

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

Results of Operations

The following is a summary of our results of operations:

			2022-2021		2021-2020
	Year ended		Percent	Year ended	Percent
	December 31,		Increase	December 31,	Increase
	2022	2021	(Decrease)	2020	(Decrease)
Interest income	$113,533	$98,459	15.3%	$91,852	7.2%
Interest expense	17,441	7,289	139.3%	15,529	(53.1)%
Net interest income	96,092	91,170	5.4%	76,323	19.5%
Provision for loan losses	2,474	(1,066)	332.1%	11,479	(109.3)%
Net interest income after provision for loan losses	93,618	92,236	1.5%	64,844	42.2%
Noninterest income	24,522	42,681	(42.5)%	43,248	(1.3)%
Noninterest expense	69,370	73,541	(5.7)%	77,361	(4.9)%
Net income before income taxes	48,770	61,376	(20.5)%	30,731	99.7%
Income tax expense	9,753	12,699	(23.2)%	6,035	110.4%
Net income	$39,017	$48,677	(19.8)%	$24,696	97.1%

Basic net income per share of common stock	$1.77	$2.20	(19.5)%	$1.22	80.3%
Diluted net income per share of common stock	$1.77	$2.19	(19.2)%	$1.22	79.5%

The following sections provide a more detailed analysis of significant factors affecting our operating results.

Net Interest Income

The largest component of our net income is net interest income – the difference between the interest income earned on loans, investment securities and other interest earning assets and interest expense on deposit accounts and other interest-bearing liabilities. Net interest income calculated on a tax-equivalent basis divided by total average interest-earning assets represents our net interest margin. The major factors that affect net interest income and net interest margin are changes in volumes, mix, the yield on interest-earning assets and the cost of interest-bearing liabilities. Our margin can also be affected by economic conditions, the competitive environment, loan demand and deposit flow. Our ability to respond to changes in these factors by using effective asset-liability management techniques is critical to maintaining the stability of the net interest margin and our net interest income.

The following table sets forth the average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the years ended December 31, 2022, 2021 and 2020:

	For the Year Ended December 31,
	2022			2021			2020
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$2,176,073	$97,759	4.49%	$1,910,115	$84,368	4.42%	$1,690,179	$78,180	4.63%
Loans held for sale	84,171	3,742	4.45%	152,482	4,851	3.18%	175,311	6,092	3.47%
Securities:
Taxable investment securities (2)	400,204	8,427	2.11%	441,495	7,213	1.63%	250,042	5,455	2.18%
Investment securities exempt from federal income tax (3)	55,310	1,267	2.90%	61,438	1,408	2.90%	49,474	1,326	3.39%
Total securities	455,514	9,694	2.20%	502,933	8,621	1.79%	299,516	6,781	2.38%
Cash balances in other banks	172,746	2,262	1.31%	317,406	598	0.19%	307,852	799	0.26%
Funds sold	7,546	76	1.01%	14,640	21	0.14%	18	—	2.77%
Total interest-earning assets	2,896,050	113,533	3.93%	2,897,576	98,459	3.41%	2,472,876	91,852	3.73%
Noninterest-earning assets	242,384			224,776			149,760
Total assets	$3,138,434			$3,122,352			$2,622,636
Interest-Bearing Liabilities
Interest bearing deposits:
Interest-bearing transaction accounts	$856,344	4,479	0.52%	$955,553	1,626	0.17%	$744,144	3,868	0.52%
Savings and money market deposits	689,825	5,102	0.74%	594,652	1,203	0.20%	549,533	5,196	0.95%
Time deposits	450,005	5,421	1.20%	417,770	2,873	0.69%	407,224	5,317	1.31%
Total interest-bearing deposits	1,996,174	15,002	0.75%	1,967,975	5,702	0.29%	1,700,901	14,381	0.85%
Borrowings and repurchase agreements	66,051	2,439	3.69%	30,574	1,587	5.19%	27,809	1,148	4.13%
Total interest-bearing liabilities	2,062,225	17,441	0.85%	1,998,549	7,289	0.36%	1,728,710	15,529	0.90%
Noninterest-bearing deposits	676,617			725,075			558,416
Total funding sources	2,738,842			2,723,624			2,287,126
Noninterest-bearing liabilities	36,339			34,969			29,762
Shareholders’ equity	363,253			363,759			305,748
Total liabilities and shareholders’ equity	$3,138,434			$3,122,352			$2,622,636
Net interest spread (4)			3.09%			3.05%			2.83%
Net interest income/margin (5)		$96,092	3.33%		$91,170	3.16%		$76,323	3.10%

(1)
Average loan balances include non-accrual loans. Interest income on loans includes amortization of deferred loan fees, net of deferred loan costs.
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

	2022 Compared to 2021			2021 Compared to 2020
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-Earning Assets
Loans	$11,747	$1,644	$13,391	$10,173	$(3,985)	$6,188
Loans held for sale	(2,173)	1,064	(1,109)	(793)	(448)	(1,241)
Securities:
Taxable investment securities	(675)	1,889	1,214	4,148	(2,390)	1,758
Investment securities exempt from federal income tax	(140)	(1)	(141)	379	(297)	82
Total securities	(815)	1,888	1,073	4,527	(2,687)	1,840
Cash balances in other banks	(273)	1,937	1,664	25	(226)	(201)
Funds Sold	(10)	65	55	405	(384)	21
Total interest-earning assets	8,476	6,598	15,074	14,337	(7,730)	6,607

Interest-Bearing Liabilities
Interest-bearing transaction accounts	(169)	3,022	2,853	1,099	(3,341)	(2,242)
Savings and money market deposits	192	3,707	3,899	427	(4,420)	(3,993)
Time deposits	222	2,326	2,548	138	(2,582)	(2,444)
Borrowings and repurchase agreements	1,841	(989)	852	114	325	439
Total interest-bearing liabilities	2,086	8,066	10,152	1,778	(10,018)	(8,240)
Net Interest Income	$6,390	$(1,468)	$4,922	$12,559	$2,288	$14,847

2022 compared to 2021

Our net interest income increased $4.9 million, or 5.4%, from 2021 to 2022 primarily due to a 13.9% increase in average loans held for investment partially offset by a 46 basis point increase in the average cost of interest-bearing deposits as market rates increased sharply throughout 2022 and customers shifted into higher cost deposit categories.

The $266.0 million increase in average loans held for investment is primarily attributable to the recent expansion into the Asheville, Chattanooga, and Knoxville markets, and the transfer of Tri-Net loans held for sale to loans held for investment offset by PPP loan forgiveness and paydowns. Our expansion into these new markets contributed $236.4 million to the increase in average loans while loans transferred from held for sale contributed $66.4 million to the increase. The transfer of Tri-Net loans held for sale to loans held for investment was due to the adverse impact of rapidly rising interest rates on pricing and investor demand. Average PPP loans decreased $123.7 million in 2022 when compared to 2021. PPP fees recognized as income totaled $0.7 million and $7.2 million for the years ended December 31, 2022 and 2021, respectively.

Net interest margin for the year ended December 31, 2022 also benefited from a 76 basis point or 80.0% increase in yields on average cash balances in other banks, federal funds sold, and investment securities which was offset by a decrease in their average balances of $199.2 million, or 23.9% as the Federal Reserve increased interest rates over the year ended December 31, 2022 compared to historically low levels experienced in the year ended December 31, 2021.

2021 compared to 2020

Our net interest income increased $14.8 million, or 19.5%, from 2020 to 2021 primarily due to a 13.0% increase in average loans held for investment and a 54 basis point or 60.0% decline in the average yield on interest-bearing liabilities as we worked to lower our cost of deposits across all categories.

The loan balance increase is primarily attributable to a combination of the FCB and BOW acquisitions and expansions into new markets. Fee income associated with PPP loan forgiveness and paydowns also contributed to net interest income. PPP fees recognized as income totaled $7.2 million and $3.6 million for the years ended December 31 2021 and 2020, respectively.

Net interest margin for the year ended December 31, 2021 also benefited from a 67.9% increase in average securities offset by a 59 basis point or 24.8% decrease in average security yield as yields on investments purchased were depressed by a sharp decline in market interest rates as the Federal Reserve lowered short-term rates to historically low levels in response to the pandemic.

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

Our allowance for loan losses as a percentage of total loans held for investment was 1.03%, 1.10% and 1.23% at December 31, 2022, 2021 and 2020, respectively. Our allowance for loan losses plus fair value purchase accounting marks to non-PPP loans was 1.13%, 1.27%, and 1.58% at December 31, 2022, 2021 and 2020, respectively. See “Non-GAAP Financial Measures” for a discussion of and reconciliation to the most directly comparable U.S. GAAP measure.

2022 compared to 2021

The year ended December 31, 2022 yielded a $2.5 million provision compared to a ($1.1) million release of loan loss reserves in 2021. This increase was primarily attributable to an increase in loans during the year ended December 31, 2022 and other qualitative factors offset by a release of pandemic-related reserves.

Net charge-offs for 2022 were $0.4 million compared to $0.5 million for 2021, while our allowance for loan losses as a percentage of total loans held for investment decreased from 1.10% at December 31, 2021 to 1.03% at December 31, 2022. Similarly, these decreases were attributable to an increase in loan balances during the year ended December 31, 2022 and a release of pandemic-related reserves offset by an increase in other qualitative factors.

Based upon our evaluation of the loan portfolio, we believe the allowance for loan losses to be adequate to absorb our estimate of probable losses existing in the loan portfolio at December 31, 2022.

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

Net charge-offs for 2021 were $0.5 million compared to $0.9 million for 2020, while our allowance for loan losses as a percentage of total loans held for investment decreased from 1.23% at December 31, 2020 to 1.10% at December 31, 2021. Similarly, these decreases were attributable to improvements in economic conditions through December 31, 2021, as compared to the economic deterioration that occurred or was anticipated during 2020 as a result of COVID-19 and its variants.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

			2022-2021		2021-2020
	Year Ended		Percent	Year Ended	Percent
	December 31,		Increase	December 31,	Increase
	2022	2021	(Decrease)	2020	(Decrease)
Noninterest income:
Deposit service charges	$4,781	$4,515	5.9%	$3,494	29.2%
Interchange and debit card transaction fees	5,053	4,816	4.9%	3,172	51.8%
Mortgage banking	5,073	16,058	(68.4)%	25,034	(35.9)%
Tri-Net	78	8,613	(99.1)%	3,693	133.2%
Wealth management	1,687	1,850	(8.8)%	1,573	17.6%
SBA lending	2,501	2,060	21.4%	1,440	43.1%
Net gain on sale of securities	8	28	(71.4)%	125	(77.6)%
Bank owned life insurance	2,996	1,829	63.8%	887	106.2%
Other noninterest income	2,345	2,912	(19.5)%	3,830	(24.0)%
Total noninterest income	$24,522	$42,681	(42.5)%	$43,248	(1.3)%

2022 compared to 2021

A decrease in mortgage banking and Tri-Net income drove a decrease in total noninterest income of $18.2 million to $24.5 million, or 17.8% of total revenue, for the year ended December 31, 2022 compared to $42.7 million, or 30.3% of total revenue, for the year ended December 31, 2021.

Mortgage banking income consists of mortgage fee income from the origination and sale of mortgage loans. These mortgage fees are for loans originated in our markets that are subsequently sold to third-party investors. Generally, mortgage origination fees increase in lower interest rate environments and more robust housing markets and decrease in rising interest rate environments and more challenging housing markets. Mortgage origination fees will fluctuate from period to period as the rate environment changes. Mortgage banking income decreased 68.4% from 2021 to 2022 primarily due to the Federal Reserve rate increases over 2022, and corresponding increases in mortgage rates, resulting in fewer lending transactions.

Revenue for Tri-Net, a business launched in the fourth quarter of 2016, is derived from the origination and sale of commercial real estate loans to third-party investors. All such sales transfer servicing rights to the buyer. Income from Tri-Net sales decreased significantly compared to the prior year primarily due to the adverse impact of rapidly rising interest rates on pricing and investor demand. As a result of this impact, the Company transferred $105.5 million of Tri-Net loans from loans held for sale to loans held for investment. Tri-Net results include a $1.3 million realized loss on sale of loans and a $2.4 million unrealized loss on loans transferred to held for investment, partially offset by a $1.6 million gain on related hedge instruments. Similar to the Company's mortgage division, the Company anticipates continued near-term challenges in the Tri-Net division in a volatile rate environment. The Company paused any further commitments to originate such loans early in the third quarter, noting that originations would restart only when clear indications of market stabilization and liquidity normalization are observed. The Company announced plans to test a limited pool of Tri-Net originations in the 1st half of 2023.

SBA loan sales revenue also increased $0.4 million, or 21.4%, when compared to the prior year due to increased volumes and premiums as we continue to invest in and grow our government guaranteed lending division. As announced in the first quarter of 2023, we have hired a team of experienced SBA professionals to expand our SBA division and expect increased activity into 2023.

Income on bank owned life insurance increased $1.2 million, or 63.8%, in the year ended December 31, 2022 when compared to the year ended December 31, 2021 primarily due to the gain on death benefits.

Other noninterest income primarily consists of loan related fees and other service-related fees.

2021 compared to 2020

The increase in interchange and debit card transaction fees and other deposit service charges for 2021 were driven by the incremental increase in transaction volume related to our acquisitions of FCB and BOW, an emphasis on electronic banking and continued growth in deposits and volume of our commercial and consumer deposit account.

Mortgage banking income decreased 35.9% from 2020 to 2021. In 2020, we experienced an increase in mortgage lending transactions as a result of the sharp decline in mortgage interest rates at the start of the COVID-19 pandemic. However, volumes declined in 2021 as mortgage interest rates began to rise from 2020 levels.

Revenue for Tri-Net increased through continued growth and development as one the Company's key unique fee businesses.

SBA loan sales revenue also increased when compared to the prior year comparable period due to increased volumes and premiums as we continue to invest in and grow our government guaranteed lending division.

Noninterest Expense

The following table presents the primary components of noninterest expense for the periods indicated.

			2022-2021		2021-2020
	Year Ended		Percent	Year Ended	Percent
	December 31,		Increase	December 31,	Increase
	2022	2021	(Decrease)	2020	(Decrease)
Noninterest expense:
Salaries and employee benefits	$38,065	$41,758	(8.8)%	$45,252	(7.7)%
Data processing and software	11,152	11,248	(0.9)%	8,865	26.9%
Occupancy	4,299	4,205	2.2%	3,590	17.1%
Equipment	2,988	3,507	(14.8)%	3,195	9.8%
Professional services	2,175	2,155	0.9%	2,224	(3.1)%
Regulatory fees	1,080	1,031	4.8%	1,261	(18.2)%
Acquisition related expenses	—	323	(100.0)%	5,390	(94.0)%
Amortization of intangibles	1,690	1,939	(12.8)%	1,824	6.3%
Other noninterest expense	7,921	7,375	7.4%	5,760	28.0%
Total noninterest expense	$69,370	$73,541	(5.7)%	$77,361	(4.9)%

2022 compared to 2021

Total noninterest expense for 2022 decreased $4.2 million, or 5.7%, to $69.4 million compared to $73.5 million for 2021 primarily due to a decrease in salaries and employee benefits of $3.7 million, or 8.8%. While our base employee count stayed consistent at 397, our incentive compensation decreased in 2022 in relation to net income, Tri-Net activity, and mortgage banking activities. Additionally, in 2022, our executives elected to voluntarily forego their annual bonuses which totaled $0.9 million in an effort to establish a culture of operational excellence following two operational losses and losses in the Company's Tri-Net division.

Other noninterest expense in 2022 includes $1.5 million in operational losses for which the bank is seeking recovery.

Our efficiency ratio was 57.51% and 54.94% for 2022 and 2021, respectively. The efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income and measures the amount of expense that is incurred to generate a dollar of revenue. When the efficiency ratio is adjusted for the Tri-Net losses, operational losses net of recoveries, and reversal of executive incentives the efficiency ratio for the year ended December 31, 2022 was 56.13%. See “Non-GAAP Financial Measures” for a discussion of and reconciliation to the most directly comparable U.S. GAAP measure.

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

Our acquisition-related expenses decreased $5.1 million from 2020 to 2021 following the 2020 FCB and BOW acquisitions, and thereby, lower integration-related expenses.

Our efficiency ratio was 54.94% and 67.40% for 2021 and 2020, respectively. The improvement in efficiency ratio for 2021 is primarily attributable to greater expense discipline in accordance with the Company's core strategy.

Income Taxes

2022 compared to 2021

We recorded income tax expense of $9.8 million and $12.7 million in 2022 and 2021, respectively. Our effective income tax rate for 2022 and 2021 was 20.0% and 20.7%, respectively. Our effective tax rate differs from the statutory tax rate due to our investments in qualified municipal securities, tax benefits from our real estate investment trust, company owned life insurance, state tax credits, net of the effect of certain non-deductible expenses and the recognition of excess tax benefits related to stock compensation. The lower effective tax rate in 2022 compared to 2021 is mainly the result of higher income on bank owned life insurance contracts and an increase in Tennessee state tax credits offset by fewer adjustments related to excess stock compensation expense.

2021 compared to 2020

We recorded income tax expense of $12.7 million and $6.0 million in 2021 and 2020, respectively. Our effective income tax rate for 2021 and 2020 was 20.7% and 19.6%, respectively. Our effective tax rate differs from the statutory tax rate due to our investments in qualified municipal securities, tax benefits from our real estate investment trust, company owned life insurance, state tax credits, net of the effect of certain non-deductible expenses and the recognition of excess tax benefits related to stock compensation. The higher effective tax rate in 2021 compared to 2020 is mainly the result of net operating loss carryback provisions associated with the CARES Act in 2020.

Financial Condition

2022 compared to 2021

Total assets decreased from $3,133.0 million at December 31, 2021 to $3,117.2 million at December 31, 2022. Loans held for investment grew from $1,965.8 million at December 31, 2021 to $2,312.8 million at December 31, 2022, a 17.7% increase. The increase was supported by organic loan growth as well as transfers of loans from held for sale. Loans held for sale decreased $39.0 million or 46.6%, during 2022 which is primarily related to the pausing of Tri-Net originations and declines in mortgage banking volumes. Cash and cash equivalents decreased $279.8 million or 67.4% as the Company deployed its excess liquidity experienced in 2021 to fund loan originations, the repurchase of common stock, and dividends in 2022.

Total liabilities increased from $2,753.0 million at December 31, 2021 to $2,763.0 million at December 31, 2022. Deposits decreased $4.5 million to $2,679.8 million at December 31, 2022 compared to $2,684.2 billion at December 31, 2021. While in the short-term the Company is experiencing a period of increased competition for deposits driven by high interest rates, a key longer-term strategic initiative is to create a stronger deposit-led culture with an emphasis on lower cost relationship-based deposits. As of December 31, 2022, the Company’s lowest cost deposit category, noninterest bearing, decreased $213.1 million from December 31, 2021 to December 31, 2022, while higher cost time deposits increased $335.6 million or 90.0%. Other changes in deposits from 2021 to 2022 included a $194.7 million decrease or 20.6% in interest-bearing transaction deposits and a $67.7 million or 10.6% increase in savings and money market accounts.

2021 compared to 2020

Total assets increased $146.0 million or 4.9%, from December 31, 2020 to December 31, 2021. Loans held for investment grew from $1,883.7 million at December 31, 2020 to $1,965.8 million at December 31, 2021, a 4.4% increase. The increase was supported by organic loan growth partially offset by approximately $159.5 million in net paydowns of forgiven PPP loans. Loans held for sale decreased $103.3 million or 55.2%, during 2021 which is primarily related to the timing of selling residential and commercial real estate loans. Cash and cash equivalents increased $137.7 million or 49.6% as the Company continued to experience excess liquidity and grow deposits.

Total liabilities increased $109.4 million or 4.1% from December 31, 2020 to December 31, 2021. Deposits increased $116.3 million to $2.684 billion at December 31, 2021, a 4.5% increase. While in the short-term the Company is experiencing a period of excess liquidity, a key longer-term strategic initiative is to create a stronger deposit-led culture with an emphasis on lower cost relationship-based deposits. As of December 31, 2021, the Company’s lowest cost deposit category, noninterest bearing, increased $62.2 million December 31, 2020 to December 31, 2021, while higher cost time deposits decreased $96.5 million or 20.5%. Other changes in deposits from 2020 to 2021 included a $100.5 million increase or 11.9% in interest-bearing transaction deposits and a $50.0 million or 8.5% increase in savings and money market accounts.

Investment Securities

The investment portfolio plays a key role in the management of liquidity and interest rate risk and provides another source of interest income. In managing the composition of the balance sheet, we seek a balance between earnings sources and credit and liquidity considerations. We manage our investment portfolio according to a written investment policy approved by our board of directors. Balances in our investment portfolio are subject to change over time based on our funding needs and interest rate risk management objectives. Our liquidity levels take into account anticipated future cash flows and all available sources of funds and are maintained at levels we believe are appropriate to assure future flexibility in meeting our anticipated funding needs.

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

Our investment portfolio totaled $397.7 million, $461.2 million, and $488.6 million at December 31, 2022, 2021 and 2020, respectively. Decreases in our investment portfolio over 2022 are related to the unrealized losses experienced in response to the rising rate environment. See “Note 3 to our Consolidated Financial Statements” for additional information on our investment securities.

The following table presents the fair value of our securities as of December 31, 2022 by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the weighted average yields for each maturity range.

	Due in one year or less		Due in one year to five years		Due in five years to ten years		Due after ten years
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Securities available for sale:
U. S. government agency securities	$—	—	$1,888	2.2%	$11,014	2.1%	$—	—
State and municipal securities	4,139	4.0%	20,694	3.3%	26,660	2.0%	16,819	2.4%
Mortgage-backed securities	57	4.1%	60,270	2.1%	147,494	1.4%	37,007	1.3%
Asset-backed securities	—	—	3,270	5.4%	—	—	—	—
Other debt securities	2,003	8.5%	5,036	4.8%	60,065	3.8%	—	—
Total securities available for sale	$6,199	5.5%	$91,158	2.7%	$245,233	2.1%	$53,826	1.7%
Securities held to maturity:
State and municipal securities	$1,240	3.1%	$—	—	$—	—	$—	—
Total securities held to maturity	$1,240	3.1%	$—	—	$—	—	$—	—

Loans and Leases

Loans and leases are our largest category of earning assets and typically provide higher yields than other types of earning assets. Associated with the higher loan yields are the inherent credit and liquidity risks that we attempt to control and counterbalance.

The composition of gross loans and leases at December 31 for each of the past three years and the percentage of each classification to total loans are summarized as follows:

	December 31, 2022		December 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate - owner occupied	$246,109	10.6%	$209,261	10.6%	$162,603	8.6%
Commercial real estate - non-owner occupied	803,611	34.7%	616,023	31.3%	481,229	25.5%
Consumer real estate	402,615	17.4%	326,412	16.6%	343,791	18.3%
Construction and land development	229,972	9.9%	214,310	10.9%	174,859	9.3%
Commercial and industrial	496,347	21.5%	497,615	25.3%	623,446	33.1%
Consumer	53,382	2.3%	46,811	2.4%	44,279	2.4%
Other	80,762	3.5%	55,337	2.8%	53,483	2.8%
Total gross loans held for investment	$2,312,798	100.0%	$1,965,769	100.0%	$1,883,690	100.0%

Over the past three years, we have continued to experience growth in our loan portfolio, especially in the commercial real estate loan classifications reflecting the development of the Target Market in which we operate along with our expansion into Chattanooga in 2021 and Asheville in 2022.

Our primary focus has been on commercial and industrial and commercial real estate lending, which constituted 67% of our loan portfolio as of December 31, 2022. Although we expect continued growth with respect to our loan portfolio, we do not expect any significant changes over the foreseeable future in our emphasis on commercial lending.

The repayment of loans is a source of additional liquidity for us. The following table details maturities and sensitivity to interest rate changes for our loan portfolio at December 31, 2022.

	December 31, 2022
	Due in 1 year or less	Due in 1-5 years	Due after 5-15 years	Due after 15 years	Total
Commercial real estate	$98,699	$526,417	$395,590	$29,014	$1,049,720
Consumer real estate	15,837	93,867	214,429	78,482	402,615
Construction and land development	60,450	134,413	24,258	10,851	229,972
Commercial and industrial	150,788	198,933	122,687	23,939	496,347
Consumer	13,018	34,437	5,898	29	53,382
Other	17,775	29,666	32,677	644	80,762
Gross loans	$356,567	$1,017,733	$795,539	$142,959	$2,312,798

Interest rate sensitivity
Fixed interest rates	114,963	750,096	500,589	12,308	1,377,956
Floating or adjustable interest rates	241,604	267,637	294,950	130,651	934,842
Total gross loans	$356,567	$1,017,733	$795,539	$142,959	$2,312,798

The information presented in the table above is based upon the contractual maturities of the individual loans, which may be renewed at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms at their maturity. Consequently, we believe that this treatment presents fairly the maturity structure of the loan portfolio.

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

Non-Performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows.

	December 31,
	2022	2021	2020
Non-accrual loans	$10,714	$3,258	$4,817
Troubled debt restructurings	344	1,832	1,928
Loans past due greater than 90 days and still accruing	1,025	1,380	3,296
Non-performing loans	10,714	3,258	4,817
Foreclosed real estate	—	266	523
Non-performing assets	$10,714	$3,524	$5,340
Non-accrual loans as a percentage of total loans	0.46%	0.17%	0.25%
Non-performing assets as a percentage of total assets	0.34%	0.11%	0.18%
Allowance for loan losses to nonaccrual loans	222.20%	665.99%	482.56%

Non-accrual loans to total loans increased to 0.46% at December 31, 2022 compared to 0.17% at December 31, 2022. The increase in non-accrual loans is principally related to two relationships that total $8.4 million. These loans are made up of one loan totaling $3.4 million which has a 90% SBA guaranty of $3.0 million and a specific reserve of $0.3 million as well as a relationship of $5.0 million which is adequately secured with no loss expected.

We have established a policy to discontinue accruing interest on loans (that is, place the loans on non-accrual status) after they have become 90 days delinquent as to payment of principal or interest, unless the loans are considered to be well-collateralized and are in the process of collection. Consumer loans and any accrued interest are typically charged off no later than 180 days past due. In addition, a loan will not be placed on non-accrual status before it becomes 90 days delinquent unless management believes that the collection of all principal and interest is not expected in a timely manner. Interest previously accrued but uncollected on such loans is reversed and charged against interest income when the receivable is determined to be uncollectible. If we believe that a loan will not be collected in full, we will increase the allowance for loan losses to reflect management’s estimate of any potential exposure or loss. Generally, payments received on non-accrual loans are applied directly to principal. As of December 31, 2022, there were not any loans, outside of those included in the table above, that cause management to have serious doubts as to the ability of borrowers to comply with present repayment terms.

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

	December 31, 2022		December 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate	$7,934	33.3%	$7,124	32.8%	$7,349	31.6%
Consumer real estate	3,153	13.2%	2,412	11.1%	1,831	7.9%
Construction and land development	3,830	16.1%	3,769	17.4%	3,476	15.0%
Commercial and industrial	7,654	32.2%	7,441	34.3%	9,708	41.8%
Consumer	430	1.8%	397	1.8%	305	1.3%
Other	805	3.4%	555	2.6%	576	2.5%
Total allowance for loan and lease losses	$23,806	100.0%	$21,698	100.0%	$23,245	100.0%

	December 31, 2022			December 31, 2021			December 31, 2020
	Net Charge-Offs (Recoveries)	Average Loans	Ratio	Net Charge-Offs (Recoveries)	Average Loans	Ratio	Net Charge-Offs (Recoveries)	Average Loans	Ratio
Commercial real estate	$213	$978,074	0.02%	$—	$727,102	0.00%	$10	$597,175	0.00%
Consumer real estate	(2)	358,201	(0.00)%	17	331,274	0.01%	(35)	296,610	(0.01)%
Construction and land development	—	208,385	0.00%	—	196,098	0.00%	—	150,038	0.00%
Commercial and industrial	(172)	501,132	(0.03)%	(189)	552,561	(0.03)%	(493)	555,024	(0.09)%
Consumer	(220)	50,945	(0.43)%	(123)	45,263	(0.27)%	(96)	35,630	(0.27)%
Other	(185)	79,336	(0.23)%	(186)	57,817	(0.32)%	(224)	55,702	(0.40)%
Total allowance for loan and lease losses	$(366)	$2,176,073	(0.02)%	$(481)	$1,910,115	(0.03)%	$(838)	$1,690,179	(0.05)%

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

	Year ended December 31,
	2022		2021		2020
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Types of Deposits:
Noninterest-bearing demand deposits	$676,617	0.00%	$725,075	0.00%	$558,416	0.00%
Interest-bearing transaction accounts	856,344	0.52%	955,553	0.17%	744,144	0.52%
Money market accounts	524,661	0.93%	451,947	0.23%	463,183	1.10%
Savings accounts	165,164	0.13%	142,705	0.11%	86,350	0.11%
Time deposits	450,005	1.20%	417,770	0.69%	407,224	1.31%
Total deposits	$2,672,791	0.56%	$2,693,050	0.21%	$2,259,317	0.64%

Total average deposits remained relatively stable in 2022 compared to 2021 and increased 19.2% in 2021 compared to 2020. Increased pricing pressure during the year ended December 31, 2022 resulted in a shift to higher cost deposit categories during the year but the Company continues to focus on building and expanding client relationships to deliver on our core deposit-led strategy.

The maturities of time deposits that exceed the FDIC insurance limit of $250 thousand at December 31, 2022 are as follows ($ in thousands):

	December 31, 2022
	Three months or less	Over three through six months	Over six through twelve months	Over twelve months	Total
Time deposits in excess of FDIC insurance limit	$181,317	$102,306	$85,864	$10,401	$379,888

Capital Adequacy

As of December 31, 2022, CapStar Financial’s capital ratios were as follows.

	Well Capitalized Guidelines	December 31, 2022
Total risk-based capital	10.00%	14.51%
Tier 1 risk-based capital	8.00%	12.61%
Common equity tier 1 capital	6.50%	12.61%
Tier 1 leverage	5.00%	11.40%

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

At December 31, 2022, our net interest income over the next year is estimated to be fairly neutral at a 100 basis point market rate increase while being adversely impacted by falling interest rates or by larger rate increases. Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity, and key rate drivers. Because of the inherent use of these estimates and assumptions in the model, our actual results may, and most likely will, differ from our static EAR results. In addition, static EAR results do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates or client behavior. For example, as part of our asset/liability management strategy, management has the ability to increase asset duration and/or decrease liability duration in order to reduce asset sensitivity, or to decrease asset duration and/or increase liability duration in order to increase asset sensitivity.

The following table illustrates our model's estimates of net interest income changes over the next 12 months in response to market interest rate changes.

Net interest income change
Increase 200bp	(1.3)%
Increase 100bp	0.1
Decrease 100bp	(2.7)
Decrease 200bp	(6.6)

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

Our most liquid assets are comprised of cash and due from banks, available-for-sale marketable investment securities and federal funds sold. The fair value of the available-for-sale investment portfolio was $396.4 million at December 31, 2022. We pledge portions of our investment securities portfolio to secure public fund deposits, derivative positions and Federal Home Loan Bank (“FHLB”) advances. At December 31, 2022, total investment securities pledged for these purposes comprised 55% of the estimated fair value of the entire investment portfolio, leaving $180.4 million of unpledged securities.

We have a large base of non-maturity customer deposits, defined as demand, savings, and money market deposit accounts. At December 31, 2022, such deposits totaled $2.0 billion and represented 74% of our total deposits.

Other sources of funds available to meet daily needs include FHLB advances. As a member of the FHLB of Cincinnati, the Company has access to credit products offered by the FHLB. At December 31, 2022, available credit from the FHLB totaled $509.4 million. Additionally, we had available credit from the Federal Reserve of $322.6 million and available federal funds purchased lines with correspondent banks totaling $145.0 million at December 31, 2022.

The principal source of cash for CapStar Financial is dividends paid to it as the sole shareholder of the Bank. At December 31, 2022, the Bank was able to pay up to $89.9 million in dividends to CapStar Financial without regulatory approval subject to the ongoing capital requirements of the Bank.

Accordingly, management believes that our funding sources are at sufficient levels to satisfy our short-term and long-term liquidity needs.

Contractual Obligations

The following provides an overview of the Company's significant contractual obligations as of December 31, 2022.

Short-term borrowings and long-term debt - The Company issued $30.0 million of fixed-to-floating rate subordinated notes during the third quarter of 2020, which were recorded net of issuance costs of $0.6 million, that mature June 30, 2030. Beginning on or after June 30, 2025, the Company may redeem the notes, in whole or in part, at their principal amount plus any accrued and unpaid interest. The carrying value of subordinated notes was $29.7 million at December 31, 2022. The Company had FHLB advances of $15.0 million which matured in January of 2023.

Operating Lease Obligations - We are party to operating lease agreements for many of our branch locations, ATMs, loan production offices and operation centers. For qualifying leases with a term exceeding one year we record a lease liability and right-of-use ("ROU") asset on our balance sheet. As of December 31, 2022, the lease liability and ROU asset totaled $11.0 million and $10.1 million, respectively.

As of December 31, 2022 the remaining terms of our leases ranged from one to 9 years. Certain of our leases contain options to renew the lease at the end of the current term. Unless we have determined we are reasonably likely to renew the lease, these options have been excluded from the calculation of our lease liability and ROU asset. Additional information regarding operating leases is provided in Note 7 to the consolidated financial statements.

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

Our off-balance sheet arrangements are summarized in the following table for the periods indicated.

	Contract or notional amount
	December 31, 2022	December 31, 2021	December 31, 2020
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$1,112,950	$831,075	$804,520
Standby letters of credit	7,288	10,623	10,403
Total	$1,120,238	$841,698	$814,923

Non-GAAP Financial Measures

This Report includes the following financial measures that have been prepared other than in accordance with generally accepted accounting principles in the United States (“non-GAAP financial measures”): tangible common equity, tangible book value per share of common stock, tangible book value per share of common stock plus after-tax unrealized available for sale investment (gains) losses, tangible common equity to tangible assets, tangible common equity to tangible assets plus after-tax unrealized available for sale investment (gains) losses, the allowance for loan losses plus fair value purchase accounting marks to non-PPP loans, and the efficiency ratio excluding Tri-Net losses, operational losses, and executive incentive reversal. The Company believes that these non-GAAP financial measures (i) provide useful information to management and investors that is supplementary to its financial condition, results of operations and cash flows computed in accordance with GAAP, (ii) enable a more complete understanding of factors and trends affecting the Company’s business, and (iii) allow investors to evaluate the Company’s performance in a manner similar to management, the financial services industry, bank stock analysts and bank regulators; however, the Company acknowledges that its non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with GAAP, and they are not necessarily comparable to non-GAAP financial measures that other companies use.

The following table presents a reconciliation of these measures to the most directly comparable GAAP financial measures.

	December 31, 2022	December 31, 2021	December 31, 2020
Tangible Equity:
Total shareholders' equity	$354,182	$380,094	$343,486
Less: intangible assets	(46,069)	(47,759)	(49,698)
Tangible equity	$308,113	$332,335	$293,788

Tangible book value per share of common stock:
Tangible equity	$308,113	$332,335	$293,788
Total shares of stock outstanding	21,714,380	22,166,129	21,988,803
Tangible book value per share of common stock	$14.19	$14.99	$13.36

Tangible book value per share of common stock plus after-tax unrealized available for sale investment losses:
Total shareholders' equity	$354,182	$380,094	$343,486
Less: intangible assets	(46,069)	(47,759)	(49,698)
Add: after-tax unrealized available for sale investment (gains) losses	51,760	2,978	(6,020)
Tangible equity plus after-tax unrealized available for sale investment (gains) losses	$359,873	$335,313	$287,768
Total shares of common stock outstanding	21,714,380	22,166,129	21,988,803
Tangible book value per share of common stock plus after-tax unrealized available for sale investment losses	$16.57	$15.13	$13.09

Tangible common equity to tangible assets:
Tangible equity	$308,113	$332,335	$293,788

Assets	$3,117,169	$3,133,046	$2,987,006
Less: intangible assets	(46,069)	(47,759)	(49,698)
Tangible assets	$3,071,100	$3,085,287	$2,937,308
Tangible common equity to tangible assets	10.03%	10.77%	10.00%

Tangible common equity to tangible assets plus after-tax unrealized available for sale investment losses:
Tangible equity plus after-tax unrealized available for sale investment losses	$359,873	$335,313	$287,768

Tangible assets	$3,071,100	$3,085,287	$2,937,308
Add: after-tax unrealized available for sale investment losses	51,760	2,978	(6,020)
Tangible assets plus after-tax unrealized available for sale investment losses	$3,122,860	$3,088,265	$2,931,288
Tangible common equity to tangible assets plus after-tax unrealized available for sale investment losses	11.52%	10.86%	9.82%

The following table presents a reconciliation of allowance for loan losses plus fair value purchase accounting marks to non-PPP loans for the most directly comparable GAAP financial measures.

	December 31, 2022	December 31, 2021	December 31, 2020
Allowance for loan losses	$23,806	$21,698	$23,245
Purchase accounting marks	2,438	3,003	3,663
Allowance for loan losses and purchase accounting fair value marks	26,244	24,701	26,908

Loans held for investment	2,312,798	1,965,769	1,883,690
Less: PPP Loans net of deferred fees	221	26,539	181,601
Non-PPP Loans	2,312,577	1,939,230	1,702,089

Allowance for loan losses plus fair value marks / Non-PPP Loans	1.13%	1.27%	1.58%

The following table presents a reconciliation of the efficiency ratio adjusted for 2022 Tri-Net and operational losses for the most directly comparable GAAP financial measures.

	December 31, 2022	December 31, 2021	December 31, 2020
Net interest income	$96,092	$91,170	$76,323

Noninterest income	24,522	42,681	43,248
Less: Tri-Net losses	2,059	—	—
Noninterest income excluding Tri-Net losses	26,581	42,681	43,248

Total income excluding Tri-Net losses	122,673	133,851	119,571

Noninterest expense	69,370	73,541	77,361
Less: Operational losses	(1,463)	—	—
Less: Executive incentive reversal	947	—	—
Noninterest expense excluding operational losses and incentive reversal	68,854	73,541	77,361

Efficiency ratio excluding Tri-Net losses, operational losses, and executive incentive reversal	56.13%	54.94%	64.70%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CapStar Financial Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CapStar Financial Holdings, Inc. and its subsidiary (the “Company”) as of December 31, 2022 and 2021 and the related consolidated statements of income, comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 3, 2023 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Allowance for Loan Losses

As described in Note 4 to the Company’s financial statements, the Company has a gross loan portfolio of approximately $2.31 billion and related allowance for loan losses of approximately $23.8 million as of December 31, 2022. As described by the Company in Note 1, the evaluation of the allowance for loan losses is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available. The allowance for loan losses is evaluated on a regular basis and is based upon the Company’s review of the collectability of the loans in light of peer group historical loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.

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

/s/ Elliott Davis, LLC

Franklin, Tennessee

March 3, 2023

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of CapStar Financial Holdings, Inc.:

Opinion on the Internal Control Over Financial Reporting

We have audited CapStar Financial Holdings, Inc. and Subsidiary's (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022 of the Company and our report dated March 3, 2023 expressed an unqualified opinion.

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

/s/ Elliott Davis, LLC

Franklin, Tennessee

March 3, 2023

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	December 31, 2022	December 31, 2021
Assets
Cash and due from banks	$25,280	$48,202
Interest-bearing deposits in financial institutions	105,558	347,023
Federal funds sold	4,467	19,900
Total cash and cash equivalents	135,305	415,125
Securities available-for-sale, at fair value	396,416	459,396
Securities held-to-maturity, fair value of $1,240 and $1,830 at December 31, 2022 and 2021, respectively	1,240	1,782
Loans held for sale (includes $12,636 and $37,306 measured at fair value at December 31, 2022 and 2021, respectively)	44,708	83,715
Loans held for investment	2,312,798	1,965,769
Less allowance for loan losses	(23,806)	(21,698)
Loans, net	2,288,992	1,944,071
Premises and equipment, net	24,855	25,727
Restricted equity securities	16,632	14,453
Accrued interest receivable	10,511	7,376
Goodwill	41,068	41,068
Core deposit intangible, net	5,001	6,691
Other real estate owned, net	—	266
Other assets	152,441	133,376
Total assets	$3,117,169	$3,133,046
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$512,076	$725,171
Interest-bearing	749,857	944,605
Savings and money market accounts	709,190	641,456
Time	708,696	373,049
Total deposits	2,679,819	2,684,281
Federal Home Loan Bank advances	15,000	—
Subordinated debt	29,666	29,532
Other liabilities	38,502	39,139
Total liabilities	2,762,987	2,752,952
Shareholders’ equity:
Common stock, voting, $1 par value; 25,000,000 shares authorized; 21,714,380 and 22,166,129 shares issued and outstanding at December 31, 2022 and 2021, respectively	21,714	22,166
Additional paid-in capital	240,863	248,709
Retained earnings	141,657	110,489
Accumulated other comprehensive loss, net of income tax	(50,052)	(1,270)
Total shareholders’ equity	354,182	380,094
Total liabilities and shareholders’ equity	$3,117,169	$3,133,046

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Statements of Income

(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2022	2021	2020
Interest income:
Loans, including fees	$101,501	$89,219	$84,272
Securities:
Taxable	7,642	6,573	4,863
Tax-exempt	1,268	1,408	1,342
Federal funds sold	76	21	—
Restricted equity securities	784	640	576
Interest-bearing deposits in financial institutions	2,262	598	799
Total interest income	113,533	98,459	91,852
Interest expense:
Interest-bearing deposits	4,479	1,626	3,868
Savings and money market accounts	5,102	1,203	5,196
Time deposits	5,421	2,873	5,317
Federal funds purchased	2	—	—
Federal Home Loan Bank advances	862	12	356
Subordinated notes	1,575	1,575	792
Total interest expense	17,441	7,289	15,529
Net interest income	96,092	91,170	76,323
Provision for loan losses	2,474	(1,066)	11,479
Net interest income after provision for loan losses	93,618	92,236	64,844
Noninterest income:
Deposit service charges	4,781	4,515	3,494
Interchange and debit card transaction fees	5,053	4,816	3,172
Mortgage banking	5,073	16,058	25,034
Tri-Net	78	8,613	3,693
Wealth management	1,687	1,850	1,573
SBA lending	2,501	2,060	1,440
Net gain on sale of securities	8	28	125
Bank owned life insurance	2,996	1,829	887
Other noninterest income	2,345	2,912	3,830
Total noninterest income	24,522	42,681	43,248
Noninterest expense:
Salaries and employee benefits	38,065	41,758	45,252
Data processing and software	11,152	11,248	8,865
Occupancy	4,299	4,205	3,590
Equipment	2,988	3,507	3,195
Professional services	2,175	2,155	2,224
Regulatory fees	1,080	1,031	1,261
Acquisition related expenses	—	323	5,390
Amortization of intangibles	1,690	1,939	1,824
Other noninterest expense	7,921	7,375	5,760
Total noninterest expense	69,370	73,541	77,361
Income before income taxes	48,770	61,376	30,731
Income tax expense	9,753	12,699	6,035
Net income	$39,017	$48,677	$24,696
Per share information:
Basic net income per share of common stock	$1.77	$2.20	$1.22
Diluted net income per share of common stock	$1.77	$2.19	$1.22
Weighted average shares outstanding:
Basic	22,010,462	22,127,919	20,162,038
Diluted	22,059,855	22,179,461	20,185,589

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Statements of Comprehensive Income

(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$39,017	$48,677	$24,696
Other comprehensive income (loss):
Unrealized (losses) gains on securities available-for-sale:
Unrealized holding (losses) gains arising during the period	(65,897)	(12,141)	4,968
Reclassification adjustment for gains included in net income	(8)	(28)	(125)
Tax effect	17,123	3,171	(1,177)
Net of tax	$(48,782)	(8,998)	3,666
Unrealized losses on cash flow hedges:
Reclassification adjustment for losses included in net income	—	—	2,679
Tax effect	—	—	—
Net of tax	—	—	2,679
Other comprehensive (loss) income	(48,782)	(8,998)	6,345
Comprehensive (loss) income	$(9,765)	$39,679	$31,041

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except share and per share data)

	Common stock, voting		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	capital	earnings	(loss) income	equity
Balance December 31, 2019	18,361,922	$18,362	$207,083	$46,218	$1,383	$273,046
Net issuance of restricted common stock	122,381	122	(165)	—	—	(43)
Stock-based compensation expense	—	—	1,223	—	—	1,223
Net exercise of common stock options	20,582	21	85	—	—	106
Repurchase of common stock	(147,800)	(148)	(1,289)	—	—	(1,437)
Issuance of common stock in conjunction with acquisitions	3,631,718	3,632	39,953	—	—	43,585
Common stock dividends declared ($0.20 per share)	—	—	—	(4,035)	—	(4,035)
Net income	—	—	—	24,696	—	24,696
Other comprehensive income	—	—	—	—	6,345	6,345
Balance December 31, 2020	21,988,803	$21,989	$246,890	$66,879	$7,728	$343,486
Net issuance of restricted common stock	110,103	110	(329)	—	—	(219)
Stock-based compensation expense	—	—	1,600	—	—	1,600
Net exercise of common stock options	94,483	94	983	—	—	1,077
Repurchase of common stock	(27,260)	(27)	(435)	—	—	(462)
Common stock dividends declared ($0.23 per share)	—	—	—	(5,067)	—	(5,067)
Net income	—	—	—	48,677	—	48,677
Other comprehensive loss	—	—	—	—	(8,998)	(8,998)
Balance December 31, 2021	22,166,129	$22,166	$248,709	$110,489	$(1,270)	$380,094
Net issuance of restricted common stock	40,267	40	(170)	-	-	(130)
Stock-based compensation expense	—	—	1,355	—	—	1,355
Net exercise of common stock options	5,800	6	45	—	—	51
Repurchase of common stock	(497,816)	(498)	(9,076)	—	—	(9,574)
Common stock dividends declared ($0.36 per share)	—	—	—	(7,849)	—	(7,849)
Net income	—	—	—	39,017	—	39,017
Other comprehensive loss	—	—	—	—	(48,782)	(48,782)
Balance December 31, 2022	21,714,380	$21,714	$240,863	$141,657	$(50,052)	$354,182

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$39,017	$48,677	$24,696
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	2,474	(1,066)	11,479
Amortization (accretion) of discounts on acquired loan and deferred fees, net	681	(7,016)	(5,290)
Depreciation and amortization	3,174	3,452	3,201
Net amortization of premiums on investment securities	1,828	2,435	1,563
Net gain on sale of securities	(8)	(28)	(125)
Mortgage banking income	(5,073)	(16,058)	(25,034)
Tri-Net fees	(78)	(8,613)	(3,693)
Net gain on sale of SBA loans	(2,501)	(2,060)	(1,440)
Net gain on disposal of premises and equipment	(14)	(21)	(303)
Net gain on sale of other real estate owned	(102)	(49)	(273)
Stock-based compensation	1,355	1,600	1,223
Deferred income tax expense (benefit)	470	(207)	(4,339)
Origination of loans held for sale	(685,622)	(1,288,434)	(1,355,961)
Proceeds from loans held for sale	626,778	1,397,992	1,365,568
Cash payments arising from operating leases	(2,194)	(2,074)	(1,814)
Amortization of debt issuance expense	134	109	36
Net (increase) decrease in accrued interest receivable and other assets	(2,829)	(15,318)	2,894
Net (decrease) increase in accrued interest payable and other liabilities	(1,207)	3,043	6,790
Net cash (used in) provided by operating activities	(23,717)	116,364	19,178
Cash flows from investing activities:
Activities in securities available-for-sale:
Purchases	(68,895)	(92,465)	(340,962)
Sales	—	—	78,385
Maturities, prepayments and calls	64,177	104,733	91,616
Activities in securities held-to-maturity:
Maturities, prepayments and calls	515	600	881
(Purchase) redemption of restricted equity securities	(2,179)	1,109	(783)
Net increase in loans	(242,573)	(57,110)	(162,843)
Purchase of premises and equipment	(981)	(503)	(417)
Proceeds from sale of premises and equipment	429	21	3,286
Purchases of bank owned life insurance	—	(39,000)	—
Proceeds from sale of other real estate	368	2,328	1,817
Cash paid for acquisitions	—	—	(27,278)
Cash received from acquisitions	—	—	90,760
Net cash used in investing activities	(249,139)	(80,287)	(265,538)
Cash flows from financing activities:
Net (decrease) increase in deposits	(4,462)	116,280	395,873
Proceeds from Federal Home Loan Bank advances	395,000	—	680,000
Payments on Federal Home Loan Bank advances	(380,000)	(10,000)	(680,000)
Proceeds from issuance of subordinated notes, net of debt issuance expense	—	—	29,387
Repurchase of common stock	(9,574)	(462)	(1,437)
Exercise of common stock options and warrants, net of repurchase of restricted shares	(79)	858	63
Common stock dividends paid	(7,849)	(5,067)	(4,035)
Termination of interest rate swap agreement and related reclassification adjustment for unrealized losses included in income	—	—	2,679
Net cash (used in) provided by financing activities	(6,964)	101,609	422,530
Net (decrease) increase in cash and cash equivalents	(279,820)	137,686	176,170
Cash and cash equivalents at beginning of period	415,125	277,439	101,269
Cash and cash equivalents at end of period	$135,305	$415,125	$277,439
Supplemental disclosures of cash paid:
Interest paid	$15,427	$8,075	$15,551
Income taxes	8,860	16,045	10,353
Supplemental disclosures of noncash transactions:
Transfer of loans to other real estate	—	2,022	452
Loans charged off to the allowance for loan losses	756	647	1,226
Lease liabilities arising from obtaining right-of-use assets	570	—	668
Unrealized (losses) gains on securities available for sale	(48,782)	(8,998)	3,666
Loans transferred from held-for-sale to held-for-investment, net of loans from held-for-investment transferred to held-for-sale	105,503	18,396	2,800
Assets acquired, net of cash	—	—	423,983
Liabilities assumed	—	—	447,412
Goodwill	—	—	3,558

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements as of December 31, 2022 and 2021 and for each of the three years in the period ended December 31, 2022 include CapStar Financial Holdings, Inc. and it’s wholly owned subsidiary, CapStar Bank (the “Bank”, together referred to as the “Company”). Significant intercompany transactions and accounts are eliminated in consolidation.

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

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for loan losses, determination of impairment of intangible assets, including goodwill, the valuation of our investment portfolio, the valuation of loans held for sale, and deferred tax assets.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, interest-bearing deposits in financial institutions and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. The Company maintains deposits in excess of the federal insurance amounts with other financial institutions. Management makes deposits only with financial institutions it considers to be financially sound.

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

Loans Held For Sale and Fair Value Option

The Company classifies loans as loans held for sale when originated with the intent to sell. As of April 1, 2019, the Company elected the fair value option for all residential mortgage loans originated with the intent to sell. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. The Company has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments. The fair value of residential mortgage loans originated with the intent to sell is based on traded market prices of similar assets. Other loans held for sale, such as SBA loans or Tri-Net loans, that are recorded at lower of cost or fair value may be carried at fair value on a nonrecurring basis when the fair value is less than cost. No SBA loans or Tri-Net loans were measured at fair value as of December 31, 2022. For further information, see Note 22 - Fair Value. The Company does not securitize mortgage loans. If the Company sells loans with servicing rights retained, the carrying value of the mortgage loan sold is reduced by the amount allocated to the servicing right. The changes in fair value are recorded as a component of mortgage banking income and included gains (losses) of ($0.5) million, ($2.5) million, and $2.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.

The following table summarizes the difference between the fair value and the aggregate unpaid principal balance for residential real estate loans held for sale as of December 31, 2022 and 2021 (dollars in thousands):

	Fair Value	Aggregate Unpaid Principal Balance	Difference
December 31, 2022
Residential mortgage loans held for sale	$12,636	$12,582	$54
December 31, 2021
Residential mortgage loans held for sale	37,306	36,755	551

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

Loans

The Company has seven classes of loans held for investment: commercial real estate, consumer real estate, construction and land development, commercial and industrial, consumer, PPP, and other. The appropriate classification is determined based on the underlying collateral utilized to secure each loan.

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

The accrual of interest on loans is discontinued at the time the loan is 90 days past due unless the credit is well secured and in process of collection. Consumer loans and any accrued interest are typically charged off no later than 180 days past due. Past due status is based on contractual terms of the loan. In all cases, loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful and collection is highly questionable. Amortization of deferred loan fees is discontinued when a loan is placed on non-accrual status.

All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual status. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. Loans can also be returned to accrual status when they become well secured and in the process of collection.

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

The Company utilized a look-back period of 53 quarters, 49 quarters, and 45 quarters as of December 31, 2022, 2021, and 2020, respectively. In the current economic environment, management believes the extension of the look-back period was necessary in order to capture sufficient loss observations to develop a reliable loss estimate of credit losses. This extension of the historical look-back period to capture the historical loss experience of peer banks was applied to all classes and segments of our loan portfolio.

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

Servicing Rights

When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in other noninterest income. Fair value is based on market prices for comparable mortgage servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

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

Servicing fee income, which is reported on the income statement within other noninterest income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Net servicing fees totaled $0.4 million, $0.6 million, and $0.7 million for the years ended December 31, 2022, 2021, and 2020 respectively. Valuation adjustments associated with these servicing rights amounted to $47 thousand, $77 thousand and ($238) thousand for the years ended December 31, 2022, 2021 and 2020, respectively. Late fees and ancillary fees related to loan servicing are not material.

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

Leases

In February 2016, the FASB issued a new accounting standard update (Accounting Standards Update ("ASU") 2016-02, Leases (Topic 842)), which requires for all operating leases the recognition of a ROU asset and a corresponding lease liability, in the Consolidated Balance Sheet. For short term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities. The lease cost will be allocated over the lease term on a straight-line basis. There were further amendments, including practical expedients, with the issuance of ASU 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842” in January 2018. In July 2018, the FASB issued ASU No. 2018-11, "Leases (Topic 842): Targeted Improvements", which provides for the option to apply the new leasing standard to all open leases as of the adoption date, on a prospective basis.

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

Goodwill and Other Intangible Assets

Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. Qualitative factors are assessed to first determine if it is more likely than not (more than 50%) that the carrying value of goodwill is less than fair value.

During the year ended December 31, 2022 and 2021, qualitative factors indicated it was more likely than not that the carrying value of goodwill was less than fair value, thus there were no indicators of impairment and no quantitative testing was performed.

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

Restricted Equity Securities

The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based upon the level of borrowings and other factors, and may invest additional amounts. FHLB stock is carried at cost, classified as a restricted equity security, and periodically evaluated for impairment based on an assessment of the ultimate recovery of par value. Both cash and stock dividends are reported as interest income on the Consolidated Statements of Income.

The Bank is also a member of the Federal Reserve System, and as such, holds stock of the Federal Reserve Bank of Atlanta (“Federal Reserve Bank”). Federal Reserve Bank stock is carried at cost, classified as a restricted equity security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as interest income on the Consolidated Statements of Income.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company’s tax returns remain open to audit under the statute of limitations by the IRS and various states for the years ended December 31, 2019 through 2022. It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense on the Consolidated Statements of Income.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $0.9 million, $0.8 million, $0.4 million for the years ended December 31, 2022, 2021 and 2020, respectively and is included in other operating expenses on the Consolidated Statements of Income.

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

The Bank may also utilize cash flow hedges to manage its future interest rate exposure. These derivative contracts are designated as hedges and, as such, changes in the fair value of these derivative instruments are recorded in other comprehensive income (loss) on the Consolidated Statements of Comprehensive Income. The Bank prepares written hedge documentation for all derivatives which are designated as hedges. The written hedge documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management’s assertion that the hedge will be highly effective.

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

The Bank discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the cash flows of the hedged item, the derivative is settled or terminates, or treatment of the derivative as a hedge is no longer appropriate or intended. When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as noninterest income. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that were accumulated in other comprehensive income (loss) are amortized into earnings over the same periods which the hedged transactions will affect earnings.

Cash flows resulting from the derivative financial instruments that are accounted for as hedges are classified in the cash flow statement in the same category as the cash flows of the items being hedged.

Commitments to fund mortgage loans to be sold into the secondary market, “interest rate locks”, and forward commitments for the sale of mortgage-backed securities are accounted for as free standing derivatives. The fair value of the interest rate lock is recorded at the time the commitment to fund the mortgage loan is executed and is adjusted for the expected exercise of the commitment before the loan is funded. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest rate on the loan is locked. The Company enters into forward commitments for the sale of mortgage-backed securities when interest rate locks are entered into, in order to hedge the change in interest rates resulting from its commitments to fund the loans. Changes in the fair values of these derivatives are included in mortgage banking income on the Consolidated Statements of Income.

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

Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through March 3, 2023, which is the date the financial statements were available to be issued.

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

No antidilutive stock options were excluded from calculation for the years ended December 31, 2022, 2021 or 2020.

The following is a summary of the basic and diluted earnings per share calculation for each of the following years (in thousands except share data):

	Year Ended December 31,
	2022	2021	2020
Basic net income per share calculation:
Numerator – Net income	$39,017	$48,677	$24,696
Denominator – Average common shares outstanding	22,010,462	22,127,919	20,162,038
Basic net income per share	$1.77	$2.20	$1.22
Diluted net income per share calculation:
Numerator – Net income	$39,017	$48,677	$24,696
Denominator – Average common shares outstanding	22,010,462	22,127,919	20,162,038
Dilutive shares contingently issuable	49,393	51,542	23,551
Average diluted common shares outstanding	22,059,855	22,179,461	20,185,589
Diluted net income per share	$1.77	$2.19	$1.22

Recently Issued Accounting Pronouncements

ASU 2016-13, Financial Instruments – Credit Losses (Topic326) and related amendments

In June 2016, the FASB issued guidance to change the accounting for credit losses and modify the impairment model for certain debt securities. The guidance requires an entity to utilize a new impairment model known as the current expected credit loss ("CECL") model to estimate its lifetime "expected credit losses" and record an allowance that, when deducted from the amortized cost basis of the financial assets, presents the net amount expected to be collected on the financial assets. Purchased credit deteriorated (“PCD”) loans will receive an initial allowance at the acquisition date that represents an adjustment to the amortized cost basis of the loan, with no impact to earnings. Credit losses relating to available-for-sale debt securities will be recorded through an allowance for credit losses prospectively, with such allowance limited to the amount by which fair value is below amortized cost. The CECL framework is expected to result in earlier recognition of credit losses and is expected to be significantly influenced by the composition, characteristics and quality of the Company's loan portfolio, as well as the prevailing economic conditions and forecasts.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments-Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies the scope of the credit losses standard and addresses issues related to accrued interest receivable balances and recoveries, among other things. In May 2019, the FASB issued ASU 2019-05, Financial Instruments-Credit Losses (Topic 326): Targeted Transition Relief. The amendments provide entities with an option to irrevocably elect the fair value option for certain financial assets previously measured at amortized cost basis, upon adoption of Topic 326. In November 2019, the FASB issued ASU 2019-10, Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. This update deferred the effective dates of Topic 326 to January 1, 2023 for certain entities including smaller reporting companies as defined by the SEC. The Company, as a smaller reporting company as of the relevant measuring period, qualified for this extension.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance for troubled debt restructurings by creditors in ASC 310-40, Receivables – Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings involving borrowings that are experiencing financial difficulty. Specifically, rather than applying the troubled debt restructuring recognition and measurement guidance, creditors will evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan. Losses associated with troubled debt restructurings should be incorporated in a creditor’s estimate of its allowance for credit losses. Additionally, public business entities are required to disclose current-period gross write-offs by year of origination for loan financing receivables and net investment in leases.

The Company is currently finalizing its assessment of the adoption and ongoing impact, along with testing and finalization of internal controls relative to the adoption of CECL. At this time, the Company expects its allowance for credit losses related to all financial assets will increase in 2023 to approximately $24.5 to $26.0 million upon adoption compared to its allowance for loan losses at December 31, 2022 of approximately $24.1 million. Additionally, a reserve on unfunded commitments of $3.0 to $4.0 million will be established as a liability on the Consolidated Balance Sheet, a reserve that was previously not required. The Company will initially apply the impact of the new guidance through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption, which, for the Company, is January 1, 2023. Future adjustments to credit loss expectations will be recorded through the income statement as charges or credits to earnings.

ASU 2020-04 ― Applicable to entities within the scope of Topic 848, Reference Rate Reform:

In March 2020, the FASB issued guidance which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance was effective for all entities as of March 12, 2020 through December 31, 2022. The Company continues to implement its transition plan towards cessation of LIBOR and the modification of its outstanding financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company expects to utilize the LIBOR transition relief allowed under ASU 2020-04, as applicable, and does not expect such adoption to have a material impact on its accounting and disclosures. The Company will continue to assess the impact as the reference rate transition approaches June 30, 2023.

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

NOTE 3 – INVESTMENT SECURITIES

Investment securities have been classified in the balance sheet according to management’s intent. The Company’s classification of securities at December 31, 2022 and 2021 was as follows (in thousands):

	December 31, 2022				December 31, 2021
	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value
Securities available-for-sale:
U. S. government agency securities	$14,537	$—	$(1,635)	$12,902	$11,550	$47	$(94)	$11,503
State and municipal securities	77,562	129	(9,379)	68,312	81,158	2,107	(705)	82,560
Mortgage-backed securities	300,488	—	(55,660)	244,828	300,398	2,008	(8,799)	293,607
Asset-backed securities	3,332	—	(62)	3,270	3,326	13	—	3,339
Other debt securities	70,542	3	(3,441)	67,104	67,104	1,514	(231)	68,387
Total	$466,461	$132	$(70,177)	$396,416	$463,536	$5,689	$(9,829)	$459,396
Securities held-to-maturity:
State and municipal securities	$1,240	$—	$—	$1,240	$1,782	$48	$—	$1,830
Total	$1,240	$—	$—	$1,240	$1,782	$48	$—	$1,830

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The amortized cost and fair value of debt and equity securities at December 31, 2022, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in less than one year	$6,132	$6,142	$1,240	$1,240
Due one to five years	28,750	27,618	—	—
Due five to ten years	106,544	97,739	—	—
Due beyond ten years	21,215	16,819	—	—
Mortgage-backed securities	300,488	244,828	—	—
Asset-backed securities	3,332	3,270	—	—
	$466,461	$396,416	$1,240	$1,240

Results from sales, maturities, prepayments and calls of securities available for sale were as follows (in thousands):

	Year ended December 31
	2022	2021	2020
Proceeds	$64,177	$104,733	$170,001
Gross gains	8	45	148
Gross losses	—	(17)	(23)

Securities with a market value of $217.3 million and $188.8 million at December 31, 2022 and 2021, respectively, were pledged to collateralize public deposits, derivative positions and Federal Home Loan Bank advances.

At December 31, 2022 and 2021 there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following tables show the Company’s securities with unrealized losses, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or more		Total
December 31, 2022	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
U. S. government agency securities	$6,243	$(836)	$6,659	$(799)	$12,902	$(1,635)
State and municipal securities	12,952	(422)	41,779	(8,957)	54,731	(9,379)
Mortgage-backed securities	81,751	(7,647)	161,708	(48,013)	243,459	(55,660)
Asset-backed securities	3,270	(62)	—	—	3,270	(62)
Other debt securities	41,018	(2,028)	24,084	(1,413)	65,102	(3,441)
Total temporarily impaired securities	$145,234	$(10,995)	$234,230	$(59,182)	$379,464	$(70,177)
December 31, 2021
U. S. government agency securities	$2,560	$(20)	$2,737	$(74)	$5,297	$(94)
State and municipal securities	15,309	(279)	12,768	(426)	28,077	(705)
Mortgage-backed securities	155,805	(5,291)	75,934	(3,508)	231,739	(8,799)
Asset-backed securities	—	—	—	—	—	—
Other debt securities	30,375	(231)	—	—	30,375	(231)
Total temporarily impaired securities	$204,049	$(5,821)	$91,439	$(4,008)	$295,488	$(9,829)

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Declines in the fair value of securities below their cost that are deemed to be other-than-temporary are reflected in earnings as realized losses to the extent the impairment is related to credit losses. The amount of the impairment of available for sale securities related to other factors is recognized in other comprehensive income (loss). In estimating other-than-temporary impairment losses, management considers, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer and the intent and ability of the Company to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value. The unrealized losses shown above are primarily due to increases in market rates over the yields available at the time of purchase of the underlying securities and not credit quality. Because the Company does not intend to sell these securities and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost bases, which may be maturity, the Company does not consider these securities to be other than temporarily impaired at December 31, 2022. There were no other-than-temporary impairments for the years ended December 31, 2022, 2021 or 2020.
NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at December 31, 2022 and 2021 were as follows (in thousands):

	December 31, 2022	December 31, 2021
Commercial real estate	$1,049,720	$825,284
Consumer real estate	402,615	326,412
Construction and land development	229,972	214,310
Commercial and industrial	496,347	497,615
Consumer	53,382	46,811
Other	80,762	55,337
Total	2,312,798	1,965,769
Allowance for loan losses	(23,806)	(21,698)
Total loans, net	$2,288,992	$1,944,071

Payroll Protection Program Loans

The CARES Act created a new guaranteed, unsecured loan program under the SBA called the Payroll Protection Program (“PPP”), which the Company participates in, to fund operational costs of eligible businesses, organizations and self-employed persons during the pandemic period. The SBA has guaranteed 100% of the amounts loaned under the PPP by lenders to eligible small businesses. One of the notable features of the PPP is that borrowers are eligible for loan forgiveness if certain conditions are met related to retaining staff and if loan amounts are used to cover eligible expenses, such as payroll, mortgage interest, rents and utilities payments. These loans have a two-year term and will earn interest at a rate of 1%. The outstanding balances of loans originated under the PPP as of December 31, 2022 and 2021 totaled $0.2 million and $26.5 million, respectively, and were included in commercial and industrial loans.

Additionally, PPP borrowers are not required to pay any fees to the government or the lender and the loans may be repaid by the borrower at any time. The SBA, however, will pay lenders a processing fee based on the size of the PPP loan, ranging from 1% to 5% of the loan. These fees are deferred and amortized over the life of the loan. PPP fees recognized as income totaled $0.7 million, $7.2 million, and $3.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Loans Held for Sale

Included within the balance sheet as of December 31, 2022 the Company had $44.7 million in loans held for sale, which was comprised of $12.6 million in residential mortgage loans and $32.1 million in the guaranteed portion of SBA loans. At December 31, 2021, the Company had $83.7 million in loans held for sale, which was comprised of $40.9 million in Tri-Net commercial real estate loans, $37.3 million in residential mortgage loans, and $7.4 million in the guaranteed portion of SBA loans.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Allowance for Loan Losses

The adequacy of the allowance for loan losses (“ALL”) is assessed at the end of each quarter. The ALL includes a specific component related to loans that are individually evaluated for impairment and a general component related to loans that are segregated into homogenous pools and collectively evaluated for impairment. The ALL factors applied to these pools are an estimate of probable incurred losses based on management’s evaluation of historical net losses from loans with similar characteristics, which are adjusted by management to reflect current events, trends, and conditions. The adjustments include consideration of the following: changes in lending policies and procedures, economic conditions, nature and volume of the portfolio, experience of lending management, volume and severity of past due loans, quality of the loan review system, value of underlying collateral for collateral dependent loans, concentrations, and other external factors. The Company’s evaluation of other external factors included consideration of the novel coronavirus (“COVID-19”) global pandemic (including the effects of COVID-19 variants) and the resulting impact on the Company’s loan portfolio as of December 31, 2022, which has been uncertain due to evolving conditions and unforeseen new variants. Such factors do not have material impact to our allowance as of December 31, 2022.

At December 31, 2022, variable-rate and fixed-rate loans totaled $934.9 million and $1,377.9 million, respectively. At December 31, 2021, variable-rate and fixed-rate loans totaled $881.1 million and $1,084.7 million, respectively.

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

Impaired – A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Loans not falling into the criteria above are considered to be pass-rated loans. The Company utilizes six loan grades within the pass risk rating.

The following table provides the risk category of loans by applicable class of loans as of December 31, 2022 and 2021 (in thousands):

	Non-impaired Loans
December 31, 2022	Pass	Special Mention	Substandard	Doubtful	Total Impaired Loans	Total
Commercial real estate	$1,036,726	$4,731	$440	$—	$4,543	$1,046,440
Consumer real estate	393,734	555	467	—	367	395,123
Construction and land development	229,897	—	—	—	7	229,904
Commercial and industrial	477,081	516	12,751	127	4,305	494,780
Consumer	52,911	—	84	2	19	53,016
Other	80,504	—	68	—	—	80,572
Purchased Credit Impaired	11,595	68	1,259	41	—	12,963
Total	$2,282,448	$5,870	$15,069	$170	$9,241	$2,312,798
December 31, 2021
Commercial real estate	$802,562	$12,921	$4,721	$—	$1,151	$821,355
Consumer real estate	312,662	475	712	—	909	314,758
Construction and land development	214,209	—	—	—	10	214,219
Commercial and industrial	468,278	9,811	16,952	73	250	495,364
Consumer	45,695	—	56	3	23	45,777
Other	54,959	—	76	—	—	55,035
Purchased Credit Impaired	15,416	—	3,585	260	—	19,261
Total	$1,913,781	$23,207	$26,102	$336	$2,343	$1,965,769

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following tables detail the changes in the ALL for the years ending December 31, 2022, 2021 and 2020 by loan classification (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
Year ended December 31, 2022
Balance, beginning of period	$7,124	$2,412	$3,769	$7,441	$397	$555	$21,698
Charged-off loans	(12)	(8)	—	(205)	(330)	(201)	(756)
Recoveries	225	6	—	33	110	16	390
Provision for loan losses	597	743	61	385	253	435	2,474
Balance, end of period	$7,934	$3,153	$3,830	$7,654	$430	$805	$23,806

Year ended December 31, 2021
Balance, beginning of period	$7,349	$1,831	$3,476	$9,708	$305	$576	$23,245
Charged-off loans	(10)	(1)	—	(199)	(210)	(227)	(647)
Recoveries	10	18	—	10	87	41	166
Provision for loan losses	(225)	564	293	(2,078)	215	165	(1,066)
Balance, end of period	$7,124	$2,412	$3,769	$7,441	$397	$555	$21,698

Year ended December 31, 2020
Balance, beginning of period	$3,599	$1,231	$2,058	$5,074	$222	$420	$12,604
Charged-off loans	—	(49)	—	(728)	(172)	(277)	(1,226)
Recoveries	10	14	—	235	76	53	388
Provision for loan losses	3,740	635	1,418	5,127	179	380	11,479
Balance, end of period	$7,349	$1,831	$3,476	$9,708	$305	$576	$23,245

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

A breakdown of the ALL and the loan portfolio by loan category at December 31, 2022 and 2021 follows (in thousands):

	Commercial real estate	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
December 31, 2022
Allowance for Loan Losses:
Collectively evaluated for impairment	$7,934	$3,153	$3,830	$6,909	$378	$805	$23,009
Individually evaluated for impairment	—	—	—	716	—	—	716
Purchased credit impaired	—	—	—	29	52	—	81
Balances, end of period	$7,934	$3,153	$3,830	$7,654	$430	$805	$23,806
Loans:
Collectively evaluated for impairment	$1,041,897	$394,756	$229,897	$490,475	$52,997	$80,572	$2,290,594
Individually evaluated for impairment	4,543	367	7	4,305	19	—	9,241
Purchased credit impaired	3,280	7,492	68	1,567	366	190	12,963
Balances, end of period	$1,049,720	$402,615	$229,972	$496,347	$53,382	$80,762	$2,312,798

December 31, 2021
Allowance for Loan Losses:
Collectively evaluated for impairment	$7,075	$2,211	$3,769	$7,376	$321	$555	$21,307
Individually evaluated for impairment	—	200	—	—	—	—	200
Purchased credit impaired	49	1	—	65	76	—	191
Balances, end of period	$7,124	$2,412	$3,769	$7,441	$397	$555	$21,698
Loans:
Collectively evaluated for impairment	$820,204	$313,849	$214,209	$495,114	$45,754	$55,035	$1,944,165
Individually evaluated for impairment	1,151	909	10	250	23	—	2,343
Purchased credit impaired	3,929	11,654	91	2,251	1,034	302	19,261
Balances, end of period	$825,284	$326,412	$214,310	$497,615	$46,811	$55,337	$1,965,769

The following table presents the allocation of the ALL for each respective loan category with the corresponding percentage of loans in each category to total loans, net of deferred fees as of December 31, 2022 and 2021. PPP loans included in commercial and industrial loans in the below table do not have a corresponding ALL as they are fully guaranteed by the SBA (dollars in thousands):

	December 31, 2022		December 31, 2021
	Amount	Percent of total loans	Amount	Percent of total loans
Commercial real estate	$7,934	0.34%	$7,124	0.36%
Consumer real estate	3,153	0.14%	2,412	0.12%
Construction and land development	3,830	0.17%	3,769	0.19%
Commercial and industrial	7,654	0.33%	7,441	0.38%
Consumer	430	0.02%	397	0.02%
Other	805	0.03%	555	0.03%
Total allowance for loan and lease losses	$23,806	1.03%	$21,698	1.10%

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following table presents information related to impaired loans, excluding purchased credit impaired (“PCI”) loans, for the years ended December 31, 2022 and 2021 (in thousands):

	December 31, 2022			December 31, 2021
	Recorded investment	Unpaid principal balance	Related allowance	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial real estate	$4,543	$4,551	$—	$1,151	$1,115	$—
Consumer real estate	367	393	—	255	281	—
Construction and land development	7	8	—	10	11	—
Commercial and industrial	420	412	—	250	298	—
Consumer	19	19	—	23	23	—
Other	—	—	—	—	—	—
Subtotal	5,356	5,383	—	1,689	1,728	—
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—
Consumer real estate	—	—	—	654	654	200
Construction and land development	—	—	—	—	—	—
Commercial and industrial	3,885	4,061	716	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	3,885	4,061	716	654	654	200
Total	$9,241	$9,444	$716	$2,343	$2,382	$200

The recorded investment in loans excludes accrued interest receivable and loan origination fees, net due to immateriality. For purposes of this disclosure, the unpaid principal balance is not reduced for partial charge-offs.

The following table presents information related to the average recorded investment and interest income recognized on impaired loans, excluding PCI loans, for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended		Year Ended		Year Ended
	December 31, 2022		December 31, 2021		December 31, 2019
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate	$4,612	$210	$1,169	$64	$1,198	$66
Consumer real estate	387	9	577	3	1,975	66
Construction and land development	8	—	12	1	—	—
Commercial and industrial	228	17	263	13	121	1
Consumer	21	1	35	3	8	—
Other	—	—	—	—	—	—
Subtotal	5,256	237	2,056	84	3,302	133
With an allowance recorded:
Commercial real estate	—	—	—	—	—	—
Consumer real estate	—	—	665	—	—	—
Construction and land development	—	—	—	—	107	—
Commercial and industrial	4,189	422	—	—	—	—
Consumer	—	—	—	—	—	—
Other	—	—	—	—	—	—
Subtotal	4,189	422	665	—	107	—
Total	$9,445	$659	$2,721	$84	$3,409	$133

There was no interest income recognized on a cash basis for impaired loans for the years ended December 31, 2022, 2021 or 2020.

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

The following table presents the aging of the recorded investment in past-due loans as of December 31, 2022 and 2021 by class of loans (in thousands):

	30 - 59	60 - 90	Greater Than
	Days	Days	90 Days	Total	Loans Not
December 31, 2022	Past Due	Past Due	Past Due	Past Due	Past Due	Total
Commercial real estate	$—	$—	$4,982	$4,982	$1,041,458	$1,046,440
Consumer real estate	455	231	190	876	394,247	395,123
Construction and land development	—	—	8	8	229,896	229,904
Commercial and industrial	99	53	4,749	4,901	489,879	494,780
Consumer	181	39	67	287	52,729	53,016
Other	—	—	37	37	80,535	80,572
Purchased credit impaired	194	165	189	548	12,415	12,963
Total	$929	$488	$10,222	$11,639	$2,301,159	$2,312,798
December 31, 2021
Commercial real estate	$—	$—	$1,115	$1,115	$820,240	$821,355
Consumer real estate	1,806	—	241	2,047	312,711	314,758
Construction and land development	—	—	11	11	214,208	214,219
Commercial and industrial	57	48	268	373	494,991	495,364
Consumer	164	170	26	360	45,417	45,777
Other	—	—	—	—	55,035	55,035
Purchased credit impaired	302	153	459	914	18,347	19,261
Total	$2,329	$371	$2,120	$4,820	$1,960,949	$1,965,769

The following table presents the recorded investment in non-accrual loans, past due loans over 89 days and accruing and troubled debt restructurings by class of loans as of December 31, 2022 and 2021 (in thousands):

		Past Due
		Over 90 Days	Troubled Debt
	Non-Accrual	and Accruing	Restructurings
December 31, 2022
Commercial real estate	$4,982	$—	$—
Consumer real estate	456	87	—
Construction and land development	8	—	—
Commercial and industrial	4,065	744	344
Consumer	54	14	—
Other	—	37	—
Purchased credit impaired	1,149	143	—
Total	$10,714	$1,025	$344

December 31, 2021
Commercial real estate	$—	$1,115	$1,115
Consumer real estate	1,086	54	654
Construction and land development	11	—	—
Commercial and industrial	324	112	63
Consumer	31	10	—
Other	—	—	—
Purchased credit impaired	1,806	89	—
Total	$3,258	$1,380	$1,832

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

As of December 31, 2022 and 2021 the Company had recorded investments in TDRs of $0.3 million and $1.8 million, respectively. The Company did not allocate a specific allowance for those loans at December 31, 2022 or 2021 and there were no commitments to lend additional amounts. Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s loan policy. Loans accounted for as TDR are individually evaluated for impairment.

The following table presents loans by class modified as TDR that occurred during the year ended December 31, 2022 (in thousands). There were no new TDR loans identified during the year ended December 31, 2021.

	Number of contracts	Pre modification outstanding recorded investment	Post modification outstanding recorded investment, net of related allowance
2022
Commercial real estate	—	$—	$—
Consumer real estate	—	—	—
Construction and land development	—	—	—
Commercial and industrial	1	86	86
Consumer	—	—	—
Other	—	—	—
Total	1	86	86

The TDR which was modified in 2022 is currently over 90 days past due. There were no TDR for which there was a payment default within the twelve months following the modification during the years ended December 31, 2021 or 2020.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following table relates to acquired FCB and BOW purchased non-impaired loans and provides the contractually required payments, fair value, and estimate of contractual cash flows not expected to be collected at the acquisition date (in thousands):

FCB and BOW acquired on July 1, 2020
Contractually required payments	$296,527
Fair value of acquired loans at acquisition date	260,701
Contractual cash flows not expected to be collected	3,718

The following table presents changes in the carrying value of PCI loans (in thousands):

	For the year ended December 31, 2022	For the year ended December 31, 2021	For the year ended December 31, 2020
Balance at beginning of period	$19,261	$28,392	$1,605
Additions due to the acquisitions	—	—	33,593
Change due to payments received and accretion	(6,217)	(8,940)	(6,806)
Reclassification of discount to allowance for loan losses	(81)	(191)	—
Balance at end of period	$12,963	$19,261	$28,392

The following table presents changes in the accretable yield for PCI loans (in thousands):

	For the year ended December 31, 2022	For the year ended December 31, 2021	For the year ended December 31, 2020
Balance at beginning of period	$5,763	$4,068	$915
Additions due to the acquisitions	—	—	4,349
Accretion	(1,565)	(1,987)	(1,196)
Reclassification from nonaccretable difference	304	1,519	—
Other changes, net	(206)	2,163	—
Balance at end of period	$4,296	$5,763	$4,068

PCI loans had a $0.1 million and $0.2 million impact on the ALL for the years ended December 31, 2022 and 2021, respectively and no impact on the ALL for the year ended December 31, 2020.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 5 – LOAN SERVICING

Mortgage loans serviced for the Federal Home Loan Mortgage Corporation (“FHLMC”) are not reported as assets. The principal balance of these loans at December 31, 2022 and 2021 was $137.2 million and $154.0 million, respectively. Custodial escrow balances maintained in connection with serviced loans was $0.5 million at December 31, 2022 and 2021.

Activity for loan servicing rights and the related valuation allowance are summarized as follows (in thousands):

	For the year ended December 31, 2022	For the year ended December 31, 2021
Loan servicing rights:
Balance at beginning of period	$1,425	$1,634
Additions	29	229
Amortized to offset other noninterest income	(450)	(438)
Balance at end of period	$1,004	$1,425

Valuation allowance:
Balance at beginning of period	$(372)	$(449)
Additions expensed	—	—
Reductions credited to other noninterest income	47	77
Direct write-downs	—	—
Balance at end of period	$(325)	$(372)

NOTE 6 – PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2022 and 2021 are summarized as follows (in thousands):

	Range of useful lives	December 31, 2022	December 31, 2021
Land	Not applicable	$6,402	$6,630
Buildings	39 years	18,686	18,900
Leasehold improvements	1 to 17 years	1,007	990
Furniture and equipment	1 to 7 years	6,312	5,561
Fixed assets in process	Not applicable	234	20
		32,641	32,101
Less accumulated depreciation and amortization		(7,786)	(6,374)
		$24,855	$25,727

Premises and equipment depreciation and amortization expense for the years ended December 31, 2022, 2021 and 2020 totaled $1.4 million, $1.5 million and $1.4 million, respectively.

NOTE 7 – LEASES

The Company leases certain premises and equipment under operating leases that expire at various dates, through 2032, and in most instances, include options to renew or extend at market rates and terms. At December 31, 2022, the Company had lease liabilities totaling $11.0 million and right-of-use assets totaling $10.1 million related to these leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. At December 31, 2022, the weighted average remaining lease term for operating leases was 8.2 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.39%.

Lease costs were as follows (in thousands):

	December 31, 2022	December 31, 2021	December 31, 2020
Operating lease cost	$2,164	$2,102	$1,946
Short-term lease cost	16	—	—
Variable least cost	—	—	—
Total lease cost	$2,180	$2,102	$1,946

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the year ended December 31, 2022 or 2021.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows (in thousands):

December 31, 2022
Lease payments due:
2023	$1,834
2024	1,543
2025	1,549
2026	1,537
2027	1,285
2028 and thereafter	4,967
Total undiscounted cash flows	12,715
Discount on cash flows	(1,738)
Total lease liability	$10,977

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in goodwill during the years ended December 31, 2022 and 2021 was as follows (in thousands):

	2022	2021
Beginning of year	$41,068	$41,068
Acquired goodwill	—	—
Impairment	—	—
End of year	$41,068	$41,068

Goodwill represents the excess of the purchase price over the sum of the estimated fair values of the tangible and identifiable intangible assets acquired less the estimated fair value of the liabilities assumed. Goodwill has an indefinite useful life and is evaluated for impairment annually or more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value. Qualitative factors are assessed to first determine if it is more likely than not (more than 50%) that the carrying value of goodwill is less than fair value. During the year ended December 31, 2022, qualitative factors indicated it was more likely than not that the carrying value of goodwill was less than fair value, thus there were no indicators of impairment and no quantitative testing was performed.

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

Acquired Intangible Assets

Acquired intangible assets at December 31, 2022 and 2021 were as follows (in thousands):

	December 31, 2022		December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$12,837	$(7,836)	$12,837	$(6,146)

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

For the years ended December 31, 2022, 2021 and 2020, amortization expense was $1.7 million, $1.9 million and $1.8 million, respectively.

Estimated amortization expense for each of the next five years is as follows (in thousands):

Year ending December 31:
2023	1,441
2024	1,192
2025	943
2026	694
2027	445
Thereafter	286
Total	$5,001

NOTE 9 – OTHER REAL ESTATE OWNED

Other real estate owned activity was as follows (in thousands):

	2022	2021	2020
Beginning balance	$266	$523	$1,044
Additions due to acquisitions	—	—	571
Loans transferred to other real estate owned	—	2,022	452
Direct write-downs	—	—	—
Sales of other real estate owned	(266)	(2,279)	(1,544)
End of year	$—	$266	$523

There was no valuation allowance allocated to properties held for the years ended December 31, 2021 and 2020.

(Income) expenses related to other real estate owned during the years ended December 31, 2022, 2021 and 2020, respectively include (in thousands):

	2022	2021	2020
Net gain on sales	$(102)	$(49)	$(273)
Provision for unrealized losses	—	—	—
Operating expenses, net of rental income	—	—	—
Total	$(102)	$(49)	$(273)

NOTE 10 – DEPOSITS

Time deposits that exceed the FDIC deposit insurance limit of $250,000 at December 31, 2022 and 2021 were $379.9 million and $55.4 million, respectively.

Scheduled maturities of time deposits for the next five years and thereafter are as follows (in thousands):

Maturity:
2023	$599,018
2024	84,075
2025	15,589
2026	3,478
2027	5,892
Thereafter	644
$708,696

At December 31, 2022 and 2021, the Company had $1.0 million and $0.3 million, respectively of deposit accounts in overdraft status that were reclassified to loans in the accompanying balance sheets.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 11 – SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

The Company had short-term borrowings from the FHLB totaling $15.0 million as of December 31, 2022. The Company did not have any short-term borrowings as of December 31, 2021. These advances are non-callable; interest payments are due monthly, with principal due at maturity.

The following is a summary of the contractual maturities and average effective rates of outstanding advances (dollars in thousands):

	December 31, 2022		December 31, 2021
Year	Amount	Interest Rates	Amount	Interest Rates
2023	15,000	4.33%	—	—

Advances from the FHLB are collateralized by investment securities with a market value of $20.3 million, FHLB stock and certain commercial and residential real estate mortgage loans totaling $721.0 million under a blanket mortgage collateral agreement. At December 31, 2022, the amount of available credit from the FHLB totaled $509.4 million.

Subordinated Notes

The Company issued $30.0 million of fixed-to-floating rate subordinated notes during the third quarter of 2020, which were recorded net of issuance costs of $0.6 million, that mature June 30, 2030. Beginning on or after June 30, 2025, the Company may redeem the notes, in whole or in part, at their principal amount plus any accrued and unpaid interest. The notes have a fixed interest rate of 5.25% per annum for the first five years. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate (which is expected to be Three-Month Term SOFR) plus 513 basis points. The carrying value of subordinated notes was $29.7 million and $29.5 million at December 31, 2022 and 2021, respectively.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended December 31, 2022 and 2021 (in thousands):

Unrealized Gains
and Losses
on Available
for Sale
Year Ended December 31, 2022	Securities
Beginning balance	$(1,270)
Other comprehensive loss before reclassification, net of tax	(48,776)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(6)
Net current period other comprehensive loss	(48,782)
Ending balance	$(50,052)

Year Ended December 31, 2021
Beginning balance	$7,728
Other comprehensive income before reclassification, net of tax	(8,977)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(21)
Net current period other comprehensive loss	(8,998)
Ending balance	$(1,270)

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following were significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2022, 2021 and 2020 (in thousands):

				Affected Line Item
Details about Accumulated Other	Year Ended	Year Ended	Year Ended	in the Statement Where
Comprehensive Income Components	December 31, 2022	December 31, 2021	December 31, 2020	Net Income is Presented
Realized losses on cash flow hedges	$—	$—	$(2,466)	Interest expense - savings and money market accounts
	—	—	(213)	Interest expense - Federal Home Loan Bank advances
	$—	$—	$(2,679)	Total
Realized gains on available-for-sale securities	$8	$28	$125	Net gain on sale of securities
	(2)	(7)	(33)	Income tax expense
	$6	$21	$92	Net of tax

NOTE 13 – INCOME TAXES

The components of income tax expense are summarized as follows (in thousands):

	2022	2021	2020
Current:
Federal	$8,956	$12,174	$8,822
State	327	732	1,552
	9,283	12,906	10,374
Deferred:
Federal	451	(158)	(3,523)
State	19	(49)	(816)
	470	(207)	(4,339)
Total	$9,753	$12,699	$6,035

A reconciliation of actual income tax expense in the financial statements to the “expected” tax expense (computed by applying the statutory federal income tax rate of 21% to income before income taxes) for the years ended December 31, 2022, 2021 and 2020 is as follows (in thousands):

	2022	2021	2020
Computed tax expense at statutory rate	$10,242	$12,889	$6,454
State income taxes, net of effect of federal income taxes	273	540	582
Tax-exempt interest income	(265)	(294)	(278)
Earnings on bank owned life insurance contracts	(629)	(384)	(186)
Disallowed expenses	61	66	69
Excess tax (benefit) expense related to stock compensation	(45)	(163)	91
Nondeductible acquisition related expenses	—	—	132
CARES act net operating loss carryback	—	—	(772)
Federal tax credits	(421)	(57)	—
Amortization of investment in low-income housing credits	412	56	—
Other	125	46	(57)
Total	$9,753	$12,699	$6,035

The effective tax rate compared favorably to the statutory federal rate of 21% and Tennessee excise tax rate of 6.5% primarily due to investments in qualified municipal securities and company owned life insurance, federal and state tax credits and the recognition of excess tax benefits related to stock compensation, net of the effect of certain non-deductible expenses. During the year ended December 31, 2020, the Company recorded an income tax benefit of $0.8 million related to the permanent tax rate benefit of Net Operating Loss carrybacks as a result of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act").

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Significant items that gave rise to deferred taxes at December 31, 2022 and 2021 were as follows (in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets:
Allowance for loan losses	$5,525	$4,863
Net operating loss carryforward	317	422
Organization and preopening costs	56	158
Stock-based compensation	307	152
Acquired loans	673	769
Accrued contributions	336	297
Acquired deposits	95	214
Accrued compensation	1,001	2,670
Deferred loan fees	2,301	1,004
Unrealized loss on securities available for sale	18,285	1,161
Other	200	215
Deferred tax assets	29,096	11,925
Deferred tax liabilities:
Depreciation	1,609	1,563
Goodwill	624	465
Partnership investments	826	96
Amortization of core deposit intangible	770	1,136
Other acquired assets	229	337
Other	409	353
Deferred tax liabilities	4,467	3,950
Net deferred tax asset	$24,629	$7,975

At December 31, 2022, the Company had federal net operating loss carryforwards of approximately $1.5 million, which expire at various dates from 2030 to 2032. Deferred tax assets are fully recognized because the benefits are more likely than not to be realized based on management's estimation of future taxable earnings.

There were no significant unrecognized income tax benefits as of December 31, 2022 or December 31, 2021. As of December 31, 2022 and 2021 the Company had no accrued interest or penalties related to uncertain tax penalties.

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

The following table sets forth outstanding financial instruments whose contract amounts represent credit risk as of December 31, 2022 and 2021 (in thousands):

	Contract or notional amount
	December 31, 2022	December 31, 2021
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$1,112,950	$831,075
Standby letters of credit	7,288	10,623
Total	$1,120,238	$841,698

The Company is party to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims as of December 31, 2022, will not have a material impact on the financial statements of the Company. The Company was notified of a potential operational loss in the amount of $0.7 million during the third quarter of 2022 which was recorded in the quarter. However, as of December 31, 2022 the Company and its legal counsel believe it is more likely than not that the liability will not be payable. Therefore, based on new information since recording the loss, the Company deems this loss recovered and reversed any losses in

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

the fourth quarter of 2022 previously booked and a loss contingency is not recorded in the Company's liabilities as of December 31, 2022.

NOTE 15 – CONCENTRATION OF CREDIT RISK

Substantially all of the Company’s loans, commitments, and standby letters of credit have been granted to customers in the Company’s market areas. The concentrations of credit by type of loan are set forth in Note 4 to the financial statements.

At December 31, 2022 and 2021, the Company’s cash and due from banks, federal funds sold and interest-bearing deposits in financial institutions aggregated $108.0 million and $358.8 million, respectively, in excess of insured limits of which $99.3 million and $305.7 million, respectively, were due from the Federal Reserve.

NOTE 16 – REGULATORY MATTERS AND RESTRICTIONS ON DIVIDENDS

The Company and the Bank are subject to regulatory capital requirements administered by the Federal Reserve and the Bank is also subject to the regulatory capital requirements of the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that could, in that event, have a material adverse effect on the institutions’ financial statements. The relevant regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting principles. The capital classifications of the Company and the Bank are also subject to qualitative judgments by their regulators about components, risk weightings, and other factors. Those qualitative judgments could also affect the capital status of the Company and the Bank and the amount of dividends the Company and the Bank may distribute. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2022, the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

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

At December 31, 2022 and 2021, the Company and the Bank were well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events subsequent to December 31, 2022 that management believes have changed the Company’s or the Bank’s category.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The Company’s and the Bank’s capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Minimum capital requirement (1)		Minimum to be well-capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2022:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$410,704	14.51%	$226,491	8.0%	N/A	N/A
CapStar Bank	402,453	14.22	226,407	8.0	283,009	10.0
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	356,913	12.61	169,868	6.0	N/A	N/A
CapStar Bank	378,328	13.37	169,805	6.0	226,407	8.0
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	356,913	12.61	127,401	4.5	N/A	N/A
CapStar Bank	361,828	12.79	127,354	4.5	183,956	6.5
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	356,913	11.40	125,202	4.0	N/A	N/A
CapStar Bank	378,328	12.10	125,089	4.0	156,361	5.0
At December 31, 2021:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$384,116	16.29%	$188,610	8.0%	N/A	N/A
CapStar Bank	370,919	15.74	188,471	8.0	235,589	10.0
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	332,567	14.11	141,458	6.0	N/A	N/A
CapStar Bank	348,902	14.81	141,354	6.0	188,471	8.0
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	332,567	14.11	106,093	4.5	N/A	N/A
CapStar Bank	332,402	14.11	106,015	4.5	153,133	6.5
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	332,567	10.69	124,437	4.0	N/A	N/A
CapStar Bank	348,902	11.23	124,246	4.0	155,308	5.0

(1)

For the calendar year 2022, the Company was required to maintain a capital conservation buffer of Tier 1 common equity capital in excess of minimum risk-based capital ratios by at least 2.5% to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

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

Based on these regulations, the Bank was eligible to pay $89.9 million and $82.5 million of dividends as of December 31, 2022 and 2021, respectively. The Bank paid the Company $14.1 million of dividends during 2022.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 17 – STOCK OPTIONS AND RESTRICTED SHARES

On April 23, 2021, the shareholders of CapStar Financial Holdings, Inc. approved the 2021 Stock Incentive Plan (the "Plan"), which replaced the 2016 Stock Incentive Plan. The Plan provides for the grant of stock-based incentives, including stock options, restricted stock units, performance awards and restricted stock, to employees, directors and service providers that are subject to forfeiture until vesting conditions have been satisfied by the award recipient under the terms of the award. The Plan is intended to help align the interests of employees and our shareholders and reward our employees for improved Company performance. The Plan reserved 1,168,543 shares of stock for issuance of stock incentives. Stock incentives include both restricted stock and stock option grants. Total shares issuable under the plan were 1,118,225 at December 31, 2022.

The Company has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other noninterest expense for directors, in the consolidated statements of income as follows (in thousands):

	For the year ended December 31,
	2022	2021	2020
Stock-based compensation expense before income taxes	$1,355	$1,600	$1,223
Less: deferred tax benefit	(354)	(418)	(320)
Reduction of net income	$1,001	$1,182	$903

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

The recipients have the right to vote and receive dividends but cannot sell, transfer, assign, pledge, hypothecate, or otherwise encumber the restricted stock until the shares have vested. A summary of the changes in the Company’s nonvested stock awards for the years ended December 31, 2022, 2021, and 2020 follows:

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Year Ended December 31, 2022
Nonvested at beginning of period	177,020	$14.00
Granted	92,212	21.22
Vested	(58,637)	16.34
Forfeited	(40,169)	15.35
Nonvested at end of period	170,426	$16.76

Year Ended December 31, 2021
Nonvested at beginning of period	148,414	$14.39
Granted	143,591	14.84
Vested	(91,763)	14.99
Forfeited	(23,222)	14.52
Nonvested at end of period	177,020	$14.00

Year Ended December 31, 2020
Nonvested at beginning of period	84,697	$17.44
Granted	144,557	13.73
Vested	(76,715)	16.50
Forfeited	(4,125)	14.45
Nonvested at end of period	148,414	$14.39

As of December 31, 2022, there was $1.6 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the years ended December 31, 2022, 2021 and 2020 was $1.0 million, $1.7 million and $1.0 million, respectively.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The fair value of options when granted is determined using the following weighted average assumptions as of the grant date. There were no options granted during 2022, 2021, or 2020.

A summary of the activity in stock options for years ended December 31, 2022, 2021, and 2020 follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Year Ended December 31, 2022
Outstanding at beginning of period	130,245	$11.96
Granted	—	—
Exercised	(5,800)	8.79
Forfeited or expired	—	—
Outstanding at end of period	124,445	$12.11	4.0
Fully vested and expected to vest	124,445	$12.11	4.0
Exercisable at end of period	124,445	$12.11	4.0

Year Ended December 31, 2021
Outstanding at beginning of period	226,589	$11.73
Granted	—	—
Exercised	(96,344)	11.41
Forfeited or expired	—	—
Outstanding at end of period	130,245	$11.96	4.9
Fully vested and expected to vest	130,245	$11.96	4.9
Exercisable at end of period	113,578	$11.54	4.5

Year Ended December 31, 2020
Outstanding at beginning of period	271,202	$11.22
Granted	—	—
Exercised	(24,613)	6.75
Forfeited or expired	(20,000)	10.92
Outstanding at end of period	226,589	$11.73	3.9
Fully vested and expected to vest	226,589	$11.73	3.9
Exercisable at end of period	193,255	$11.19	3.1

Information related to stock options during 2022, 2021 and 2020 follows:

	2022	2021	2020
Intrinsic value of options exercised	$71,340	$821,174	$188,662
Cash received from option exercises	50,982	1,077,489	105,847
Tax benefit realized from option exercises	18,648	148,312	16,524
Weighted average fair value of options granted	—	—	—

As of December 31, 2022, all compensation cost related to stock options granted under the Plan has been recognized.
NOTE 18– EMPLOYMENT CONTRACTS

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 19 – EMPLOYEE BENEFIT PLANS

The Company has a Retirement Savings 401(k) Plan in which employees may participate. The Company has elected a safe harbor 401(k) plan and as such is required to make an annual contribution of 3% of the employees’ salaries annually. An employee does not have to contribute to receive the employer contribution. In addition, the Company may make an additional discretionary contribution up to 6% of the employees’ salaries annually. For the years ended December 31, 2022, 2021 and 2020, the Company contributed $1.0 million, $1.0 million and $0.8 million respectively, to the 401(k) Plan.

The Company also has a Health Reimbursement Plan in place to offset the cost of healthcare deductibles for employees. At the end of the year, up to one-half of the unused balance in the employee’s account will be available for the following year up to a maximum of the deductible for that employee.

NOTE 20 – DERIVATIVE INSTRUMENTS

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

Interest Rate Swaps Designated as Cash Flow Hedges

There were no interest rate swaps designated as cash flow hedges as of December 31, 2022, 2021, or 2020. The company previously terminated an interest rate swap during 2019, which resulted in a termination fee of $1.5 million which continued to be amortized as the corresponding hedged items, consisting of LIBOR-based brokered deposits and FHLB borrowings, were expected to remain outstanding until the initial maturities of the terminated swaps. However, during the year ended December 31, 2020, it was determined that in light of the Company’s surplus liquidity position this funding was expected to be terminated at the next renewal date and thus the previously terminated interest rate swaps which had been designated as cash flow hedges were no longer deemed effective, therefore, remaining unrealized losses of $1.9 million included in accumulated other comprehensive income were recognized in net income. There are no unrealized gains or losses on cash flow hedges in accumulated other comprehensive income as of December 31, 2022 or 2021.

Other Interest Rate Swaps

The Company also enters into swaps to facilitate customer transactions and meet their financing needs. Upon entering into these transactions the Company enters into offsetting positions with large U.S. financial institutions in order to minimize market risk to the Company. A summary of the Company’s customer related interest rate swaps is as follows (in thousands):

	December 31, 2022		December 31, 2021
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$35,641	$(2,343)	$54,055	$(1,594)
Pay variable/receive fixed swaps	35,641	2,343	54,055	1,594
Total	$71,282	$—	$108,110	$—

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The net gains (losses) relating to mortgage banking derivative instruments included in mortgage banking income were as follows (dollars in thousands):

	For the year ended	For the year ended	For the year ended
	December 31, 2022	December 31, 2021	December 31, 2020
Mortgage loan interest rate lock commitments	$690	$(1,911)	$1,959
Mortgage-backed securities forward sales commitments	(187)	466	(478)
Total	$503	$(1,445)	$1,481

The amount and fair value of mortgage banking derivatives included in the consolidated balance sheets was as follows (dollars in thousands):

	December 31, 2022		December 31, 2021
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Included in other assets:
Mortgage loan interest rate lock commitments	$19,413	$6	$50,281	$696
Mortgage-backed securities forward sales commitments	12,500	27	—	—

Included in other liabilities:
Mortgage-backed securities forward sales commitments	$—	$—	$43,000	$(160)

NOTE 21 – RELATED PARTY

The Company may enter into loan transactions with certain directors, executive officers, significant shareholders, and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with persons not affiliated with the Company, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. None of these loans were impaired at December 31, 2022 or 2021. Activity within these loans during the years ended December 31, 2022 and 2021 was as follows (in thousands):

	Total commitment	Total funded commitment
Year ended December 31, 2022
Beginning of period	$10,577	$8,538
New commitments/draw downs	42,625	24,871
Repayments	(439)	(104)
End of period	$52,763	$33,305

Year ended December 31, 2021
Beginning of period	$18,024	$9,782
New commitments/draw downs	1,314	2,896
Repayments	(8,761)	(4,140)
End of period	$10,577	$8,538

Deposits from directors, executive officers, significant shareholders and their affiliates at December 31, 2022 and 2021 were $30.9 million and $40.8 million, respectively.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 22 – FAIR VALUE

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Other Real Estate Owned : Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Appraisals may be adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and/or management’s expertise and knowledge of the collateral. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The Company had no other real estate owned carried at fair value at December 31, 2022 or 2021.

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

.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair value measurements at December 31, 2022
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. government agency securities	$12,902	$—	$12,902	$—
State and municipal securities	68,312	—	68,312	—
Mortgage-backed securities	244,828	—	244,828	—
Asset-backed securities	3,270	—	3,270	—
Other debt securities	67,104	—	67,104	—
Loans held for sale	12,636	—	12,636	—
Derivative assets:
Interest rate swaps - customer related	2,343	—	2,343	—
Mortgage loan interest rate lock commitments	6	—	—	6
Mortgage-backed securities forward sales commitments	27	—	27	—
Liabilities:
Derivative liabilities:
Derivative Liabilities - customer related	(2,343)	—	(2,343)	—

	Fair value measurements at December 31, 2021
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U.S. government agency securities	$11,503	$—	$11,503	$—
State and municipal securities	82,560	—	82,560	—
Mortgage-backed securities	293,607	—	293,607	—
Asset-backed securities	3,339	—	3,339	—
Other debt securities	68,387	—	68,387	—
Loans held for sale	37,306		37,306
Derivatives:
Derivative Liabilities - customer related	1,594	—	1,594	—
Mortgage loan interest rate lock commitments	696	—	—	696
Liabilities:
Derivatives:
Derivative Liabilities - customer related	(1,594)	—	(1,594)	—
Mortgage-backed securities forward sales commitments	(160)	—	(160)	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2022 and 2021 (dollars in thousands):

	Mortgage Loan Interest Rate
	Lock Commitments
	2022	2021

Balance of recurring Level 3 assets at January 1st	$696	$2,607
Total gains or losses for the period:
Included in mortgage banking income	(690)	(1,911)
Balance of recurring Level 3 assets at December 31st	$6	$696

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2022 (dollars in thousands).

				Range
	Fair	Valuation		(Weighted-
December 31, 2022	Value	Technique(s)	Unobservable Input(s)	Average)
Assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	$6	Consensus pricing	Origination pull-through rate	80% - 100% (94%)

				Range
	Fair	Valuation		(Weighted-
December 31, 2021	Value	Technique(s)	Unobservable Input(s)	Average)
Assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	$696	Consensus pricing	Origination pull-through rate	60% - 98% (80%)

Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

Fair value measurements at December 31, 2022
Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(level 1)	(level 2)	(level 3)
Assets:
Impaired loans:
Commercial and industrial	$3,169	$—	$—	$3,169

Fair value measurements at December 31, 2021
Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(level 1)	(level 2)	(level 3)
Assets:
Impaired loans:
Consumer real estate	$454	$—	$—	$454

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis (dollars in thousands):

				Range
	Fair	Valuation	Unobservable	(Weighted-
December 31, 2022	Value	Technique(s)	Input(s)	Average)
Impaired loans:
Commercial and industrial	$3,069	Sales comparison approach	Appraisal discounts	10%
Commercial and industrial	$100	Income approach	Fair value discount	9%

				Range
	Fair	Valuation	Unobservable	(Weighted-
December 31, 2021	Value	Technique(s)	Input(s)	Average)
Impaired loans:
Consumer real estate	$454	Sales comparison approach	Appraisal discounts	10%

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Fair Value of Financial Instruments

The carrying value and estimated fair values of the Company’s financial instruments at December 31, 2022 and 2021 were as follows (in thousands):

	December 31, 2022		December 31, 2021
	Carrying		Carrying		Fair value
	amount	Fair value	amount	Fair value	level of input
Financial assets:
Cash and due from banks, interest-bearing deposits in financial institutions	$130,838	$130,838	$395,225	$395,225	Level 1
Federal funds sold	4,467	4,467	19,900	19,900	Level 1
Securities available-for-sale	396,416	396,416	459,396	459,396	Level 2
Securities held-to-maturity	1,240	1,240	1,782	1,830	Level 2
Loans held for sale	44,708	46,585	83,715	84,934	Level 2
Restricted equity securities	16,632	N/A	14,453	N/A	N/A
Loans	2,312,798	2,265,617	1,965,769	1,963,803	Level 3
Accrued interest receivable	10,511	10,511	7,376	7,376	Level 2
Other assets	93,230	93,230	91,064	91,064	Level 2 / Level 3
Financial liabilities:
Deposits	2,679,819	2,432,740	2,684,281	2,517,856	Level 3
Subordinated notes and Federal Home Loan bank advances and other borrowings	44,666	43,831	29,532	30,477	Level 2
Other liabilities	4,605	4,605	1,842	1,842	Level 3

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

(c)
Loans Held for Sale

Loans held for sale include residential mortgage loans, the guaranteed portion of SBA loans, and Tri-Net loans. The fair value of residential mortgage and SBA loans held for sale is measured using an exit price notion. The fair value of Tri-Net loans held for sale is measured using an exit price notion in as much as observable market data is available. Where there is no observable market data, the fair value of Tri-Net loans held for sale is estimated using discounted cash flow models. There were no Tri-Net loans held for sale as of December 31, 2022.

(d)
Restricted Equity Securities

It is not practical to determine the fair value of restricted securities due to restrictions placed on their transferability.

(e)
Loans Held for Investment

In accordance with the adoption of ASU 2016-01, the fair value of loans is measured using an exit price notion. Fair values for impaired loans are estimated using discounted cash flow models or based on the fair value of the underlying collateral.

(f)
Accrued interest receivable

The carrying amount of accrued interest approximates fair value.

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

(h)
Deposits

The fair value of demand deposits, savings accounts and certain money market deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated by discounted cash flow models, using current market interest rates offered on certificates with similar remaining maturities.

(i)
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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 23 – PARENT COMPANY ONLY FINANCIAL INFORMATION

The following information presents the condensed balance sheets of CapStar Financial Holdings, Inc. as of the years ended December 31, 2022 and 2021 (in thousands).

Condensed Balance Sheets

	December 31, 2022	December 31, 2021
Assets
Cash and cash equivalents	$7,346	$12,050
Investment in consolidated subsidiary	375,596	396,429
Other assets	932	1,208
Total assets	$383,874	$409,687
Liabilities and Shareholders' Equity
Subordinated debt	$29,666	$29,532
Other liabilities	26	61
Total shareholders' equity	354,182	380,094
Total liabilities and shareholders' equity	$383,874	$409,687

The following information presents the statements of income, and statements of cash flows of CapStar Financial Holdings, Inc. for the years ended December 31, 2022, 2021 and 2020 (in thousands).

Condensed Income Statements

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Income - dividends from subsidiary	$14,100	$5,150	$4,075
Interest expense subordinated debt	1,575	1,575	792
Other expenses	884	954	1,373
Income (loss) before income taxes and equity in undistributed net income of subsidiary	11,641	2,621	1,910
Income tax benefit	(651)	(645)	(552)
Income before equity in undistributed net income of subsidiary	12,292	3,266	2,462
Equity in undistributed net income of subsidiary	26,725	45,411	22,234
Net income	$39,017	$48,677	$24,696

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flow

	Year Ended	Year Ended	Year Ended
	December 31, 2022	December 31, 2021	December 31, 2020
Cash flows from operating activities:
Net income	$39,017	$48,677	$24,696
Adjustments to reconcile net income to net cash used in operating activities:
Changes in other assets and liabilities	(13,594)	(4,871)	(2,935)
Equity in undistributed net income of subsidiary	(26,725)	(45,411)	(22,234)
Net cash used in operating activities	(1,302)	(1,605)	(473)
Cash flows from investing activities:
Cash paid for acquisitions	—	—	(27,278)
Dividends received from CapStar Bank	14,100	5,150	4,075
Net cash provided by (used in) investing activities	14,100	5,150	(23,203)
Cash flows from financing activities:
Issuance of subordinated debt	—	—	29,387
Repurchase of common stock	(9,574)	(462)	(1,437)
Exercise of common stock options and warrants	(79)	858	63
Common stock dividends paid	(7,849)	(5,067)	(4,035)
Net cash (used in) provided by financing activities	(17,502)	(4,671)	23,978
Net (decrease) increase in cash and cash equivalents	(4,704)	(1,126)	302
Cash and cash equivalents at beginning of period	12,050	13,176	12,874
Cash and cash equivalents at end of period	$7,346	$12,050	$13,176

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of December 31, 2022. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, were effective as of the end of the period covered by this Report.

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

During the quarter ended September 30, 2022 management reported a material weakness over the design of internal control over financial reporting for our general ledger account balancing made up of the following deficiencies:

1.
Insufficient management review over general ledger accounts assigned to the Company's Operations Division led to certain accounts not being appropriately balanced.
2.
Inadequate oversight and governance of the Company's general ledger accounts by the Company's Accounting Division led to the insufficient management review being unidentified.

Remediation of Material Weakness

As of the quarter ended December 31, 2022, the material weakness described above has been remediated through the implementation of measures to help ensure that control deficiencies contributing to the material weakness have been remediated. Such measures include assigning each general ledger account an owner and second reviewer, implementing procedures for the Accounting Division to review and attest to each general ledger account, and ensuring our internal audit plans test the effectiveness of our general ledger account oversight. We consider the material weakness remediated as the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that the controls are operating effectively.

There were no changes other than those described above in the Company's internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2022, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

As of December 31, 2022, management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway

Commission in 2013. Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and in compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls. Based on such assessment, management determined that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by Elliott Davis LLC, an independent registered public accounting firm, as stated in their report included on page of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Information Regarding Directors and Executive Officers. Information required by this Item 10 regarding our directors, director nominees and executive officers is in the following sections of the 2023 Proxy Statement, each of which is incorporated herein by reference:

•
“Director Nominees” under the heading “Proposal 1 – Election of Directors"
•
“Corporate Governance” under the heading “Environmental, Social and Governance Framework”; and
•
“Executive Officers”

(b) Compliance with Section 16(a) of the Exchange Act. If applicable, information required by this Item 10 regarding compliance with Section 16(a) of the Exchange Act contained under the caption “Delinquent Section 16(a) Reports” in the 2023 Proxy Statement is incorporated herein by reference.

(c) Code of Business Conduct and Ethics. We have adopted a Corporate Code of Ethics (“Code”). This Code is posted on the “Corporate Governance” section of our Internet website at https://ir.capstarbank.com/corporate-governance/highlights.

(d) Procedures for Shareholders to Recommend Director Nominees. There have been no material changes to the procedures by which security holders may recommend nominees to our Board.

(e) Audit Committee Information. Information required by this Item 10 regarding our Audit Committee and our audit committee financial experts is contained under the captions “Committees of our Board” and “Audit Committee,” under the heading "Environmental, Social, and Governance Framework - Corporate Governance" in the 2023 Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

Information required by this Item 11 regarding director and executive officer compensation, the Compensation Committee Report, the risks arising from our compensation policies and practices for employees, pay ratio disclosure, and compensation committee interlocks and insider participation is contained in the following sections of the 2023 Proxy Statement, each of which is incorporated herein by reference:

•
“Executive Compensation”;
•
“Director Compensation”; and
•
“Compensation Committee Interlocks and Insider Participation” under the heading ”Environmental, Social and Governance Framework – Corporate Governance.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2022:

Number of shares
	Number of shares		remaining
	to be issued	Weighted	available for
	upon	average exercise	future issuances
	exercise of	price of	under equity
	outstanding	outstanding	compensation
	options,	options,	plans (excluding
	warrants	warrants	shares reflected
	and rights	and rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders:
	124,445	$12.11	1,118,225
Equity compensation plans not approved by shareholders	—	—	—
Total	124,445	$12.11	1,118,225

Information required by this Item 12 regarding security ownership of certain persons is contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item 13 regarding certain relationships and related transactions is contained under the heading “Certain Relationships and Related Transactions” in the 2023 Proxy Statement and is incorporated herein by reference. Information required by this Item 13 regarding director independence contained under the heading “Environmental, Social and Governance Framework – Corporate Governance” in the 2023 Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by Item 14 regarding fees we paid to our principal accountant and the pre-approval policies and procedures established by the Audit Committee of our Board contained under the captions “Audit and Non-Audit Fees” and “Pre-Approval Policies and Procedures” under the heading “Proposal 3 – Ratification of the Appointment of the Registered Public Accounting Firm” in the 2023 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) The following is a list of documents filed as a part of this Report:

(1)
Financial Statements

The following consolidated financial statements of CapStar and its subsidiary and related reports of our independent registered public accounting firm are incorporated into this Item 15 by reference from Part II - Item 8, pages 61 through 112.

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Income for the years ended December 2022, 2021, and 2020

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2022, 2021, 2020

Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021, 2020

Notes to Consolidated Financial Statements

(2)
Financial Statement Schedules. Schedules to the consolidated financial statements are omitted, as the required information is not applicable

(3)
Exhibits - The exhibits required to be filed by Item 601 of Regulation S-K are listed in the Exhibit Index immediately preceding the signature pages to this Annual Report on 10-K, which is incorporated herein by this reference.

ITEM 16. FORM 10-K SUMMARY

None.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Charter of CapStar Financial Holdings, Inc. (incorporated by reference herein to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

3.2	Amended and Restated Bylaws of CapStar Financial Holdings, Inc. (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K on October 28, 2019)

4.1

Form of Common Stock Certificate (incorporated by reference herein to Exhibit 4.1 to Amendment No. 2 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on September 20, 2016)

4.2

Description of Registrant’s Securities, registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference herein to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and filed on March 5, 2021.

10.1†

Executive Employment Agreement, dated April 21, 2022, between CapStar Financial Holdings, Inc., CapStar Bank, and Timothy K. Schools (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2022)

10.2†

Change in Control Agreement, dated April 21, 2022, between CapStar Financial Holdings, Inc., CapStar Bank, and Timothy K. Schools (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2022)

10.3†

Non-Qualified Stock Option Agreement, dated May 22, 2019, between CapStar Financial Holdings, Inc., CapStar Bank, and Timothy K. Schools (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2019)

10.4†

Executive Employment Agreement, dated April 21, 2022, between CapStar Financial Holdings, Inc., CapStar Bank, and Christopher Tietz (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2022

10.5†

Change in Control Agreement, dated April 21, 2022, between CapStar Financial Holdings, Inc., CapStar Bank, and Christopher Tietz (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 26, 2022

10.6†

CapStar Financial Holdings, Inc. Stock Incentive Plan (incorporated by reference herein to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

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

10.15†

Employment Agreement Dated June 1, 2022 By and Among CapStar Financial Holdings, CapStar Bank and Michael J. Fowler (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2022)

10.16†

Employment Agreement Dated June 1, 2022 By and Among CapStar Financial Holdings, CapStar Bank and John A. Davis (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 6, 2022)

10.17†

Employment Agreement Dated June 1, 2022 By and Among CapStar Financial Holdings, CapStar Bank and Kevin Lambert (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 6, 2022)

10.18†

Employment Agreement Dated June 1, 2022 By and Among CapStar Financial Holdings, CapStar Bank and Jennie O'Bryan (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 6, 2022)

10.19†

Employment Agreement Dated June 1, 2022 By and Among CapStar Financial Holdings, CapStar Bank and Amy Goodin (incorporated by reference herein to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 6, 2022)

10.20†

Change in Control Continuity Agreement Dated June 1, 2022 By and Among CapStar Financial Holdings, CapStar Bank and Michael J. Fowler (incorporated by reference herein to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 6, 2022)

10.21†

Change in Control Continuity Agreement Dated June 1, 2022 By and Among CapStar Financial Holdings, CapStar Bank and John A. Davis (incorporated by reference herein to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on June 6, 2022)

10.22†

Change in Control Continuity Agreement Dated June 1, 2022 By and Among CapStar Financial Holdings, CapStar Bank and Kevin Lambert (incorporated by reference herein to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on June 6, 2022)

10.23†

Change in Control Continuity Agreement Dated June 1, 2022 By and Among CapStar Financial Holdings, CapStar Bank and Jennie O'Bryan (incorporated by reference herein to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on June 6, 2022)

10.24†

Change in Control Continuity Agreement Dated June 1, 2022 By and Among CapStar Financial Holdings, CapStar Bank and Amy Goodin (incorporated by reference herein to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on June 6, 2022)

10.25†

Executive Employment Agreement, dated October 28, 2022, between CapStar Financial Holdings, Inc., CapStar Bank, and Kenneth E. Webb (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2022)

10.26†

Change in Control Continuity Agreement Dated June 1, 2022 By and Among CapStar Financial Holdings, CapStar Bank and Kenneth E. Webb (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2022)

21.1	Subsidiaries of CapStar Financial Holdings, Inc. (incorporated by reference herein to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 7, 2022)

23.1	Consent of Elliot Davis, LLC*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because in XBRL tags are embedded within the Inline XBRL document.

101 SCH	Inline XBRL Taxonomy Extension Schema Document

101 CAL	Inline XBRL Taxonomy Calculation Linkbase Document.*

101 LAB	Inline XBRL Taxonomy Labels Linkbase Document.*

101 PRE	Inline XBRL Taxonomy Presentation Linkbase Document.*

101 DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.*

104	The cover page of CapStar Financial Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL

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

CAPSTAR FINANCIAL HOLDINGS, INC.

Date: March 3, 2023	By:	/s/ Timothy K. Schools
Timothy K. Schools
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy K. Schools	Director, President and Chief Executive Officer	March 3, 2023
Timothy K. Schools	(Principal Executive Officer)

/s/ Michael J. Fowler	Chief Financial Officer	March 3, 2023
Michael J. Fowler	(Principal Financial Officer)

/s/ Jeffrey L. Moody	Controller	March 3, 2023
Jeffrey L. Moody	(Principal Accounting Officer)

/s/ L. Earl Bentz L. Earl Bentz	Director	March 3, 2023

/s/ Sam B. DeVane Sam B. DeVane	Director	March 3, 2023

/s/ Thomas R. Flynn Thomas R. Flynn	Director	March 3, 2023

/s/ Louis A. Green III	Director	March 3, 2023
Louis A. Green III

/s/ Valora S. Gurganious	Director	March 3, 2023
Valora S. Gurganious

/s/ Myra NanDora Jenne	Director	March 3, 2023
Myra NanDora Jenne

/s/ Joelle J. Phillips Joelle J. Phillips	Director	March 3, 2023

/s/ Stephen B. Smith Stephen B. Smith	Director	March 3, 2023

/s/ James S. Turner, Jr. James S. Turner, Jr.	Director	March 3, 2023

/s/ Toby S. Wilt Toby S. Wilt	Director	March 3, 2023