Form 10-Q
period 2023-03-31
CapStar Financial Holdings, Inc.
filed 2023-05-10
CIK 1676479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of May 8, 2023
Common Stock, par value $1.00 per share	21,042,291

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, statements relating to the Company’s assets, business, cash flows, condition (financial or otherwise), credit quality, financial performance, liquidity, short and long-term performance goals, prospects, results of operations, strategic initiatives, the benefits, cost and synergies of completed acquisitions or dispositions, and the timing, benefits, costs and synergies of future acquisitions, disposition and other growth opportunities. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “aspire,” “estimate,” “intend,” “plan,” “project,” “projection,” “forecast,” “roadmap,” “goal,” “target,” “would,” and “outlook,” or the negative version of those words or other comparable words of a future or forward-looking nature. Forward-looking statements express only management's beliefs regarding future results or events and are subject to inherent uncertainty, risks and changes in circumstances, many of which are outside of management's control. Uncertainty, risks, changes in circumstances and other factors could cause the Company's actual results to differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ from those discussed in such forward-looking statements include, but are not limited to: (1) difficulty attracting and retaining highly-effective employees; (2) our ability to successfully execute our business plan; (3) difficulty growing or sustaining deposit and loan balances; (4) changes in consumer preferences, spending and borrowing habits, and demand for our products and services; (5) negative economic and political conditions that adversely affect the general economy, especially in the communities and markets in which we conduct our business, the banking sector, housing prices, the real estate market, the job market, consumer confidence, the financial condition of our borrowers and consumer spending habits, which may affect, among other things, the levels of non-performing assets, charge-offs and provision expense; (6) credit risk, including the risk that negative credit quality trends may lead to a deterioration of asset quality, risk that our allowance for credit losses may not be sufficient to absorb actual losses in our loan portfolio, and risk from concentrations within our loan portfolio; (7) market risk, including interest rate and liquidity risk; (8) operational risk, including cybersecurity risk and risk of fraud, data processing system failures, and network breaches; (9) increased competition, including competition from non-bank financial institutions; (10) changes in regulations, laws, taxes, government policies, monetary policies and accounting policies affecting bank holding companies and their subsidiaries; (11) regulatory enforcement actions and adverse legal actions; and (12) other economic, competitive, technological, operational, governmental, regulatory, and market factors affecting our operations. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the section entitled “Risk Factors” included in this Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Forward-looking statements made herein reflect management's expectations as of the date such statements are made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

The foregoing factors should not be construed as exhaustive and should be read in conjunction with the section entitled “Risk Factors” included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the “2022 Form 10-K”) and in future reports that we file with the Securities and Exchange Commission. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this Report, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Balance Sheets

(In thousands, except share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Cash and due from banks	$23,701	$25,280
Interest-bearing deposits in financial institutions	149,440	105,558
Federal funds sold	2,416	4,467
Total cash and cash equivalents	175,557	135,305
Securities available-for-sale, at fair value net of allowance for credit losses of $2,000 and $0 at March 31, 2023 and December 31, 2022, respectively	391,547	396,416
Securities held-to-maturity, fair value of $1,232 and $1,240 at March 31, 2023 and December 31, 2022, respectively	1,232	1,240
Loans held for sale, includes $17,026 and $12,636 measured at fair value at March 31, 2023 and December 31, 2022, respectively	31,501	44,708
Loans held for investment	2,407,328	2,312,798
Less allowance for credit losses on loans	(25,189)	(23,806)
Loans, net	2,382,139	2,288,992
Premises and equipment, net	24,384	24,855
Restricted equity securities	15,518	16,632
Accrued interest receivable	11,202	10,511
Goodwill and other intangibles	45,685	46,069
Other assets	153,986	152,441
Total assets	$3,232,751	$3,117,169
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$463,243	$512,076
Interest-bearing	882,678	749,857
Savings and money market accounts	635,226	709,190
Time	768,940	708,696
Total deposits	2,750,087	2,679,819
Federal Home Loan Bank advances	55,500	15,000
Subordinated notes	29,699	29,666
Other liabilities	43,554	38,502
Total liabilities	2,878,840	2,762,987
Shareholders’ equity:
Common stock, voting, $1 par value; 25,000,000 shares authorized; 21,361,614 and 21,714,380 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	21,362	21,714
Additional paid-in capital	233,877	240,863
Retained earnings	142,523	141,657
Accumulated other comprehensive loss, net of tax	(43,851)	(50,052)
Total shareholders’ equity	353,911	354,182
Total liabilities and shareholders’ equity	$3,232,751	$3,117,169

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended
	March 31,
	2023	2022
Interest income:
Loans, including fees	$31,959	$20,367
Securities:
Taxable	1,951	1,754
Tax-exempt	314	325
Federal funds sold	55	10
Restricted equity securities	240	156
Interest-bearing deposits in financial institutions	1,264	172
Total interest income	35,783	22,784
Interest expense:
Interest-bearing deposits	2,946	436
Savings and money market accounts	3,259	331
Time deposits	5,573	484
Federal Home Loan Bank advances	392	—
Subordinated notes	394	393
Total interest expense	12,564	1,644
Net interest income	23,219	21,140
Provision for credit losses:
Provision for (recovery of) credit losses on loans	51	(784)
Provision for credit losses on available-for-sale securities	2,000	—
Provision for credit losses on unfunded commitments	391	—
Total provision for (recovery of) credit losses	2,442	(784)
Net interest income after provision for credit losses	20,777	21,924
Noninterest income:
Deposit service charges	1,368	1,142
Interchange and debit card transaction fees	1,038	1,222
Mortgage banking	1,293	1,966
Tri-Net	—	2,171
Wealth management	374	440
SBA lending	1,091	222
Net gain on sale of securities	5	—
Other noninterest income	1,106	1,926
Total noninterest income	6,275	9,089
Noninterest expense:
Salaries and employee benefits	10,341	10,269
Data processing and software	3,211	2,647
Occupancy	1,193	1,099
Equipment	822	709
Professional services	788	679
Regulatory fees	413	280
Amortization of intangibles	384	446
Other noninterest expense	1,902	1,607
Total noninterest expense	19,054	17,736
Income before income taxes	7,998	13,277
Income tax expense	1,552	2,604
Net income	$6,446	$10,673
Per share information:
Basic net income per share of common stock	$0.30	$0.48
Diluted net income per share of common stock	$0.30	$0.48
Weighted average shares outstanding:
Basic	21,561,007	22,198,339
Diluted	21,595,182	22,254,644

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Net income	$6,446	$10,673
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Unrealized gains (losses) arising during the period	8,381	(27,081)
Reclassification adjustment for gains included in net income	(5)	—
Tax effect	(2,175)	7,017
Other comprehensive income (loss), net of tax	6,201	(20,064)
Comprehensive income (loss)	$12,647	$(9,391)

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share and per share data)

	Common Stock, voting		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	capital	earnings	loss	equity

Balance December 31, 2021	22,166,129	$22,166	$248,709	$110,489	$(1,270)	$380,094
Net restricted common stock activity	65,550	66	(153)	—	—	(87)
Stock-based compensation expense	—	—	388	—	—	388
Repurchase of common stock	(36,608)	(37)	(730)	—	—	(767)
Common stock dividends declared ($0.06 per share)	—	—	—	(1,320)	—	(1,320)
Net income	—	—	—	10,673	—	10,673
Other comprehensive loss	—	—	—	—	(20,064)	(20,064)
Balance March 31, 2022	22,195,071	22,195	248,214	119,842	(21,334)	368,917

Balance December 31, 2022	21,714,380	$21,714	$240,863	$141,657	$(50,052)	$354,182
Net restricted common stock activity	113,068	113	(211)	—	—	(98)
Stock-based compensation expense	—	—	399	—	—	399
Repurchase of common stock	(465,834)	(465)	(7,174)	—	—	(7,639)
Common stock dividends declared ($0.10 per share)	—	—	—	(2,136)	—	(2,136)
Net income	—	—	—	6,446	—	6,446
Other comprehensive income	—	—	—	—	6,201	6,201
Adoption of new accounting standard, net of tax	—	—	—	(3,444)	—	(3,444)
Balance at March 31, 2023	21,361,614	$21,362	$233,877	$142,523	$(43,851)	$353,911

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Cash flows from operating activities:
Net income	$6,446	$10,673
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (recovery of) credit losses	2,442	(784)
Amortization (accretion) of discounts on acquired loans and deferred fees, net	136	364
Depreciation and amortization	874	819
Net amortization of premiums on investment securities	413	527
Net gain on sale of securities	(5)	—
Mortgage banking	(1,293)	(1,966)
Tri-Net	—	(2,171)
SBA lending	(1,091)	(222)
Net gain on disposal of premises and equipment	—	(7)
Net gain on sale of other real estate owned	—	(10)
Stock-based compensation	399	388
Deferred income tax expense (benefit)	41	(58)
Origination of loans held for sale	(61,143)	(265,400)
Proceeds from loans held for sale	76,734	246,580
Cash payments arising from operating leases	(572)	(532)
Amortization of debt issuance expense	33	34
Net increase in accrued interest receivable and other assets	(2,109)	(2,630)
Net increase (decrease) in accrued interest payable and other liabilities	734	(3,438)
Net cash provided by (used in) operating activities	22,039	(17,833)
Cash flows from investing activities:
Activities in securities available-for-sale:
Purchases	—	(49,616)
Sales	2,506	—
Maturities, prepayments and calls	8,339	20,853
Net redemption (purchase) of restricted equity securities	1,114	(12)
Net increase in loans	(94,627)	(82,207)
Purchase of premises and equipment	(14)	(91)
Proceeds from sale of other real estate	—	97
Proceeds from bank owned life insurance	—	125
Net cash used in investing activities	(82,682)	(110,851)
Cash flows from financing activities:
Net increase in deposits	70,268	71,714
Proceeds from Federal Home Loan Bank advances	310,500	—
Payments on Federal Home Loan Bank advances	(270,000)	—
Repurchase of common stock	(7,639)	(767)
Exercise of common stock options, net of repurchase of restricted shares	(98)	(87)
Common stock dividends paid	(2,136)	(1,320)
Net cash provided by financing activities	100,895	69,540
Net increase (decrease) in cash and cash equivalents	40,252	(59,144)
Cash and cash equivalents at beginning of period	135,305	415,125
Cash and cash equivalents at end of period	$175,557	$355,981
Supplemental disclosures of cash paid:
Interest paid	$10,351	$1,207
Income taxes paid	328	—
Supplemental disclosures of noncash transactions:
Loans charged off to the allowance for credit losses on loans	$275	$119
Lease liabilities arising from obtaining right-of-use assets	576	570
Unrealized gains (losses) on securities available for sale, net of tax	6,201	(20,064)

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the period ended March 31, 2023 include CapStar Financial Holdings, Inc. and its wholly owned subsidiary, CapStar Bank (the “Bank”, together referred to as the “Company”). Significant intercompany transactions and accounts are eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-Q and do not include all information and notes required by U.S. generally accepted accounting principles (“U.S. GAAP”) for complete financial statements. All adjustments consisting of normally recurring accruals that, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations for the periods presented have been included. These unaudited consolidated financial statements should be read in conjunction with the Company’s consolidated financial statements and related notes appearing in the 2022 Form 10-K.

Certain amounts, previously reported, have been reclassified to state all periods on a comparable basis and had no effect on shareholders' equity or net income.

Subsequent Events

Accounting Standards Codification (“ASC”) 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated all significant events or transactions that occurred after March 31, 2023 through the date of filing this Quarterly Report on Form 10-Q and determined that there were no events that required disclosure.

Adoption of New Accounting Standards

On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended, which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss ("CECL") methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) ("unfunded commitments"). In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

The Company adopted ASC 326 using the modified retrospective method for all financial assets measured at amortized cost and unfunded commitments credit exposures. Results for reporting periods beginning after January 1, 2023 are presented under ASC 326 while prior period amounts continue to be reported in accordance with previously applicable GAAP ("incurred loss"). The Company recorded a net decrease to retained earnings of $3.4 million as of January 1, 2023 for the cumulative adoption effect of adopting ASC 326. The transition adjustment includes a $1.5 million increase in the allowance for credit losses ("ACL") on loans inclusive of a $0.2 million reclassification of purchased accounting discounts reclassified to the ACL on loans, a $3.4 million increase in the ACL on unfunded commitments credit exposures, and a $1.3 million increase in deferred tax assets.

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration ("PCD") that were previously classified as purchased credit impaired ("PCI") and accounted for under ASC 310-30. In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption. On January 1, 2023, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $0.2 million of the ACL. The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of January 1, 2023. As allowed by ASC 326, the Company elected to maintain pools of loans accounted for under ASC 310-30.

Debt Securities

Debt securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Debt securities not classified as held-to-maturity are classified as available-for-sale. Securities available-for-sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

Interest income includes amortization of purchase premiums or discounts. Premiums and discounts on securities are generally amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Premiums on callable debt securities are amortized to their earliest call date. Gains and losses on sale are recorded on the trade date and determined using the specific identification method.

A debt security is placed on non-accrual status at the time any principal or interest payments become over 90 days delinquent. Interest accrued but not received for a security placed on non-accrual is reversed against interest income.

ACL - Held-to-Maturity Securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities at March 31, 2023 totaled $26 thousand and was excluded from the estimate of credit losses.

The estimate of current expected credit losses considers historical credit loss information that is adjusted for current conditions and reasonable and supportable forecasts. Management classifies the held-to-maturity portfolio into one major security type, state and municipal securities, which are highly rated by major rating agencies.

ACL - Available-for-Sale Securities

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or if it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the security's amortized cost basis is written down to fair value through income. For debt securities available-for sale that do not meet the aforementioned criteria, the Company evaluated whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considered the extent to which fair value is less than amortized cost, any changes to the rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an ACL is recorded for the credit loss, limited by the amount that the fair value is less than the amortized cost basis. Any impairment that has not been recorded through an ACL is recognized in other comprehensive income.

Changes in the ACL are recorded as credit loss expense (or reversal). Losses are charged against the allowance when management believes the uncollectibility of an available-for-sale security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

Accrued interest receivable on available-for-sale debt securities totaled $1.9 million at March 31, 2023 and is excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost, net of the ACL. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, and deferred loan fees and costs. Accrued interest receivable totaled $11.2 million at March 31, 2023 and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on mortgage and commercial loans is discontinued and placed on non-accrual status at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Mortgage loans are charged off at 180 days past due, and commercial loans are charged off to the extent principal or interest is deemed uncollected. Consumer and credit card loans continue to accrue interest until they are charged off no later than 120 days past due unless the loan is in the process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

All interest accrued but not received for loans placed on non-accrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Under the cost-recovery method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is not recognized until the loan balance is reduced to zero. Under the cash-basis method, interest income is recorded when the payment is received in cash. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Purchase Credit Deteriorated ("PCD") Loans

The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An ACL is determined using the same methodology as other loans held for investment. The initial ACL determined on a collective basis is allocated to individual loans. The sum of the loan's purchase price and ACL becomes its initial amortized cost basis. The differences between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent change to the ACL are recorded through credit loss expense.

Upon adoption of ASC 326, the Company elected to maintain pools of loans that were previously accounted for under ASC 310-30 and will continue to account for these pools as a unit of account. Loans are only removed from the existing pools if they are written off, paid off, or sold. Upon adoption of ASC 326, the ACL was determined for each pool and added to the pool's carrying amount to establish a new amortized cost basis. The difference between the unpaid principal balance of the pool and the new amortized cost basis is the noncredit premium or discount which will be amortized into interest income over the remaining life of the pool. Changes to the ACL after adoption are recorded through credit loss expense.

ACL - Loans

The ACL is a valuation account that is deducted from the loans' amortized cost basis to present the net amount expected to be collected on the loans. Loans are charged off against the ACL when management believes the uncollectibility of a loan balance is confirmed. Expected recoveries do not exceed the aggregate of amounts previously charged-off and expected to be charged-off.

Management estimates the ACL balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses. Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in environmental conditions, such as changes in unemployment rates, property values, or other relevant factors.

The ACL is measured on a collective (pool) basis when similar risk characteristics exist. The Company has identified the following portfolio segments and measures the ACL for each using a discounted cash flow methodology at the loan level, with loss rates, prepayment assumptions and curtailment assumptions driven by each loan’s collateral type.

Owner occupied commercial real estate - Loans in this category are susceptible to business failure and general economic conditions.

Non owner occupied commercial real estate - Common risks for this loan category are declines in general economic conditions, declines in real estate value, declines in occupancy rates, and lack of suitable alternative use for the property.

Commercial & industrial - Risks to this loan category include the inability to monitor the condition of the collateral, which often consists of inventory, accounts receivable and other non-real estate assets. Equipment and inventory obsolescence can also pose a risk. Declines in general economic conditions and other events can cause cash flows to fall to levels insufficient to service debt.

Commercial construction - Risks common to commercial construction loans are cost overruns, changes in market demand for property, inadequate long-term financing arrangements and declines in real estate values.

Residential mortgage - Residential mortgage loans are susceptible to weakening general economic conditions, increases in unemployment rates and declining real estate values.

Home equity lines of credit - Risks common to home equity lines of credit are general economic conditions, including an increase in unemployment rates, and declining real estate values that reduce or eliminate the borrower’s home equity.

Residential construction - Residential construction loans are susceptible to the same risks as residential mortgage loans. Changes in market demand for property lead to longer marketing times resulting in higher carrying costs and declining values.

Consumer - Risks common to consumer direct loans include unemployment and changes in local economic conditions as well as the inability to monitor collateral consisting of personal property.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the collective evaluation. When management determines that foreclosure is probable expected credit losses are based on the fair value of the collateral at the reporting date, adjusted for selling costs as appropriate.

Discounted Cash Flow Method

The Company uses the discounted cash flow method to estimate expected credit losses for all loan segments. The Company generates cash flow projections at the instrument level wherein payment expectations are adjusted for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds and curtailment rates are based on historical internal data. The prepayment speeds additionally use peer data to backfill a complete time series and utilizes a forward-looking third-party prepayment model, which considers current conditions and reasonable and supportable forecasts of future economic conditions.

The Company uses regression analysis of historical internal and peer data to determine suitable loss drivers to utilize when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers.

For all discounted cash flow models, management has determined that four quarters represents a reasonable and supportable forecast period and reverts back to a historical loss rate over four quarters on a straight-line basis. Management leverages economic projections around unemployment rates from the Federal Open Market Committee to inform its loss driver forecasts over the four-quarter forecast period.

The combination of adjustments for credit expectations (default and loss) and timing expectations (prepayment, curtailment, and time to recovery) produces an expected cash flow stream at the instrument level. Instrument effective yield is calculated, net of the impacts of prepayment assumptions, and the instrument expected cash flows are then discounted at that effective yield to produce an instrument-level net present value of expected cash flows (“NPV”). An ACL is established for the difference between the instrument’s NPV and amortized cost basis.

Qualitative Factors

The Company uses qualitative factors for model limitations and risk uncertainty as well as for loan segment specific risks that cannot be addressed in the quantitative methods. Any additional qualitative factor reserves needed will be approved by the Allowance Committee quarterly.

Individually Evaluated Assets

Loans that do not share risk characteristics are evaluated on an individual basis. For collateral dependent loans where the Company has determined that foreclosure of the collateral is probable, or where the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. The Company may, in the alternative, measure the expected credit loss as the amount by which the amortized cost basis of the loan exceeds the estimated fair value of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the loan exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan.

Determining the Contractual Term: Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a modification will be executed with an individual borrower or the extension or renewal options included in the original or modified contract at the reporting date are not unconditionally cancellable by the Company.

ACL - Unfunded commitments

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company. The ACL on unfunded commitments is adjusted through credit loss expense. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The ACL is calculated using the same aggregate reserve rates calculated for the funded portion of loans at the portfolio level applied to the amount of commitments expected to fund. The Company has identified pools of unfunded commitments which align with loans held for investment. The ACL on unfunded commitments is recorded on the other liabilities line item of the balance sheet.

ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance for troubled debt restructurings by creditors in ASC 310-40, Receivables – Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings involving borrowings that are experiencing financial difficulty. Specifically, rather than applying the troubled debt restructuring recognition and measurement guidance, creditors will evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan. Losses associated with troubled debt restructurings should be incorporated in a creditor’s estimate of its ACL. Additionally, public business entities are required to disclose current-period gross write-offs by year of origination for loan financing receivables and net investment in leases. The Company has adopted the standard as of January 1, 2023 with little to no impact to its accounting, and has included the additional required disclosures herein.

NOTE 2 – SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity at March 31, 2023 and December 31, 2022 are summarized as follows (in thousands):

	March 31, 2023				December 31, 2022
	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value
Securities available-for-sale:
U. S. government agency securities	$13,888	$—	$(1,226)	$12,662	$14,537	$—	$(1,635)	$12,902
State and municipal securities	76,954	286	(7,564)	69,676	77,562	129	(9,379)	68,312
Mortgage-backed securities	293,323	—	(47,954)	245,369	300,488	—	(55,660)	244,828
Asset-backed securities	3,184	—	(92)	3,092	3,332	—	(62)	3,270
Other debt securities	65,867	89	(5,208)	60,748	70,542	3	(3,441)	67,104
Total	$453,216	$375	$(62,044)	$391,547	$466,461	$132	$(70,177)	$396,416
Securities held-to-maturity:
State and municipal securities	$1,232	$—	$—	$1,232	$1,240	$—	$—	$1,240
Total	$1,232	$—	$—	$1,232	$1,240	$—	$—	$1,240

*Amortized cost of other debt securities is net of ACL totaling $2.0 million at March 31, 2023.

Results from sales, maturities, prepayments and calls of securities available for sale were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Proceeds	$10,845	$20,853
Gross gains	6	—
Gross losses	(1)	—

The amortized cost and fair value of securities at March 31, 2023, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale		Held-to-maturity
	Amortized cost	Estimated fair value	Amortized cost	Estimated fair value
Due in less than one year	$5,818	$5,823	$1,232	$1,232
Due one to five years	31,222	30,357	—	—
Due five to ten years	101,167	91,703	—	—
Due beyond ten years	18,502	15,203	—	—
Mortgage-backed securities	293,323	245,369	—	—
Asset-backed securities	3,184	3,092	—	—
Total	$453,216	$391,547	$1,232	$1,232

Securities with a market value of $219.3 million at March 31, 2023 were pledged to collateralize public deposits, derivative positions and Federal Home Loan Bank advances.

Securities in an unrealized loss position for which an ACL has not been recorded as of March 31, 2023 and December 31, 2022, and the length of time they were in continuous loss positions as of such dates are as follows (in thousands):

	Less than 12 months		12 months or more		Total
March 31, 2023	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
U. S. government agency securities	$—	$—	$12,662	$(1,226)	$12,662	$(1,226)
State and municipal securities	2,974	(55)	48,082	(7,509)	51,056	(7,564)
Mortgage-backed securities	15,696	(376)	229,673	(47,578)	245,369	(47,954)
Asset-backed securities	3,092	(92)	—	—	3,092	(92)
Other debt securities	25,898	(1,840)	33,762	(3,368)	59,660	(5,208)
Total temporarily impaired securities	$47,660	$(2,363)	$324,179	$(59,681)	$371,839	$(62,044)

December 31, 2022
U. S. government agency securities	$6,243	$(836)	$6,659	$(799)	$12,902	$(1,635)
State and municipal securities	12,952	(422)	41,779	(8,957)	54,731	(9,379)
Mortgage-backed securities	81,751	(7,647)	161,708	(48,013)	243,459	(55,660)
Asset-backed securities	3,270	(62)	—	—	3,270	(62)
Other debt securities	41,018	(2,028)	24,084	(1,413)	65,102	(3,441)
Total temporarily impaired securities	$145,234	$(10,995)	$234,230	$(59,182)	$379,464	$(70,177)

At adoption of ASC 326 on January 1, 2023 and at March 31, 2023, calculated credit losses and, thus, the related ACL on held-to-maturity debt securities were not material due to the high credit quality of the portfolio. As a result, no ACL was recorded on the held-to-maturity portfolio at March 31, 2023.

At December 31, 2023, the Company owned certain securities related to Signature Bank ("Signature") which, following the first quarter failure of Signature, were deemed to have significant credit losses and no probable recovery. As such, a $2.0 million provision for credit loss was recorded with a corresponding ACL. The Company has performed an assessment of its portfolio in an unrealized loss position and has determined no other credit losses present as of March 31, 2023. See Note 1 for additional details on the adoption of ASC 326 as it relates to the securities portfolio.

At March 31, 2023, there were 327 debt securities available-for-sale that were in an unrealized loss position. The Company does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at March 31, 2023 were primarily attributable to the rising interest rate environment. The majority of the investment portfolio was either government guaranteed or an issuance of a government sponsored entity or highly rated by major credit rating agencies.

As of March 31, 2023, the Signature securities for which an ACL has been recorded are on non-accrual. No other securities are past due or on non-accrual.

The following table shows a rollforward of the ACL on available for sale securities for the three months ended March 31, 2023:

Other debt securities
Balance at December 31, 2022	$—
Adoption of CECL	—
Additions for securities for which no previous expected credit losses were recognized	2,000
Total	$2,000

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

A summary of the loans held for investment portfolio as of March 31, 2023 and December 31, 2022 follows (in thousands):

	March 31, 2023	December 31, 2022
Commercial real estate - owner occupied	$276,515	$246,109
Commercial real estate - non-owner occupied	840,755	803,611
Consumer real estate	425,649	402,615
Construction and land development	209,556	229,972
Commercial and industrial	534,521	496,347
Consumer	55,125	53,382
Other	65,207	80,762
Total	2,407,328	2,312,798
Allowance for credit losses on loans	(25,189)	(23,806)
Total loans, net	$2,382,139	$2,288,992

Non-accrual and Past Due Loans

The following table presents the recorded investment in loans by aging category and accrual status of March 31, 2023 and December 31, 2022 by class of loans (in thousands):

	Accruing
	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total	Loans Not	Non-Accrual
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Total
March 31, 2023
Commercial real estate - owner occupied	$—	$—	$—	$—	$271,511	$5,004	$276,515
Commercial real estate - non-owner occupied	—	—	—	—	840,755	—	840,755
Consumer real estate	2,856	2	311	3,169	421,357	1,123	425,649
Construction and land development	—	—	—	—	209,556	—	209,556
Commercial and industrial	4,005	2	635	4,642	525,902	3,977	534,521
Consumer	120	73	62	255	54,853	17	55,125
Other	—	—	—	—	65,205	2	65,207
Total	$6,981	$77	$1,008	$8,066	$2,389,139	$10,123	$2,407,328

	Accruing
	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total	Loans Not	Non-Accrual
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Total
December 31, 2022
Commercial real estate - owner occupied	$—	$—	$—	$—	$239,351	$4,982	$244,333
Commercial real estate - non-owner occupied	—	—	—	—	802,107	—	802,107
Consumer real estate	456	231	87	774	393,893	456	395,123
Construction and land development	—	—	—	—	229,896	8	229,904
Commercial and industrial	76	53	744	873	489,842	4,065	494,780
Consumer	178	39	14	231	52,731	54	53,016
Other	—	—	37	37	80,535	—	80,572
Purchased credit impaired	175	149	143	467	11,347	1,149	12,963
Total	$885	$472	$1,025	$2,382	$2,299,702	$10,714	$2,312,798

The following table presents the recorded investment in nonaccrual loans as of March 31, 2023 by class of loans (in thousands):

	Non-Accrual loans with no allowance	Non-Accrual loans with allowance	Total Non-Accrual Loans
Commercial real estate - owner occupied	$5,004	$—	$5,004
Commercial real estate - non-owner occupied	—	—	—
Consumer real estate	1,123	—	1,123
Construction and land development	—	—	—
Commercial and industrial	3,109	868	3,977
Consumer	17	—	17
Other	2	—	2
Total	$9,255	$868	$10,123

The Company recognized no interest income on nonaccrual loans during the three months ended March 31, 2023.

Risk Ratings

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes all commercial loans individually and assigns each loan a risk rating. This analysis is performed at origination by the relationship manager and credit department personnel. On at least an annual basis, an independent party performs a formal credit risk review of a sample of the loan portfolio. Among other things, this review assesses the appropriateness of the loan’s risk rating. The Company uses the following definitions for risk ratings:

•
Pass – Loans in this category are considered to have a low probability of default and do not meet the criteria of the risk categories below.
•
Special Mention – A special mention asset possesses deficiencies or potential weaknesses deserving of management’s attention. If uncorrected, such weaknesses or deficiencies may expose the Company to an increased risk of loss in the future.
•
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
•
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

The following tables provides the risk category of loans by applicable class of loans and vintage year as of March 31, 2023 (in thousands):

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolvers	Revolvers converted to term loans	Total
Commercial real estate - owner occupied
Pass	$5,741	$85,800	$89,177	$28,210	$14,854	$31,490	$10,475	$275	$266,022
Special Mention	—	—	—	—	4,704	—	623	—	5,327
Substandard	—	—	2,666	—	157	2,343	—	—	5,166
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,741	$85,800	$91,843	$28,210	$19,715	$33,833	$11,098	$275	$276,515
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate - non-owner occupied
Pass	$25,232	$308,523	$243,403	$106,801	$45,415	$102,482	$7,638	$810	$840,304
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	236	—	—	—	—	215	—	451
Doubtful	—	—	—	—	—	—	—	—	—
Total	$25,232	$308,759	$243,403	$106,801	$45,415	$102,482	$7,853	$810	$840,755
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer real estate
Pass	$15,034	$95,585	$39,481	$17,294	$15,437	$47,800	$189,491	$2,142	$422,264
Special Mention	—	—	—	—	265	272	—	12	549
Substandard	91	916	30	42	197	1,347	170	2	2,795
Doubtful	—	—	—	—	—	—	41	—	41
Total	$15,125	$96,501	$39,511	$17,336	$15,899	$49,419	$189,702	$2,156	$425,649
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction and land development
Pass	$13,073	$102,383	$69,917	$11,883	$6,324	$2,710	$1,511	$178	$207,979
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	1,577	—	—	—	—	—	—	1,577
Doubtful	—	—	—	—	—	—	—	—	—
Total	$13,073	$103,960	$69,917	$11,883	$6,324	$2,710	$1,511	$178	$209,556
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Pass	$22,688	$161,992	$86,695	$50,569	$21,209	$12,963	$149,159	$3,036	$508,311
Special Mention	—	27	2,841	3,343	—	—	2,315	—	8,526
Substandard	—	—	—	5,323	—	—	12,178	—	17,501
Doubtful	—	—	—	130	23		30	—	183
Total	$22,688	$162,019	$89,536	$59,365	$21,232	$12,963	$163,682	$3,036	$534,521
Current period gross charge-offs	—	80	9	59	—	—	—	—	148

Consumer
Pass	$6,049	$17,723	$8,364	$2,969	$1,005	$510	$17,310	$1,124	$55,054
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	8	39	—	20	2	—	—	69
Doubtful	—	—	2	—	—	—	—	—	2
Total	$6,049	$17,731	$8,405	$2,969	$1,025	$512	$17,310	$1,124	$55,125
Current period gross charge-offs	—	11	21	20	12	37	—	—	101

Other
Pass	$16,705	$10,611	$22,469	$5,119	$944	$3,107	$5,956	$39	$64,950
Special Mention	36	164	—	—	—	—	—	—	200
Substandard	—	—	2	53	—	2	—	—	57
Doubtful	—	—	—	—	—	—	—	—	—
Total	$16,741	$10,775	$22,471	$5,172	$944	$3,109	$5,956	$39	$65,207
Current period gross charge-offs	—	—	—	—	—	26	—	—	26

Total Portfolio
Pass	$104,522	$782,617	$559,506	$222,845	$105,188	$201,062	$381,540	$7,604	$2,364,884
Special Mention	36	191	2,841	3,343	4,969	272	2,938	12	14,602
Substandard	91	2,737	2,737	5,418	374	3,694	12,563	2	27,616
Doubtful	—	—	2	130	23	—	71	—	226
Total	$104,649	$785,545	$565,086	$231,736	$110,554	$205,028	$397,112	$7,618	$2,407,328
Current period gross charge-offs	$-	$91	$30	$79	$12	$63	$-	$-	$275

The following tables provides the risk category of loans by applicable class of loans as of December 31, 2022 (in thousands):

	Non-impaired Loans
December 31, 2022	Pass	Special Mention	Substandard	Doubtful	Total Impaired Loans	Total
Commercial real estate - owner occupied	$234,619	$4,731	$440	$—	$4,543	$244,333
Commercial real estate - non-owner occupied	802,107	—	—	—	—	802,107
Consumer real estate	393,734	555	467	—	367	395,123
Construction and land development	229,897	—	—	—	7	229,904
Commercial and industrial	477,081	516	12,751	127	4,305	494,780
Consumer	52,911	—	84	2	19	53,016
Other	80,504	—	68	—	—	80,572
Purchased credit impaired	11,595	68	1,259	41	—	12,963
Total	$2,282,448	$5,870	$15,069	$170	$9,241	$2,312,798
Modifications

Occasionally, the Company modifies loans to borrowers in financial distress by providing principal forgiveness, term extension, an other-than-insignificant payment delay or interest rate reduction. When principal forgiveness is provided, the amount of forgiveness is charged-off against the ACL.

In some cases, the Company provides multiple types of concessions on one loan. Typically, one type of concession, such as a term extension, is granted initially. If the borrower continues to experience financial difficulty, another concession, such as principal forgiveness, may be granted.

The following table represents the loans at March 31, 2023 that were both experiencing financial difficulty and modified during the three months ended March 31, 2023, by class and by type of modification. The percentage of loans that were modified to borrowers in financial distress as compared to the total loans of each class is also presented below.

	Payment Delay	Term Extension	Total Class of Loans
Commercial and industrial	3,829	320	0.78%
Total	$3,829	$320	0.17%

The Company has not committed to lend additional amounts to the borrowers included in the previous table.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Such loans that had been modified in the last 12 months are all current with no loans past due.

The following table presents the financial effect of the loan modifications represented above to borrowers experiencing financial difficulty for the three months ended March 31, 2023:

	Weighted-Average	Weighted-Average
	Payment	Term
	Delay	Extension
Commercial and industrial	7 mos.	6 mos.
Total	7 mos.	6 mos.

No loans modified during the three months ended March 31, 2023 are in payment default.

Upon the Company's determination that a modified loan has subsequently been deemed uncollectible, the loan is written off. Therefore, the recorded investment of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The following table presents collateral dependent loans, which are individually evaluated to determine expected credit losses, as of March 31, 2023 by class of loan and type of collateral.

	Real Estate	Total
Commercial real estate - owner occupied	$4,876	$4,876
Commercial and industrial	3,252	3,252
Total	$8,128	$8,128

Allowance for Credit Loss

The following table details the changes in the ACL for the three month periods ended March 31, 2023 and 2022 (in thousands):

	CECL							Incurred Loss
Three Months Ended March 31,	2023							2022
	Beginning Balance	Adoption of CECL	Jan. 1, 2023	Charge-Offs	Recoveries	Provision	Ending Balance	Beginning Balance	Charge-Offs	Recoveries	Provision	Ending Balance
Commercial real estate - owner occupied	$1,967	$209	$2,176	$—	$—	$143	$2,319	$5,439	$—	$—	$(296)	$5,143
Commercial real estate - non-owner occupied	5,967	(632)	5,335	—	—	275	5,610	1,685	—	—	159	1,844
Consumer real estate	3,153	650	3,803	—	—	5	3,808	2,412	—	—	(198)	2,214
Construction and land development	3,830	(266)	3,564	—	—	127	3,691	3,769	—	—	(461)	3,308
Commercial and industrial	7,654	(995)	6,659	(148)	2	260	6,773	7,441	—	—	(235)	7,206
Consumer	430	1,127	1,557	(101)	103	8	1,567	397	(81)	57	8	381
Other	805	1,404	2,209	(26)	5	(767)	1,421	555	(38)	5	239	761
Total allowance for credit losses - loans	$23,806	$1,497	$25,303	$(275)	$110	$51	$25,189	$21,698	$(119)	$62	$(784)	$20,857

Allowance for credit losses - unfunded commitments	$319	3,350	3,669	—	—	391	$4,060	$319	—	—	—	$319

As of March 31, 2023, the Company used a one-year reasonable and supportable forecast period. The changes in loss rates used as the basis for the estimate of credit losses during this period were modeled using both the Company's own historical data and historical data from peer banks and macroeconomic forecast data obtained from a third party vendor, which were then applied to the Company’s recent default experience as a starting point. At March 31, 2023, the forecast indicated that the markets in which the Company operates will experience a decline in economic conditions and an increase in the unemployment rate over the next year, primarily as a result of the interest rate environment. The increase in the ACL compared to January 1, 2023 was primarily attributable to an increase in the loan portfolio, changes in various loan attributes at the instrument level, and qualitative factors. For periods beyond the reasonable and supportable forecast period of one year, the Company reverted to historical credit loss information on a straight line basis over two years.

The Company maintains an allowance for unfunded commitments exposures. The allowance for unfunded commitments credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The ACL for unfunded loan commitments of $4.1 million and $0.3 million at March 31, 2023 and December 31, 2022, respectively, is separately classified on the balance sheet within Other Liabilities.

Incurred Loss Impairment Methodology

A breakdown of the ALL and the loan portfolio by loan category as previously required by ASC Topic 310 at December 31, 2022 follows (in thousands):

	Commercial real estate - owner occupied	Commercial real estate - non-owner occupied	Consumer real estate	Construction and land development	Commercial and industrial	Consumer	Other	Total
December 31, 2022
Allowance for Loan Losses:
Collectively evaluated for impairment	$1,967	$5,967	$3,153	$3,830	$6,909	$378	$805	$23,009
Individually evaluated for impairment	—	—	—	—	716	—	—	716
Purchased credit impaired	—	—	—	—	29	52	—	81
Balances, end of period	$1,967	$5,967	$3,153	$3,830	$7,654	$430	$805	$23,806
Loans:
Collectively evaluated for impairment	$239,790	$802,107	$394,756	$229,897	$490,475	$52,997	$80,572	$2,290,594
Individually evaluated for impairment	4,543	—	367	7	4,305	19	—	9,241
Purchased credit impaired	1,776	1,504	7,492	68	1,567	366	190	12,963
Balances, end of period	$246,109	$803,611	$402,615	$229,972	$496,347	$53,382	$80,762	$2,312,798

The following table presents additional detail on loans individually evaluated for impairment as previously required by ASC Topic 310 as of December 31, 2022 (in thousands):

	December 31, 2022
	Recorded investment	Unpaid principal balance	Related allowance
With no related allowance recorded:
Commercial real estate - owner occupied	$4,543	$4,551	$—
Commercial real estate - non-owner occupied	—	—	—
Consumer real estate	367	393	—
Construction and land development	7	8	—
Commercial and industrial	420	412	—
Consumer	19	19	—
Other	—	—	—
Subtotal	5,356	5,383	—
With an allowance recorded:
Commercial real estate - owner occupied	—	—	—
Commercial real estate - non-owner occupied	—
Consumer real estate	—	—	—
Construction and land development	—	—	—
Commercial and industrial	3,885	4,061	716
Consumer	—	—	—
Other	—	—	—
Subtotal	3,885	4,061	716
Total	$9,241	$9,444	$716

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired under Incurred Loss are presented below for the period indicated (in thousands).

	Three Months Ended
	March 31, 2022
	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate - owner occupied	$1,148	$16
Commercial real estate - non-owner occupied	—	—
Consumer real estate	861	—
Construction and land development	10	—
Commercial and industrial	249	—
Consumer	11	—
Other	—	—
Subtotal	2,279	16
With an allowance recorded:
Commercial real estate - owner occupied	—	—
Commercial real estate - non-owner occupied	—	—
Consumer real estate	—	—
Construction and land development	—	—
Commercial and industrial	—	—
Consumer	—	—
Other	—	—
Subtotal	—	—
Total	$2,279	$16

The following table presents changes in the carrying value of PCI loans (in thousands) for the periods indicated:

Three Months Ended
March 31,
2022
Balance at beginning of period	$19,261
Change due to payments received and accretion	(1,411)
Reclassification of discount to allowance for loan losses	(192)
Balance at end of period	$17,658

The following table presents changes in the accretable yield for PCI loans (in thousands) for the periods indicated:

Three Months Ended
March 31,
2022
Balance at beginning of period	$5,763
Accretion	(437)
Balance at end of period	$5,326

PCI loans had no impact on the ALL for the three months ended March 31, 2022.

Loans Held for Sale

A summary of the loans held for sale as of March 31, 2023 and December 31, 2022 follows (in thousands):

	March 31, 2023	December 31, 2022
Residential mortgage	$17,026	$12,636
Guaranteed portion of SBA loans	14,475	32,072
Tri-Net commercial real estate	—	—
Total	$31,501	$44,708

NOTE 4 – SHORT TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

The Company had outstanding advances of $55.5 million and $15.0 million as of March 31, 2023 and December 31, 2022, respectively.

	March 31, 2023		December 31, 2022
Year	Amount	Interest Rates	Amount	Interest Rates
2023	$55,500	4.86%	$15,000	4.33%

Advances from the FHLB are collateralized by investment securities with a market value of $20.3 million and certain commercial and residential real estate mortgage loans totaling $715.4 million under a blanket mortgage collateral agreement. At March 31, 2023, the amount of available credit from the FHLB totaled $462.4 million.

Subordinated Notes

The Company issued $30.0 million of fixed-to-floating rate subordinated notes during the third quarter of 2020, which were recorded net of issuance costs of $0.6 million, that mature June 30, 2030. Beginning on or after June 30, 2025, the Company may redeem the notes, in whole or in part, at their principal amount plus any accrued and unpaid interest. The notes have a fixed interest rate of 5.25% per annum for the first five years. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate (which is expected to be Three-Month Term SOFR) plus 513 basis points. The carrying value of subordinated notes was $29.7 million as of March 31, 2023 and December 31, 2022.

NOTE 5– ACCUMULATED OTHER COMPREHENSIVE LOSS

The following were changes in accumulated other comprehensive loss by component, net of tax, for the periods ended March 31, 2023 and 2022 (in thousands):

Unrealized Gains
and Losses
on Available
for Sale
Securities
Three Months Ended March 31, 2023
Beginning balance	$(50,052)
Other comprehensive income before reclassification, net of tax	6,205
Amounts reclassified from accumulated other comprehensive income, net of tax	(4)
Net current period other comprehensive income	6,201
Ending Balance	$(43,851)

Three Months Ended March 31, 2022
Beginning balance	$(1,270)
Other comprehensive loss before reclassification, net of tax	(20,064)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—
Net current period other comprehensive loss	(20,064)
Ending Balance	$(21,334)

The following amounts were reclassified out of each component of accumulated other comprehensive income (loss) for the three months ended March 31, 2023 and 2022 (in thousands):

			Affected Line Item
Details about Accumulated Other	Three Months Ended March 31,		in the Statement Where
Comprehensive Income (Loss) Components	2023	2022	Net Income is Presented
Realized gains on available- for-sale securities	$5	$—	Net gain on sale of securities
	(1)	—	Income tax expense
	$4	$—	Net of tax

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

The following table sets forth outstanding financial instruments whose contract amounts represent credit risk as of March 31, 2023 and December 31, 2022 (in thousands):

	Contract or notional amount
	March 31, 2023	December 31, 2022
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$1,165,573	$1,112,950
Standby letters of credit	10,605	7,288
Total	$1,176,178	$1,120,238

The Company is party to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims as of March 31, 2023, will not have a material impact on the financial statements of the Company.

NOTE 7 – DERIVATIVES

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

Interest Rate Swaps

The Company enters into swaps to facilitate customer transactions and meet their financing needs. Upon entering into these transactions the Company enters into offsetting positions with large U.S. financial institutions in order to minimize market risk to the Company. A summary of the Company’s customer related interest rate swaps was as follows (in thousands):

	March 31, 2023		December 31, 2022
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$39,612	$2,011	$35,641	$(2,343)
Pay variable/receive fixed swaps	39,612	(2,011)	35,641	2,343
Total	$79,224	$—	$71,282	$—

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

The net (losses) gains relating to mortgage banking derivative instruments included in mortgage banking income were as follows (in thousands):

	Three Months Ended	Three Months Ended
	March 31, 2023	March 31, 2022
Mortgage loan interest rate lock commitments	$576	$(471)
Mortgage-backed securities forward sales commitments	(296)	415
Total	$280	$(56)

The amount and fair value of mortgage banking derivatives included in the consolidated balance sheets were as follows (in thousands):

	March 31, 2023		December 31, 2022
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Included in other assets:
Mortgage loan interest rate lock commitments	$23,930	$582	$19,413	$6
Mortgage-backed securities forward sales commitments	—	—	12,500	27

Included in other liabilities:
Mortgage-backed securities forward sales commitments	$22,500	$(269)	$—	$—

NOTE 8 – STOCK OPTIONS AND RESTRICTED SHARES

On April 23, 2021, the shareholders of CapStar Financial Holdings, Inc. approved the 2021 Stock Incentive Plan (the "Plan"). The Plan provides for the grant of stock-based incentives, including stock options, restricted stock units, performance awards and restricted stock, to employees, directors and service providers that are subject to forfeiture until vesting conditions have been satisfied by the award recipient under the terms of the award. The Plan is intended to help align the interests of employees and our shareholders and reward our employees for improved Company performance. A total of 1,168,543 shares of stock were reserved for issuance under the Plan. Stock incentives include both restricted share and stock option grants. Total shares issuable under the plan were 1,005,157 as of March 31, 2023.

The Company has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other non-interest expense for directors, in the consolidated statements of income as follows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Stock-based compensation expense before income taxes	$399	$388
Less: deferred tax benefit	(104)	(101)
Reduction of net income	$295	$287

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

The recipients have the right to vote and receive dividends but cannot sell, transfer, assign, pledge, hypothecate, or otherwise encumber the restricted stock until the shares have vested. A summary of the changes in the Company’s nonvested restricted shares for the three months ended March 31, 2023 follows:

		Weighted
		Average
	Restricted	Grant Date
Nonvested Shares	Shares	Fair Value
Nonvested at beginning of period	170,426	$16.76
Granted	113,068	17.75
Vested	(13,383)	16.53
Forfeited	—	—
Nonvested at end of period	270,111	$17.20

As of March 31, 2023, there was $2.5 million of unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during the three months ended March 31, 2023 was $0.2 million.

Stock Options

Option awards are generally granted with an exercise price equal to the fair value of the Company’s common stock at the date of grant. Option awards generally have a three year vesting period and a ten year contractual term.

The fair value of each option grant is estimated on the date of grant using the Black Scholes option pricing model. There were no options granted in 2023 or 2022.

A summary of the activity in stock options for the three months ended March 31, 2023 follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Outstanding at beginning of period	124,445	$12.11
Granted	—	—
Exercised	—	—
Forfeited or expired	—	—
Outstanding at end of period	124,445	$12.11	3.7
Fully vested and expected to vest	124,445	$12.11	3.7
Exercisable at end of period	124,445	$12.11	3.7

No options were exercised during the three months ended March 31, 2023 or 2022.

NOTE 9 – REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by the Federal Reserve and the Bank is also subject to the regulatory capital requirements of the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that could, in that event, have a material adverse effect on the institutions’ financial statements. The relevant regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting principles. The capital classifications of the Company and the Bank are also subject to qualitative judgments by their regulators about components, risk weightings, and other factors. Those qualitative judgments could also affect the capital status of the Company and the Bank and the amount of dividends the Company and the Bank may distribute. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of March 31, 2023, the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

The Company’s and the Bank’s capital amounts and ratios as of March 31, 2023 and December 31, 2022 are presented in the following table (dollars in thousands).

	Actual		Minimum capital requirement (1)		Minimum to be well-capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At March 31, 2023:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$408,693	13.98%	$233,847	8.0%	N/A	N/A
CapStar Bank	396,469	13.57	233,770	8.0	$292,212	10%
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	353,380	12.09	175,385	6.0	N/A	N/A
CapStar Bank	370,855	12.69	175,327	6.0	233,770	8.00
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	353,380	12.09	131,539	4.5	N/A	N/A
CapStar Bank	354,355	12.13	131,496	4.5	189,938	6.50
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	353,380	11.20	126,183	4.0	N/A	N/A
CapStar Bank	370,855	11.76	126,122	4.0	157,653	5.00

At December 31, 2022:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$410,704	14.51%	$226,491	8.0%	N/A	N/A
CapStar Bank	402,453	14.22	226,407	8.0	$283,009	10%
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	356,913	12.61	169,868	6.0	N/A	N/A
CapStar Bank	378,328	13.37	169,805	6.0	226,407	8.00
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	356,913	12.61	127,401	4.5	N/A	N/A
CapStar Bank	361,828	12.79	127,354	4.5	183,956	6.50
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	356,913	11.40	125,202	4.0	N/A	N/A
CapStar Bank	378,328	12.10	125,089	4.0	156,361	5.00

(1) For the calendar year 2023, the Company must maintain a capital conservation buffer of Tier 1 common equity capital in excess of minimum risk-based capital ratios by at least 2.5% to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

(2) For the Company to be well-capitalized, the Bank must be well-capitalized and the Company must not be subject to any written agreement, order, capital directive, or prompt corrective action directive issued by the Federal Reserve to meet and maintain a specific capital level for any capital measure.

NOTE 10 – EARNINGS PER SHARE

The following is a summary of the basic and diluted earnings per share calculation for the three month periods ended March 31, 2023 and 2022 (in thousands except share and per share data):

	Three Months Ended
	March 31,
	2023	2022
Basic net income per share calculation:
Numerator – Net income	$6,446	$10,673
Denominator – Average common shares outstanding	21,561,007	22,198,339
Basic net income per share	$0.30	$0.48
Diluted net income per share calculation:
Numerator – Net income	$6,446	$10,673
Denominator – Average common shares outstanding	21,561,007	22,198,339
Dilutive shares contingently issuable	34,175	56,305
Average diluted common shares outstanding	21,595,182	22,254,644
Diluted net income per share	$0.30	$0.48

NOTE 11 – FAIR VALUE

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

Individually Evaluated Loans: The fair value of impaired loans with specific allocations of the ACL is generally based on recent appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Individually evaluated loans are evaluated on at least a quarterly basis for additional impairment and adjusted in accordance with the loan policy.

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Appraisals may be adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and/or management’s expertise and knowledge of the collateral. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The Company had no other real estate owned carried at fair value at March 31, 2023 or December 31, 2022.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair value measurements at March 31, 2023
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U. S. government agency securities	$12,662	$—	$12,662	$—
State and municipal securities	69,676	—	69,676	—
Mortgage-backed securities	245,369	—	245,369	—
Asset-backed securities	3,092	—	3,092	—
Other debt securities	60,748	—	60,748	—
Loans held for sale	17,026	—	17,026	—
Derivative assets:
Interest rate swaps - customer related	2,011	—	2,011	—
Mortgage loan interest rate lock commitments	582	—	—	582
Liabilities:
Derivative liabilities:
Derivative Liabilities - customer related	(2,011)	—	(2,011)	—
Mortgage-backed securities forward sales commitments	(269)	—	(269)	—

	Fair value measurements at December 31, 2022
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U. S. government agency securities	$12,902	$—	$12,902	$—
State and municipal securities	68,312	—	68,312	—
Mortgage-backed securities	244,828	—	244,828	—
Asset-backed securities	3,270	—	3,270	—
Other debt securities	67,104	—	67,104	—
Loans held for sale	12,636	—	12,636	—
Derivative assets:
Interest rate swaps - customer related	2,343	—	2,343	—
Mortgage loan interest rate lock commitments	6	—	—	6
Mortgage-backed securities forward sales commitments	27	—	27	—
Liabilities:
Derivative liabilities:
Interest rate swaps - customer related	(2,343)	—	(2,343)	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2023 and 2022 (in thousands):

	Mortgage Loan Interest Rate
	Lock Commitments
	2023	2022

Balance of recurring Level 3 assets at January 1st	$6	$696
Total gains or losses for the period:
Included in mortgage banking income	576	(471)
Balance of recurring Level 3 assets at March 31st	$582	$225

The following table presents quantitative information about recurring Level 3 fair value measurements (dollars in thousands):

				Range
	Fair	Valuation		(Weighted-
March 31, 2023	Value	Technique(s)	Unobservable Input(s)	Average)
Assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	$582	Consensus pricing	Origination pull-through rate	69% - 98% (86%)

				Range
	Fair	Valuation		(Weighted-
December 31, 2022	Value	Technique(s)	Unobservable Input(s)	Average)
Assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	$6	Consensus pricing	Origination pull-through rate	80% - 100% (94%)

Assets measured at fair value on a nonrecurring basis as of March 31, 2023 and December 31, 2022 are summarized below (in thousands).

Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(level 1)	(level 2)	(level 3)
Fair value measurements at March 31, 2023
Assets:
Individually evaluated loans:
Commercial and industrial	$3,132	—	—	3,132
Fair value measurements at December 31, 2022
Assets:
Impaired loans:
Commercial and industrial	$3,169	—	—	$3,169

The following table presents quantitative information about March 31, 2023 and December 31, 2022 Level 3 fair value measurements for assets measured at fair value on a non-recurring basis (dollars in thousands):

				Range
	Fair	Valuation		(Weighted-
March 31, 2023	Value	Technique(s)	Unobservable Input(s)	Average)
Individually evaluated loans:
Commercial and industrial	$3,032	Sales comparison approach	Appraisal discounts	10%
Commercial and industrial	100	Income approach	Fair value discount	9%
December 31, 2022
Impaired loans:
Commercial and industrial	$3,069	Sales comparison approach	Appraisal discounts	10%
Commercial and industrial	100	Income approach	Fair value discount	9%

Fair Value of Financial Instruments

The carrying value and estimated fair values of the Bank’s financial instruments at March 31, 2023 and December 31, 2022 were as follows (in thousands):

	March 31, 2023		December 31, 2022
	Carrying		Carrying		Fair value
	amount	Fair value	amount	Fair value	level of input
Financial assets:
Cash and due from banks, interest-bearing deposits in financial institutions	$173,141	$173,141	$130,838	$130,838	Level 1
Federal funds sold	2,416	2,416	4,467	4,467	Level 1
Securities available-for-sale	391,547	391,547	396,416	396,416	Level 2
Securities held-to-maturity	1,232	1,232	1,240	1,240	Level 2
Loans held for sale	31,501	32,521	44,708	46,585	Level 2
Restricted equity securities	15,518	N/A	16,632	N/A	N/A
Loans held for investment	2,407,328	2,331,256	2,312,798	2,265,617	Level 3
Accrued interest receivable	11,202	11,202	10,511	10,511	Level 2
Other assets	93,438	93,438	93,230	93,230	Level 2 / Level 3
Financial liabilities:
Deposits	2,750,087	2,451,428	2,679,819	2,432,740	Level 3
Subordinated notes and Federal Home Loan bank advances and other borrowings	85,199	85,335	44,666	43,831	Level 2
Other liabilities	6,486	6,486	4,605	4,605	Level 3

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

(c) Loans Held for Sale

Loans held for sale include residential mortgage loans, the guaranteed portion of SBA loans, and Tri-Net loans. The fair value of residential mortgage and SBA loans held for sale is measured using an exit price notion. The fair value of Tri-Net loans held for sale is measured using an exit price notion in as much as observable market data is available. Where there is no observable market data, the fair value of Tri-Net loans held for sale is estimated using discounted cash flow models. There were no Tri-Net loans held for sale as of March 31, 2023 or December 31, 2022.

(d) Loans

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our financial condition at March 31, 2023 and December 31, 2022 and our results of operations for the three months ended March 31, 2023 and 2022. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes included elsewhere in this Report and our 2022 10-K. Annualized results for interim periods may not be indicative of results for the full year or future periods.

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

Overview

The first quarter of 2023 resulted in $0.30 diluted net income per share of common stock, a decrease of 37.5% compared to the first quarter of 2022. Annualized return on average assets was 0.83% for the first quarter of 2023 compared to 1.37% for the same period in 2022.

At March 31, 2023, loans held for investment increased to $2.41 billion, as compared to $2.31 billion at December 31, 2022. Total deposits increased to $2.75 billion at March 31, 2023 from $2.68 billion at December 31, 2022.

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

Net interest income increased $2.1 million, or 9.8%, for the three months ended March 31, 2023, compared to the same period in 2022. Net interest margin increased to 3.24% for the three months ended March 31, 2023, compared with 2.97% for the same period of 2022. The increase was attributable to the rising rate environment over the last 12 months and to deploying excess liquidity into loans held for investment.

The three months ended March 31, 2023 yielded a $2.4 million provision expense compared to a $0.8 million recovery of provision being recorded for the comparable period of 2022. The current year provision largely related to the $2.0 million provision expense related to the Signature Bank subordinated debt held in available-for-sale debt securities.

Total noninterest income for the first quarter of 2023 decreased $2.8 million, or 31.0%, compared with the same period in 2022, and comprised 21% of total revenues. The decrease is primarily attributable to the lack of Tri-Net revenue in the current quarter as well as a $0.9 million death benefit from bank-owned life insurance policies recorded in 2022, with no corresponding amount in 2023.

Total noninterest expense for the three months ended March 31, 2023 increased $1.3 million, or 7.4%, compared to the same period in 2022. The increase was primarily driven by higher data processing and software expenses as well as higher regulatory fees with increases in the FDIC assessment rates. Our efficiency ratio for the three months ended March 31, 2023 was 64.60% compared to 58.67% for the same period in 2022.

Common equity tier 1 capital to risk weighted assets, summarized in Note 10 of the consolidated financial statements, is a useful measure in evaluating the quality and adequacy of capital. Our consolidated ratio of common equity tier 1 capital to risk weighted assets was 12.07% as of March 31, 2023, compared with 12.61% at December 31, 2022.

The following sections provide more details on subjects presented in this overview.

Critical Accounting Estimates

In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Our accounting and reporting estimates are in accordance with GAAP and conform to general practices within the banking industry. Estimates that are susceptible to significant changes include accounting for the allowance for credit losses and fair value measurements, both of which require significant judgments by management. Actual results could differ significantly from those estimates. Also, different assumptions in the application of these accounting estimates could result in material changes in our consolidated financial position or consolidated results of operations. Except as described below, there have been no significant changes to critical accounting estimates as discussed in the MD&A in our 2022 10-K.

Allowance for Credit Losses ("ACL")

Since the adoption of CECL on January 1, 2023, the ACL represents management’s estimate of credit losses for the remaining estimated life of financial instruments, with particular applicability on our balance sheet to loans and unfunded loan commitments. Estimating the amount of the ACL requires significant judgment and the use of estimates related to historical experience, current conditions, reasonable and supportable forecasts, and the value of collateral on collateral-dependent loans. The loan portfolio also represents the largest asset type on our consolidated balance sheet. Loan losses are charged against the allowance, while recoveries of amounts previously charged off are credited to the allowance. A provision for credit losses is charged to operations based on management’s periodic evaluation of the factors previously mentioned, as well as other pertinent factors.

There are many factors affecting the ACL; some are quantitative while others require qualitative judgment. Although management believes its process for determining the allowance adequately considers all the potential factors that could potentially result in credit losses, the process includes subjective elements and is susceptible to significant change. To the extent actual outcomes differ from management estimates, additional provision for credit losses could be required that could adversely affect our earnings or financial position in future periods.

Note 1 to the consolidated financial statements includes additional information on accounting policies related to the ACL.

Results of Operations

The following is a summary of our results of operations:

			2023 - 2022
	Three Months Ended		Percent
	March 31,		Increase
	2023	2022	(Decrease)
Interest income	$35,783	$22,784	57.1%
Interest expense	12,564	1,644	664.2%
Net interest income	23,219	21,140	9.8%
Provision for (recovery of) credit losses	2,442	(784)	100.0%
Net interest income after provision for loan losses	20,777	21,924	(5.2)%
Noninterest income	6,275	9,089	(31.0)%
Noninterest expense	19,054	17,736	7.4%
Net income before income taxes	7,998	13,277	(39.8)%
Income tax expense	1,552	2,604	(40.4)%
Net income	$6,446	$10,673	(39.6)%

Basic net income per share of common stock	$0.30	$0.48	(37.5)%
Diluted net income per share of common stock	$0.30	$0.48	(37.5)%

Annualized return on average assets and annualized return on average shareholders’ equity were 0.83% and 7.41%, respectively, for the first quarter of 2023, compared with 1.37% and 11.39%, respectively, for the same period in 2022.

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

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three month periods ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
	2023			2022
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$2,348,100	$31,801	5.49%	$2,001,740	$19,599	3.97%
Loans held for sale	29,578	158	2.17%	90,163	768	3.46%
Securities:
Taxable investment securities (2)	356,137	2,191	2.46%	426,144	1,909	1.79%
Investment securities exempt from federal income tax (3)	54,234	314	2.93%	57,195	326	2.89%
Total securities	410,371	2,505	2.52%	483,339	2,235	1.92%
Cash balances in other banks	124,984	1,264	4.10%	305,922	172	0.23%
Funds sold	3,490	55	6.39%	20,149	10	0.19%
Total interest-earning assets	2,916,523	35,783	4.99%	2,901,313	22,784	3.20%
Noninterest-earning assets	233,913			252,007
Total assets	$3,150,436			$3,153,320
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$757,480	2,946	1.58%	$949,313	436	0.19%
Savings and money market deposits	678,288	3,259	1.95%	660,721	331	0.20%
Time deposits	740,774	5,573	3.05%	366,769	484	0.54%
Total interest-bearing deposits	2,176,542	11,778	2.19%	1,976,803	1,251	0.26%
Borrowings and repurchase agreements	62,585	786	5.09%	29,547	393	5.40%
Total interest-bearing liabilities	2,239,127	12,564	2.28%	2,006,350	1,644	0.33%
Noninterest-bearing deposits	514,566			728,134
Total funding sources	2,753,693			2,734,484
Noninterest-bearing liabilities	43,749			38,797
Shareholders’ equity	352,994			380,039
Total liabilities and shareholders’ equity	$3,150,436			$3,153,320
Net interest spread (4)			2.71%			2.86%
Net interest income/margin (5)		$23,219	3.24%		$21,140	2.97%

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

	Three Months Ended March 31, 2023
	Compared to 2022 Increase (Decrease) Due to Changes In
	Volume	Rate	Net
Interest-Earning Assets
Loans	$3,798	$8,404	$12,202
Loans held for sale	(392)	(218)	(610)
Securities:
Taxable investment securities	(221)	503	282
Investment securities exempt from federal income tax	(16)	4	(12)
Total securities	(237)	507	270
Cash balances in other banks	(40)	1,132	1,092
Funds Sold	(1)	46	45
Total interest-earning assets	3,128	9,871	12,999

Interest-Bearing Liabilities
Interest-bearing transaction accounts	(71)	2,581	2,510
Savings and money market deposits	9	2,919	2,928
Time deposits	916	4,173	5,089
Borrowings and repurchase agreements	414	(21)	393
Total interest-bearing liabilities	1,268	9,652	10,920
Net Interest Income	$1,860	$219	$2,079

The net interest margin was 3.24% and 2.97% for the first quarters of 2023 and 2022, respectively. The increase in net interest margin for the three months ended March 31, 2023 compared to the same period in 2022 was primarily due to the rising rate environment over the past 12 months and to deploying excess liquidity into loans held for investment. Average loans held for investment for the quarter ended March 31, 2023 increased $346.4 million versus the same period in 2022, partially as a result of the Company's expansion into Asheville, Chattanooga, and Knoxville markets and continued focus on attracting new clients.

The increase in market interest rates over the past year, with the federal funds rate rising to 5% as of March 31, 2023 versus 0.25% as of March 31, 2022, contributed to a decline in average non-interest bearing deposits and interest bearing transaction accounts, as shown in the tables above, offset by an increase in time deposits.

Average non-interest bearing deposits represented 19.1% of total deposits for the quarter ended March 31, 2023 compared to 26.9% for the quarter ending March 31, 2022, offset by an increase in higher cost time deposits. Deposit costs increased across all interest-bearing account types.

Provision for Credit Losses

Prior to January 1, 2023, the provision for credit losses was based on the then-applicable incurred loss model and represented an estimate of probable incurred losses in the loan portfolio and unfunded commitments at the end of each reporting period. Since the adoption of CECL on January 1, 2023, the provision for credit losses represents management’s estimate of life of loan credit losses in the loan portfolio and unfunded loan commitments and debt securities. The allowance for unfunded commitments, which is included in other liabilities in the consolidated balance sheets, represents expected losses on unfunded loan commitments that are expected to result in outstanding loan balances. Management’s estimate of credit losses under CECL is determined using a model that relies on reasonable and supportable forecasts and historical loss information to determine the balance of the ACL and resulting provision for credit losses.

For the three months ended March 31, 2023, there was a provision expense of $2.4 million, which included a $2.0 million provision expense on Signature Bank subordinated debt in available-for-sale debt securities, compared to a $0.8 million recovery of provision expense for the comparable period in 2022.

Current period provision includes $0.1 million provision related to loans compared to a $0.8 million recovery of provision for the comparable period which largely related to the increasing portfolio and other qualitative factors. Net charge-offs for the first quarter of 2023 were $165 thousand compared to $57 thousand for the comparable period of 2022. Our ACL on loans at March 31, 2023 was 1.05% of total loans held for investment compared to 1.03% as of December 31, 2022.

A provision of $0.4 million related to unfunded commitments was recorded in the first quarter of 2023 related to the increase in unfunded balances, changes in their composition, and other qualitative factors. The related ACL as a percentage of unfunded commitments increased to 0.47% as of March 31, 2023 compared to 0.44% as of CECL adoption on January 1, 2023.

The $2.0 million provision on available-for-sale securities related to expected credit losses on Signature Bank subordinated debt following their first quarter 2023 bank failure. A corresponding ACL is recorded on the balance sheet in available-for-sale debt securities. Should such expected credit losses have been experienced under the incurred loss model prior to our adoption of CECL on January 1, 2023, they would have been recorded in other noninterest expense as other than temporary impairment with no corresponding allowance on the balance sheet.

See “Notes to Consolidated Financial Statements (Unaudited) — Note 3 — Loans and Allowance for Credit Losses on Loans” and Note 2 — "Securities" for additional information on our allowance for credit losses.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

			2023 - 2022
	Three Months Ended		Percent
	March 31,		Increase
	2023	2022	(Decrease)
Noninterest income:
Deposit service charges	$1,368	$1,142	19.8%
Interchange and debit card transaction fees	1,038	1,222	(15.1)%
Mortgage banking	1,293	1,966	(34.2)%
Tri-Net	—	2,171	(100.0)%
Wealth management	374	440	(15.0)%
SBA lending	1,091	222	391.4%
Net gain on sale of securities	5	—	—
Other noninterest income	1,106	1,926	(42.6)%
Total noninterest income	$6,275	$9,089	(31.0)%

Deposit service charges increased for the three months ended March 31, 2023 compared to the same period in 2022. These amounts originate from our commercial and consumer deposit accounts.

Interchange and debit card transaction fees fluctuate based upon transaction volumes, which were slightly lower for the three months ended March 31, 2023 compared to the same period in 2022.

Mortgage banking income consists of fees and gains from the origination of loans in our markets that are subsequently sold to third-party investors. Generally, mortgage banking income increases in lower interest rate environments and more robust housing markets and declines in rising interest rate environments and more challenging housing markets. Mortgage banking income will fluctuate from period to period as the rate environment changes. The decline above is indicative of the mortgage market responding to the higher rate environment.

Tri-Net represents a line of business which originates and sells commercial real estate loans to third-party investors with the exception of certain loans originated to borrowers within our target market, which are retained at the discretion of management. All of these loan sales transfer servicing rights to the buyer. Tri-Net activity remained halted during the first quarter of 2023 as the Company assessed market pricing, however, the business is expected to resume modest activity for the remainder of 2023 as pricing has shown signs of stabilizing.

Noninterest income for SBA lending, which represents gains on sales of guaranteed portions of SBA loans, increased for the three month period ended March 31, 2023 when compared to the same period in 2022 as the Company expanded this line of business with the addition of a specialized team in the fourth quarter of 2022.

Other noninterest income primarily consists of loan related fees, bank-owned life insurance, and other service-related fees. The largest driver of the decline relates to $0.9 million in death benefit income from bank-owned life insurance policies for the three months ended March 31, 2022, with no such activity in 2023.

Noninterest Expense

The following table presents the primary components of noninterest expense for the periods indicated.

			2023 - 2022
	Three Months Ended		Percent
	March 31,		Increase
	2023	2022	(Decrease)
Noninterest expense:
Salaries and employee benefits	$10,341	$10,269	0.7%
Data processing and software	3,211	2,647	21.3%
Occupancy	1,193	1,099	8.6%
Equipment	822	709	15.9%
Professional services	788	679	16.1%
Regulatory fees	413	280	47.5%
Amortization of intangibles	384	446	(13.9)%
Other operating	1,902	1,607	18.4%
Total noninterest expense	$19,054	$17,736	7.4%

Salaries and employee benefits expense remained relatively flat for the three months ended March 31, 2023 compared to the same period in 2022. At March 31, 2023, our associate base increased to 401 compared to 397 at March 31, 2022.

Regulatory fees expenses increased for the three months ended March 31, 2023 compared to the same period in 2022 as the FDIC increased assessment rates in the current year.

Our efficiency ratio was 64.60% and 58.67% for the three months ended March 31, 2023 and March 31, 2022, respectively, with the increase being driven by the aforementioned noninterest expense factors combined with a 2.4% decline in total revenue for the three months ended March 31, 2023 when compared to the same period of 2022. The efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income and measures the amount of expense that is incurred to generate a dollar of revenue.

Income Tax Provision

The Company’s effective tax rate for the three month period ended March 31, 2023 was relatively stable at 19.4% compared to 19.6% for the three month period ended March 31, 2022 as the Company continues to execute its tax strategy.

The effective tax rate for the three months ended March 31, 2023 compared favorably versus the statutory tax rate due to our investments in qualified municipal securities, tax benefits from our real estate investment trust, company owned life insurance, state tax credits, net of the effect of certain non-deductible expenses and the recognition of excess tax benefits related to stock compensation. The Company anticipates its effective tax rate for 2023 to be approximately 20.0%.

Financial Condition

Balance Sheet

Total assets increased $115.6 million, or 3.7%, from $3.12 billion on December 31, 2022 to $3.23 billion on March 31, 2023. Loans held for investment grew $94.5 million, or 16.6% annualized, in the first three months of 2023. Loans held for sale decreased $13.2 million, or 119.8% annualized, during the first three months of 2023.

Total liabilities increased $115.9 million, or 17.0% annualized, from $2.76 billion on December 31, 2022 to $2.88 billion on March 31, 2023. Deposits increased $70.3 million, or 10.6% annualized.

Loans

The composition of loans at March 31, 2023 and December 31, 2022 and the percentage of each classification to total loans are summarized as follows:

	March 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Commercial real estate - owner occupied	$276,515	11.5%	$246,109	10.7%
Commercial real estate - non-owner occupied	840,755	34.9%	803,611	34.7%
Consumer real estate	425,649	17.7%	402,615	17.4%
Construction and land development	209,556	8.7%	229,972	9.9%
Commercial and industrial	534,521	22.2%	496,347	21.5%
Consumer	55,125	2.3%	53,382	2.3%
Other	65,207	2.7%	80,762	3.5%
Total loans	$2,407,328	100.0%	$2,312,798	100.0%

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

At March 31, 2023, our loan portfolio composition remained relatively consistent with the composition at December 31, 2022. Our primary focus has been on commercial and industrial and commercial real estate lending, which constituted 69% of our loan portfolio as of March 31, 2023. Although we expect continued growth with respect to our loan portfolio, we do not expect any significant changes over the foreseeable future in the composition of our loan portfolio or in our emphasis on commercial lending. Our loan growth since inception has been reflective of the target market that we serve. The commercial real estate category includes owner-occupied and non-owner occupied properties. The repayment of owner-occupied properties is largely dependent on the operations of the tenant, while non-owner occupied properties is dependent upon the operation, refinance, or sale of the underlying real estate.

Non-Performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

	March 31, 2023	December 31, 2022
Non-accrual loans:
Commercial real estate - owner occupied	$5,004	$4,982
Commercial real estate - non-owner occupied	—	—
Consumer real estate	1,123	456
Construction and land development	—	8
Commercial and industrial	3,977	4,065
Consumer	17	54
Other	2	—
PCI (Under incurred loss methodology)	—	1,149
Total non-accrual loans	$10,123	$10,714

Non-performing loans	10,123	10,714
Other real estate owned	—	—
Non-performing assets	$10,123	$10,714

Non-performing loans to loans held for investment	0.42%	0.46%
Non-performing assets to total assets	0.31%	0.34%

Non-performing loans to total loans decreased to 0.42% at March 31, 2023 compared to 0.46% at December 31, 2022. The balance in non-accrual loans is principally related to two relationships that total $8.2 million. These loans are made up of one loan totaling $3.3 million which has a 90% SBA guaranty of $3.0 million and a specific reserve of $0.2 million as well as a relationship of $4.9 million with a specific reserve of $0.4 million.

Allocation of ACL

	March 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Commercial real estate - owner occupied	$2,319	9.2%	$1,967	8.2%
Commercial real estate - non-owner occupied	5,610	22.3%	5,967	25.1%
Consumer real estate	3,808	15.1%	3,153	13.2%
Construction and land development	3,691	14.7%	3,830	16.1%
Commercial and industrial	6,773	26.9%	7,654	32.2%
Consumer	1,567	6.2%	430	1.8%
Other	1,421	5.6%	805	3.4%
Total loans	$25,189	100.00%	$23,806	100.00%

Securities

The composition of securities at March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
U. S. government agency securities	$13,888	$12,662	$14,537	$12,902
State and municipal securities	76,954	69,676	77,562	68,312
Mortgage-backed securities	293,323	245,369	300,488	244,828
Asset-backed securities	3,184	3,092	3,332	3,270
Other debt securities	65,867	60,748	70,542	67,104
Total	$453,216	$391,547	$466,461	$396,416
Securities held-to-maturity:
State and municipal securities	$1,232	$1,232	$1,240	$1,240
Total	$454,448	$392,779	$467,701	$397,656

Our investment securities had a fair value of $392.8 million at March 31, 2023 compared to $397.7 million at December 31, 2023. The Company recorded a provision for credit loss on available-for-sale securities and a corresponding ACL of $2.0 million during the first quarter of 2023 related to ownership in subordinated debt securities in Signature Bank ("Signature") which, following the first quarter failure of Signature, were deemed to have significant credit losses and no probable recovery. The Company has performed an assessment of its corporate debt securities which is largely made up of other financial institution subordinated debt based on various factors including liquidity and soundness of the underlying financial institution and credit rating and no other such credit losses are expected to be present in the Company's portfolio as of March 31, 2023.

Deposits

The composition of deposits at March 31, 2023 and December 31, 2022 and the percentage of each classification to total deposits are summarized as follows:

	March 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Noninterest-bearing	$463,243	16.8%	$512,076	19.1%
Interest-bearing	882,678	32.1%	749,857	28.0%
Savings and money market accounts	635,226	23.1%	709,190	26.5%
Time	768,940	28.0%	708,696	26.4%
Total deposits	$2,750,087	100.0%	$2,679,819	100.0%

Deposits have increased $70.3 million or, 10.6% when annualized, to $2.75 billion as of March 31, 2023 compared to December 31, 2022. This increase is driven by our interest-bearing transaction accounts and time deposit accounts and partially offset by decreases in our non-interest bearing and savings and money market accounts. The average balance per customer account remains low at $47 thousand. We opened 583 new accounts during the first quarter of 2023 and we continue to focus on operating relationships and deposit growth opportunities.

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

At March 31, 2023, our EAR static simulation results indicated that our net interest income over the next year is estimated to be fairly neutral to modest rate increases while being adversely impacted by falling interest rates and benefiting from larger rate increases. This indicates that our assets generally reprice faster than our liabilities, which results in a favorable impact to net interest income when market interest rates increase and an unfavorable impact to net interest income when market interest rates decline. Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity, and key rate drivers. Because of the inherent use of these estimates and assumptions in the model, our actual results may, and most likely will, differ from our static EAR results. In addition, static EAR results do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates or client behavior. For example, as part of our asset/liability management strategy, management has the ability to increase asset duration and/or decrease liability duration in order to reduce asset sensitivity, or to decrease asset duration and/or increase liability duration in order to increase asset sensitivity.

The following table illustrates the results of our EAR analysis to determine the extent to which our net interest income over the next 12 months would change if prevailing interest rates increased or decreased immediately by the specified amounts.

Net interest income change
Increase 300bp	7.3%
Increase 200bp	4.1%
Increase 100bp	1.9
Decrease 100bp	(2.3)
Decrease 200bp	(4.5)
Decrease 300bp	(6.6)

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

Overall liquidity sources total $1.6 billion as of March 31, 2023. Our most liquid assets are comprised of cash and due from banks, interest-bearing deposits in financial institutions, available-for-sale marketable investment securities and federal funds sold. Interest-bearing deposits in financial institutions totaled $149.4 million at March 31, 2023, representing an increase of $43.9 million from December 31, 2022. The fair value of the available-for-sale investment portfolio was $391.5 million at March 31, 2023, a decrease of $4.87 million from December 31, 2022. We pledge portions of our investment securities portfolio to secure public fund deposits, derivative positions and Federal Home Loan Bank advances. At March 31, 2023, total investment securities pledged for these purposes comprised 56% of the estimated fair value of the investment portfolio, leaving $173.5 million of unpledged securities. Other sources of funds available to meet daily needs include $462.4 million of borrowing capacity from the FHLB of Cincinnati, $315.7 million of borrowing capacity from the Federal Reserve Bank of Atlanta’s discount window and federal funds lines with correspondent banks totaling $145.0 million at March 31, 2023. We also have the ability to issue an additional $188.2 million of brokered CDs based on internal limits.

The Company has a diversified deposit portfolio comprised 86% of customer deposits and 14% of brokered deposits. Among customer deposits, the largest concentration by industry is $45.0 million, or 1.9%, and the largest banking market accounts for $568.7 million or 23.9%. Correspondent Banking customers account for 10.1% of customer deposits. As of March 31, 2023 66.1% of deposits were insured or collateralized.

We have a large base of non-maturity customer deposits, defined as demand, savings, and money market deposit accounts. At March 31, 2023, such deposits totaled $2.0 billion and represented approximately 72% of our total deposits.

The principal source of cash for CapStar Financial Holdings, Inc. (the “Parent Company”) is dividends paid to it as the sole shareholder of the Bank. At March 31, 2023, the Bank was able to pay up to $94.1 million in dividends to the Parent Company without regulatory approval subject to the ongoing capital requirements of the Bank.

Accordingly, management currently believes that our funding sources are at sufficient levels to satisfy our short-term and long-term liquidity needs.

Capital Resources

At March 31, 2023, shareholders’ equity remained relatively stable at $353.9 million. The increases due to net income and other comprehensive income were offset by the impact of CECL adoption on January 1, 2023 as well as dividend payments and share repurchases during the first quarter of 2023. As of March 31, 2023, the Company and the Bank were well-capitalized under the regulatory framework for prompt corrective action.

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

Our off-balance sheet arrangements are summarized in Note 6 of the consolidated financial statements.

Non-GAAP Financial Measures

This Report includes the following financial measures that have been prepared other than in accordance with U.S. GAAP (“non-GAAP financial measures”): tangible book value per share; tangible book value per share of common stock less after-tax unrealized available for sale investment losses; tangible common equity to tangible assets and tangible common equity; to tangible assets less after-tax unrealized available for sale investment losses. The Company believes that these non-GAAP financial measures (i) provide useful information to management and investors that is supplementary to its financial condition, results of operations and cash flows computed in accordance with U.S. GAAP, (ii) enable a more complete understanding of factors and trends affecting the Company’s business, and (iii) allow investors to evaluate the Company’s performance in a manner similar to management, the financial services industry, bank stock analysts and bank regulators; however, the Company acknowledges that its non-GAAP financial measures have a number of limitations. As such, you should not view these disclosures as a substitute for results determined in accordance with U.S. GAAP, and they are not necessarily comparable to non-GAAP financial measures that other companies use.

The following table presents a reconciliation of the non-GAAP measures referenced above to the most directly comparable U.S. GAAP financial measures.

	For the three months ended
	3/31/2023	12/31/2022
Tangible book value per share of common stock
Book value per share of common stock (GAAP)	$16.57	$16.31
Effect of goodwill and other intangibles	(2.14)	(2.12)
Tangible book value per share of common stock	$14.43	$14.19

Tangible book value per share of common stock less after-tax unrealized available for sale investment losses
Tangible book value per share of common stock	$14.43	$14.19
Effect of after-tax unrealized losses	2.13	2.38
Tangible book value per share of common stock less after-tax unrealized available for sale investment losses	$16.56	$16.57

Tangible common equity to tangible assets
Equity to Assets (GAAP)	10.95%	11.36%
Effect of goodwill and other intangibles	(1.28)%	(1.33)%
Tangible common equity to tangible assets	9.67%	10.03%

Tangible common equity to tangible assets less after-tax unrealized available for sale investment losses
Tangible common equity to tangible assets	9.67%	10.03%
Effect of after-tax unrealized losses	1.27%	1.49%
Tangible common equity to tangible assets less after-tax unrealized available for sale investment losses	10.94%	11.52%

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our market risk as of March 31, 2023 from that presented in our 2022 10-K. Information about our interest rate sensitivity is included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Simulation Sensitivity Analysis” of this Report and incorporated herein by this reference.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company, with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this Report.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In the ordinary course of business, the Holding Company and the Bank are parties to various legal proceedings. Additionally, in the ordinary course of business, the Holding Company and the Bank are subject to regulatory examinations and investigations. Based on our current knowledge and advice of counsel, in the opinion of management there is no such pending or threatened legal matter which would result in a material adverse effect upon our consolidated financial condition or results of operations.

Items 1A. Risk Factors

There have been no material changes to the risk factors set forth in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table shows information relating to the repurchase of shares of common stock by the Company during the three months ended March 31, 2023.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan (1)	Maximum remaining dollar value of shares that may be purchased under the plan
January 1 - January 31	236,262	$17.50	230,727	$8.77 million
February 1 - February 28	672	17.00	672	$8.75 million
March 1 - March 31	234,457	15.02	234,435	$5.16 million
Total	471,391	$16.27	465,834	$5.16 million

(1)

On January 18 2023, the board of directors approved the Company’s share repurchase program which authorized the Company to repurchase up to $10 million of shares of common stock. The plan will terminate on the earlier of the date on which the maximum authorized dollar amount of shares of common stock has been repurchased or January 31, 2024.

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

101

Interactive data files for Capstar Financial Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Comprehensive Income (unaudited); (iv) the Consolidated Statements in Shareholders’ Equity (unaudited); (v) the Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from Capstar Financial Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (formatted in Inline XBRL and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTAR FINANCIAL HOLDINGS, INC.

By:	/s/ Michael J Fowler
Michael J. Fowler
Chief Financial Officer (Principal Financial Officer)

Date:	May 10, 2023

By:	/s/ Jeffrey L. Moody
Jeffrey L. Moody
Controller (Principal Accounting Officer)

Date:	May 10, 2023