Form 10-Q
period 2023-06-30
CapStar Financial Holdings, Inc.
filed 2023-08-07
CIK 1676479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of August 4, 2023
Common Stock, par value $1.00 per share	20,824,484

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Cash and due from banks	$29,112	$25,280
Interest-bearing deposits in financial institutions	139,714	105,558
Federal funds sold	1,883	4,467
Total cash and cash equivalents	170,709	135,305
Securities available-for-sale, at fair value net of allowance for credit losses of $2,000 and $0 at June 30, 2023 and December 31, 2022, respectively	373,262	396,416
Securities held-to-maturity, fair value of $0 and $1,240 at June 30, 2023 and December 31, 2022, respectively	—	1,240
Loans held for sale, includes $28,121 and $12,636 measured at fair value at June 30, 2023 and December 31, 2022, respectively	48,895	44,708
Loans held for investment	2,358,928	2,312,798
Less allowance for credit losses on loans	(25,524)	(23,806)
Loans, net	2,333,404	2,288,992
Premises and equipment, net	23,203	24,855
Restricted equity securities	16,130	16,632
Accrued interest receivable	11,117	10,511
Goodwill and other intangibles	45,317	46,069
Other real estate owned, net	11	—
Other assets	156,968	152,441
Total assets	$3,179,016	$3,117,169
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$414,828	$512,076
Interest-bearing	872,882	749,857
Savings and money market accounts	571,117	709,190
Time	851,932	708,696
Total deposits	2,710,759	2,679,819
Federal Home Loan Bank advances	50,000	15,000
Subordinated notes	29,733	29,666
Other liabilities	41,059	38,502
Total liabilities	2,831,551	2,762,987
Shareholders’ equity:
Common stock, voting, $1 par value; 25,000,000 shares authorized; 20,884,492 and 21,714,380 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	20,884	21,714
Additional paid-in capital	228,705	240,863
Retained earnings	148,036	141,657
Accumulated other comprehensive loss, net of tax	(50,160)	(50,052)
Total shareholders’ equity	347,465	354,182
Total liabilities and shareholders’ equity	$3,179,016	$3,117,169

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest income:
Loans, including fees	$34,815	$23,775	$66,774	$44,141
Securities:
Taxable	2,025	1,922	3,976	3,677
Tax-exempt	308	319	622	644
Federal funds sold	68	14	123	24
Restricted equity securities	248	173	488	329
Interest-bearing deposits in financial institutions	1,823	286	3,087	458
Total interest income	39,287	26,489	75,070	49,273
Interest expense:
Interest-bearing deposits	4,474	638	7,420	1,074
Savings and money market accounts	3,254	467	6,513	797
Time deposits	7,363	454	12,936	938
Federal Home Loan Bank advances	1,231	96	1,623	96
Subordinated notes	394	394	788	788
Total interest expense	16,716	2,049	29,280	3,693
Net interest income	22,571	24,440	45,790	45,580
Provision for credit losses:
Provision for credit losses on loans	519	843	570	59
Provision for credit losses on available-for-sale securities	—	—	2,000	—
Recovery of provision for credit losses on unfunded commitments	(497)	—	(106)	—
Total provision for credit losses	22	843	2,464	59
Net interest income after provision for credit losses	22,549	23,597	43,326	45,521
Noninterest income:
Deposit service charges	1,264	1,182	2,632	2,324
Interchange and debit card transaction fees	1,060	1,336	2,098	2,558
Mortgage banking	955	1,705	2,248	3,671
Tri-Net	27	(73)	27	2,098
Wealth management	426	459	800	899
SBA lending	977	273	2,068	494
Net gain on sale of securities	—	—	5	—
Other noninterest income	1,503	994	2,609	2,921
Total noninterest income	6,212	5,876	12,487	14,965
Noninterest expense:
Salaries and employee benefits	10,533	9,209	20,874	19,478
Data processing and software	3,294	2,847	6,505	5,494
Occupancy	1,097	1,076	2,290	2,174
Equipment	674	783	1,496	1,492
Professional services	899	506	1,687	1,185
Regulatory fees	419	265	832	545
Amortization of intangibles	368	430	752	876
Other noninterest expense	1,888	1,959	3,790	3,566
Total noninterest expense	19,172	17,075	38,226	34,810
Income before income taxes	9,589	12,398	17,587	25,676
Income tax expense	1,785	2,426	3,337	5,031
Net income	$7,804	$9,972	$14,250	$20,645
Per share information:
Basic net income per share of common stock	$0.37	$0.45	$0.67	$0.93
Diluted net income per share of common stock	$0.37	$0.45	$0.67	$0.93
Weighted average shares outstanding:
Basic	21,065,115	22,022,109	21,311,691	22,109,737
Diluted	21,107,457	22,074,260	21,349,972	22,163,954

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$7,804	$9,972	$14,250	$20,645
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Unrealized losses arising during the period	(8,530)	(18,890)	(149)	(45,970)
Reclassification adjustment for gains included in net income	—	—	(5)	—
Tax effect	2,221	4,898	46	11,914
Other comprehensive loss, net of tax	(6,309)	(13,992)	(108)	(34,056)
Comprehensive income (loss)	$1,495	$(4,020)	$14,142	$(13,411)

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share and per share data)

	Common Stock, voting		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	capital	earnings	loss	equity

Balance December 31, 2021	22,166,129	$22,166	$248,709	$110,489	$(1,270)	$380,094
Net restricted common stock activity	65,550	66	(153)	—	—	(87)
Stock-based compensation expense	—	—	388	—	—	388
Repurchase of common stock	(36,608)	(37)	(730)	—	—	(767)
Common stock dividends declared ($0.06 per share)	—	—	—	(1,320)	—	(1,320)
Net income	—	—	—	10,673	—	10,673
Other comprehensive loss	—	—	—	—	(20,064)	(20,064)
Balance March 31, 2022	22,195,071	22,195	248,214	119,842	(21,334)	368,917
Net restricted common stock activity	(3,719)	(4)	4	—	—	—
Stock-based compensation expense	—	—	325	—	—	325
Net exercise of common stock options	5,800	6	45	—	—	51
Repurchase of common stock	(262,598)	(263)	(5,091)	—	—	(5,354)
Common stock dividends declared ($0.10 per share)	—	—	—	(2,184)	—	(2,184)
Net income	—	—	—	9,972	—	9,972
Other comprehensive loss	—	—	—	—	(13,992)	(13,992)
Balance June 30, 2022	21,934,554	$21,934	$243,497	$127,630	$(35,326)	$357,735

Balance December 31, 2022	21,714,380	$21,714	$240,863	$141,657	$(50,052)	$354,182
Net restricted common stock activity	113,068	113	(211)	—	—	(98)
Stock-based compensation expense	—	—	399	—	—	399
Repurchase of common stock	(465,834)	(465)	(7,174)	—	—	(7,639)
Common stock dividends declared ($0.10 per share)	—	—	—	(2,136)	—	(2,136)
Net income	—	—	—	6,446	—	6,446
Other comprehensive income	—	—	—	—	6,201	6,201
Adoption of new accounting standard, net of tax	—	—	—	(3,444)	—	(3,444)
Balance at March 31, 2023	21,361,614	21,362	233,877	142,523	(43,851)	353,911
Net restricted common stock activity	(30,900)	(32)	31	—	—	(1)
Stock-based compensation expense	—	—	361	—	—	361
Net exercise of common stock options	7,600	8	59	—	—	67
Repurchase of common stock	(453,822)	(454)	(5,623)	—	—	(6,077)
Common stock dividends declared ($0.11 per share)	—	—	—	(2,291)	—	(2,291)
Net income	—	—	—	7,804	—	7,804
Other comprehensive loss	—	—	—	—	(6,309)	(6,309)
Balance at June 30, 2023	20,884,492	$20,884	$228,705	$148,036	$(50,160)	$347,465

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2023	2022
Cash flows from operating activities:
Net income	$14,250	$20,645
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	2,464	59
Amortization of discounts on acquired loans and deferred fees, net	298	318
Depreciation and amortization	1,543	1,610
Net amortization of premiums on investment securities	736	1,004
Net gain on sale of securities	(5)	—
Mortgage banking	(2,248)	(3,671)
Tri-Net	(27)	(2,098)
SBA lending	(2,068)	(494)
Net gain on disposal of premises and equipment	(5)	(14)
Net gain on sale of other real estate owned	—	(7)
Stock-based compensation	760	713
Deferred income tax expense	413	3,353
Origination of loans held for sale	(139,182)	(533,326)
Proceeds from loans held for sale	139,338	430,483
Cash payments arising from operating leases	(1,156)	(1,093)
Amortization of debt issuance expense	67	67
Net increase in accrued interest receivable and other assets	(2,574)	(6,502)
Net decrease in accrued interest payable and other liabilities	(1,264)	(5,993)
Net cash provided by (used in) operating activities	11,340	(94,946)
Cash flows from investing activities:
Activities in securities available-for-sale:
Purchases	—	(66,510)
Sales	2,506	—
Maturities, prepayments and calls	17,773	41,525
Activities in securities held-to-maturity:
Maturities, prepayments and calls	1,230	—
Net redemption (purchase) of restricted equity securities	502	(2,163)
Net increase in loans	(46,584)	(162,518)
Purchase of premises and equipment	(438)	(301)
Proceeds from the sale of premises and equipment	1,310	415
Proceeds from sale of other real estate	—	108
Proceeds from bank owned life insurance	—	1,545
Net cash used in investing activities	(23,701)	(187,899)
Cash flows from financing activities:
Net increase (decrease) in deposits	30,940	(53,794)
Proceeds from Federal Home Loan Bank advances	535,500	135,000
Payments on Federal Home Loan Bank advances	(500,500)	(90,000)
Repurchase of common stock	(13,716)	(6,121)
Exercise of common stock options, net of repurchase of restricted shares	(32)	(36)
Common stock dividends paid	(4,427)	(3,504)
Net cash provided by (used in) financing activities	47,765	(18,455)
Net increase (decrease) in cash and cash equivalents	35,404	(301,300)
Cash and cash equivalents at beginning of period	135,305	415,125
Cash and cash equivalents at end of period	$170,709	$113,825
Supplemental disclosures of cash paid:
Interest paid	$26,094	$3,708
Income taxes paid	6,270	9,648
Supplemental disclosures of noncash transactions:
Loans charged off to the allowance for credit losses on loans	$533	$410
Lease liabilities arising from obtaining right-of-use assets	576	570
Unrealized losses on securities available for sale, net of tax	(108)	(34,056)
Loans transferred from held for sale to held for investment	—	106,937

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the period ended June 30, 2023 include CapStar Financial Holdings, Inc. and its wholly owned subsidiary, CapStar Bank (the “Bank”, together referred to as the “Company”). Significant intercompany transactions and accounts are eliminated in consolidation.

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

Subsequent Events

Accounting Standards Codification (“ASC”) 855, Subsequent Events, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. The Company evaluated all significant events or transactions that occurred after June 30, 2023 through the date of filing this Quarterly Report on Form 10-Q and determined that there were no events that required disclosure.

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

ACL - Held-to-Maturity Securities

Management measures expected credit losses on held-to-maturity debt securities on a collective basis by major security type. Accrued interest receivable on held-to-maturity debt securities at June 30, 2023 totaled $0 and was excluded from the estimate of credit losses.

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

Accrued interest receivable on available-for-sale debt securities totaled $1.6 million at June 30, 2023 and is excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost, net of the ACL. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, and deferred loan fees and costs. Accrued interest receivable totaled $9.5 million at June 30, 2023 and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

Discounted Cash Flow Method

The Company uses the discounted cash flow method to estimate expected credit losses for all loan segments. The Company generates cash flow projections at the instrument level and adjusts payment expectations for estimated prepayment speed, curtailments, time to recovery, probability of default, and loss given default. The modeling of expected prepayment speeds and curtailment rates are based on historical internal data. The prepayment speeds additionally use peer data to backfill a complete time series and utilizes a forward-looking third-party prepayment model, which considers current conditions and reasonable and supportable forecasts of future economic conditions.

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

Individually Evaluated Assets

Loans that do not share risk characteristics are evaluated on an individual basis. When the Company has determined that foreclosure on a collateral dependent loan is probable, or when the borrower is experiencing financial difficulty and the Company expects repayment of the loan to be provided substantially through the operation or sale of the collateral, the ACL is measured based on the difference between the fair value of the collateral and the amortized cost basis of the loan as of the measurement date. When repayment is expected to be from the operation of the collateral, expected credit losses are calculated as the amount by which the amortized cost basis of the loan exceeds the present value of expected cash flows from the operation of the collateral. The Company may, in the alternative, measure the expected credit loss as the amount by which the amortized cost basis of the loan exceeds the estimated fair value of the collateral. When repayment is expected to be from the sale of the collateral, expected credit losses are calculated as the amount by which the amortized costs basis of the loan exceeds the fair value of the underlying collateral less estimated cost to sell. The ACL may be zero if the fair value of the collateral at the measurement date exceeds the amortized cost basis of the loan.

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

NOTE 2 – SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity at June 30, 2023 and December 31, 2022 are summarized as follows (in thousands):

	June 30, 2023				December 31, 2022
	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value
Securities available-for-sale:
U. S. government agency securities	$13,545	$—	$(1,689)	$11,856	$14,537	$—	$(1,635)	$12,902
State and municipal securities	76,818	148	(8,137)	68,829	77,562	129	(9,379)	68,312
Mortgage-backed securities	285,138	—	(53,709)	231,429	300,488	—	(55,660)	244,828
Asset-backed securities	3,186	—	(78)	3,108	3,332	—	(62)	3,270
Other debt securities	64,774	36	(6,770)	58,040	70,542	3	(3,441)	67,104
Total	$443,461	$184	$(70,383)	$373,262	$466,461	$132	$(70,177)	$396,416
Securities held-to-maturity:
State and municipal securities	$—	$—	$—	$—	$1,240	$—	$—	$1,240
Total	$—	$—	$—	$—	$1,240	$—	$—	$1,240

*Amortized cost of other debt securities is net of ACL totaling $2.0 million at June 30, 2023.

Results from sales, maturities, prepayments and calls of securities available for sale were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Proceeds	$9,434	$20,672	$20,279	$41,525
Gross gains	—	—	6	—
Gross losses	—	—	(1)	—

The amortized cost and fair value of securities at June 30, 2023, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized cost	Estimated fair value
Due in less than one year	$5,302	$5,300
Due one to five years	37,736	35,952
Due five to ten years	94,058	82,908
Due beyond ten years	18,041	14,565
Mortgage-backed securities	285,138	231,429
Asset-backed securities	3,186	3,108
Total	$443,461	$373,262

Securities with a market value of $200.5 million at June 30, 2023 were pledged to collateralize public deposits, derivative positions and Federal Home Loan Bank advances.

Securities in an unrealized loss position for which an ACL has not been recorded as of June 30, 2023 and December 31, 2022, and the length of time they were in continuous loss positions as of such dates are as follows (in thousands):

	Less than 12 months		12 months or more		Total
June 30, 2023	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
U. S. government agency securities	$—	$—	$11,856	$(1,689)	$11,856	$(1,689)
State and municipal securities	5,557	(60)	48,072	(8,077)	53,629	(8,137)
Mortgage-backed securities	8,882	(382)	222,547	(53,327)	231,429	(53,709)
Asset-backed securities	—	—	3,108	(78)	3,108	(78)
Other debt securities	14,753	(1,677)	42,250	(5,093)	57,003	(6,770)
Total temporarily impaired securities	$29,192	$(2,119)	$327,833	$(68,264)	$357,025	$(70,383)

December 31, 2022
U. S. government agency securities	$6,243	$(836)	$6,659	$(799)	$12,902	$(1,635)
State and municipal securities	12,952	(422)	41,779	(8,957)	54,731	(9,379)
Mortgage-backed securities	81,751	(7,647)	161,708	(48,013)	243,459	(55,660)
Asset-backed securities	3,270	(62)	—	—	3,270	(62)
Other debt securities	41,018	(2,028)	24,084	(1,413)	65,102	(3,441)
Total temporarily impaired securities	$145,234	$(10,995)	$234,230	$(59,182)	$379,464	$(70,177)

At adoption of ASC 326 on January 1, 2023, calculated credit losses and, thus, the related ACL on held-to-maturity debt securities were not material due to the high credit quality of the portfolio. As a result, no ACL was recorded on the held-to-maturity portfolio at January 1, 2023. There are no held-to-maturity debt securities as of June 30, 2023.

At December 31, 2022, the Company owned certain securities related to Signature Bank ("Signature") which, following the first quarter failure of Signature, were deemed to have significant credit losses and no probable recovery. As such, a $2.0 million provision for credit loss was recorded with a corresponding ACL in the three months ended March 31, 2023. The Company has performed an assessment of its portfolio in an unrealized loss position and has determined no other credit losses present as of June 30, 2023. See Note 1 for additional details on the adoption of ASC 326 as it relates to the securities portfolio.

At June 30, 2023, there were 300 debt securities available-for-sale that were in an unrealized loss position. The Company does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at June 30, 2023 were primarily attributable to the rising interest rate environment. The majority of the investment portfolio was either government guaranteed or an issuance of a government sponsored entity or highly rated by major credit rating agencies.

As of June 30, 2023, the Signature securities for which an ACL has been recorded are on non-accrual. No other securities are past due or on non-accrual.

The following table shows a rollforward of the ACL on available for sale securities for the six months ended June 30, 2023:

Other debt securities
Balance at December 31, 2022	$—
Adoption of CECL	—
Additions for securities for which no previous expected credit losses were recognized	2,000
Total	$2,000

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

A summary of the loans held for investment portfolio as of June 30, 2023 and December 31, 2022 follows (in thousands):

	June 30, 2023	December 31, 2022
Commercial real estate - owner occupied	$275,712	$246,109
Commercial real estate - non-owner occupied	802,574	803,611
Consumer real estate	429,517	402,615
Construction and land development	230,859	229,972
Commercial and industrial	518,136	496,347
Consumer	52,759	53,382
Other	49,371	80,762
Total	2,358,928	2,312,798
Allowance for credit losses on loans	(25,524)	(23,806)
Total loans, net	$2,333,404	$2,288,992

Non-accrual and Past Due Loans

The following table presents the recorded investment in loans by aging category and accrual status of June 30, 2023 and December 31, 2022 by class of loans (in thousands):

	Accruing
	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total	Loans Not	Non-Accrual
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Total
June 30, 2023
Commercial real estate - owner occupied	$—	$—	$5	$5	$270,794	$4,913	$275,712
Commercial real estate - non-owner occupied	—	—	—	—	802,123	451	802,574
Consumer real estate	499	66	92	657	426,883	1,977	429,517
Construction and land development	—	—	—	—	230,853	6	230,859
Commercial and industrial	457	5	696	1,158	513,127	3,851	518,136
Consumer	124	56	144	324	52,417	18	52,759
Other	—	—	—	—	49,370	1	49,371
Total	$1,080	$127	$937	$2,144	$2,345,567	$11,217	$2,358,928

	Accruing
	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total	Loans Not	Non-Accrual
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Total
December 31, 2022
Commercial real estate - owner occupied	$—	$—	$—	$—	$239,351	$4,982	$244,333
Commercial real estate - non-owner occupied	—	—	—	—	802,107	—	802,107
Consumer real estate	456	231	87	774	393,893	456	395,123
Construction and land development	—	—	—	—	229,896	8	229,904
Commercial and industrial	76	53	744	873	489,842	4,065	494,780
Consumer	178	39	14	231	52,731	54	53,016
Other	—	—	37	37	80,535	—	80,572
Purchased credit impaired	175	149	143	467	11,347	1,149	12,963
Total	$885	$472	$1,025	$2,382	$2,299,702	$10,714	$2,312,798

The following table presents the recorded investment in nonaccrual loans as of June 30, 2023 by class of loans (in thousands):

	Non-Accrual loans with no allowance	Non-Accrual loans with allowance	Total Non-Accrual Loans
Commercial real estate - owner occupied	$4,913	$—	$4,913
Commercial real estate - non-owner occupied	451	—	451
Consumer real estate	1,977	—	1,977
Construction and land development	6	—	6
Commercial and industrial	444	3,407	3,851
Consumer	18	—	18
Other	1	—	1
Total	$7,810	$3,407	$11,217

The Company recognized no interest income on nonaccrual loans during the three or six months ended June 30, 2023.

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

The following table provides the risk category of loans by applicable class of loans and vintage year as of June 30, 2023 (in thousands):

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolvers	Revolvers converted to term loans	Total
Commercial real estate - owner occupied
Pass	$18,429	$84,447	$88,266	$27,450	$19,337	$25,191	$7,524	$—	$270,644
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	2,562	—	154	2,352	—	—	5,068
Doubtful	—	—	—	—	—	—	—	—	—
Total	$18,429	$84,447	$90,828	$27,450	$19,491	$27,543	$7,524	$—	$275,712
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate - non-owner occupied
Pass	$29,710	$307,369	$213,493	$105,927	$41,304	$93,486	$10,648	$186	$802,123
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	236	—	—	—	—	215	—	451
Doubtful	—	—	—	—	—	—	—	—	—
Total	$29,710	$307,605	$213,493	$105,927	$41,304	$93,486	$10,863	$186	$802,574
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer real estate
Pass	$24,396	$94,240	$38,255	$16,964	$14,779	$45,206	$190,185	$2,205	$426,230
Special Mention	37	—	—	—	264	267	—	12	580
Substandard	89	915	28	40	195	1,232	166	2	2,667
Doubtful	—	—	—	—	—	—	40	—	40
Total	$24,522	$95,155	$38,283	$17,004	$15,238	$46,705	$190,391	$2,219	$429,517
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Construction and land development
Pass	$15,457	$114,910	$76,293	$12,064	$6,209	$3,375	$962	$—	$229,270
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	1,583	—	—	—	6	—	—	1,589
Doubtful	—	—	—	—	—	—	—	—	—
Total	$15,457	$116,493	$76,293	$12,064	$6,209	$3,381	$962	$—	$230,859
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Pass	$46,214	$148,489	$82,401	$47,292	$17,803	$11,239	$140,421	$2,982	$496,841
Special Mention	52	14	2,300	3,191	—	—	2,681	—	8,238
Substandard	8	—	88	5,101	—	—	7,434	245	12,876
Doubtful	—	—	—	129	22		30	—	181
Total	$46,274	$148,503	$84,789	$55,713	$17,825	$11,239	$150,566	$3,227	$518,136
Current period gross charge-offs	—	80	9	98	59	—	61	—	307

Consumer
Pass	$11,381	$14,420	$7,332	$2,379	$744	$541	$15,153	$734	$52,684
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	35	28	—	11	—	—	—	74
Doubtful	—	—	1	—	—	—	—	—	1
Total	$11,381	$14,455	$7,361	$2,379	$755	$541	$15,153	$734	$52,759
Current period gross charge-offs	—	18	25	20	12	93	—	—	168

Other
Pass	$10,636	$6,555	$21,686	$5,031	$851	$1,977	$2,060	$364	$49,160
Special Mention	—	155	—	—	—	—	—	—	155
Substandard	—	—	2	53	—	1	—	—	56
Doubtful	—	—	—	—	—	—	—	—	—
Total	$10,636	$6,710	$21,688	$5,084	$851	$1,978	$2,060	$364	$49,371
Current period gross charge-offs	—	—	—	—	—	58	—	—	58

Total Portfolio
Pass	$156,223	$770,430	$527,726	$217,107	$101,027	$181,015	$366,953	$6,471	$2,326,952
Special Mention	89	169	2,300	3,191	264	267	2,681	12	8,973
Substandard	97	2,769	2,708	5,194	360	3,591	7,815	247	22,781
Doubtful	—	—	1	129	22	—	70	—	222
Total	$156,409	$773,368	$532,735	$225,621	$101,673	$184,873	$377,519	$6,730	$2,358,928
Current period gross charge-offs	$-	$98	$34	$118	$71	$151	$61	$-	$533

The following table provides the risk category of loans by applicable class of loans as of December 31, 2022 (in thousands):

	Non-impaired Loans
December 31, 2022	Pass	Special Mention	Substandard	Doubtful	Total Impaired Loans	Total
Commercial real estate - owner occupied	$234,619	$4,731	$440	$—	$4,543	$244,333
Commercial real estate - non-owner occupied	802,107	—	—	—	—	802,107
Consumer real estate	393,734	555	467	—	367	395,123
Construction and land development	229,897	—	—	—	7	229,904
Commercial and industrial	477,081	516	12,751	127	4,305	494,780
Consumer	52,911	—	84	2	19	53,016
Other	80,504	—	68	—	—	80,572
Purchased credit impaired	11,595	68	1,259	41	—	12,963
Total	$2,282,448	$5,870	$15,069	$170	$9,241	$2,312,798
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

The following table represents the loans at June 30, 2023 that were both experiencing financial difficulty and modified during the six months ended June 30, 2023, by class and by type of modification. No modifications were made during the three months ended June 30, 2023. The percentage of loans that were modified to borrowers in financial distress as compared to the total loans of each class is also presented below.

	Payment Delay	Term Extension	Total Class of Loans
Commercial and industrial	$3,670	$320	0.77%
Total	$3,670	$320	0.17%

The Company has not committed to lend additional amounts to the borrowers included in the previous table.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Such loans that had been modified in the last 12 months are all current with no loans past due.

The following table presents the financial effect of the loan modifications represented above to borrowers experiencing financial difficulty for the six months ended June 30, 2023:

	Weighted-Average	Weighted-Average
	Payment	Term
	Delay	Extension
Commercial and industrial	7 mos.	6 mos.
Total	7 mos.	6 mos.

No loans modified during the three or six months ended June 30, 2023 are in payment default.

Upon the Company's determination that a modified loan has subsequently been deemed uncollectible, the loan is written off. Therefore, the recorded investment of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The following table presents collateral dependent loans, which are individually evaluated to determine expected credit losses, as of June 30, 2023 by class of loan and type of collateral.

	Real Estate	Total
Commercial real estate - owner occupied	$5,478	$5,478
Commercial and industrial	317	317
Total	$5,795	$5,795

Allowance for Credit Loss

The following table details the changes in the ACL for the three and six month periods ended June 30, 2023 and 2022 (in thousands):

	CECL					Incurred Loss
For the three months ended June 30,	2023					2022
	Beginning Balance	Charge-Offs	Recoveries	Provision	Ending Balance	Beginning Balance	Charge-Offs	Recoveries	Provision	Ending Balance
Commercial real estate - owner occupied	$2,319	$—	$—	$43	$2,362	$1,844	$(12)	$226	$(206)	$1,852
Commercial real estate - non-owner occupied	5,610	—	—	1,297	6,907	5,143	—	—	154	5,297
Consumer real estate	3,808	—	44	(41)	3,811	2,214	—	1	340	2,555
Construction and land development	3,691	—	—	258	3,949	3,308	—	—	(37)	3,271
Commercial and industrial	6,773	(159)	3	(619)	5,998	7,206	(161)	23	396	7,464
Consumer	1,567	(67)	25	(24)	1,501	381	(66)	24	159	498
Other	1,421	(32)	2	(395)	996	761	(52)	1	37	747
Total allowance for credit losses - loans	$25,189	$(258)	$74	$519	$25,524	$20,857	$(291)	$275	$843	$21,684

Allowance for credit losses - unfunded commitments	4,060	—	—	(497)	$3,563	$319	—	—	—	$319

	CECL							Incurred Loss
For the six months ended June 30,	2023							2022
	Beginning Balance	Adoption of CECL	Jan. 1, 2023	Charge-Offs	Recoveries	Provision	Ending Balance	Beginning Balance	Charge-Offs	Recoveries	Provision	Ending Balance
Commercial real estate - owner occupied	$1,967	$209	$2,176	$—	$—	$186	$2,362	$1,685	$(12)	$226	$(47)	$1,852
Commercial real estate - non-owner occupied	5,967	(632)	5,335	—	—	1,572	6,907	5,439	—	—	(142)	5,297
Consumer real estate	3,153	650	3,803	—	44	(36)	3,811	2,412	—	1	142	2,555
Construction and land development	3,830	(266)	3,564	—	—	385	3,949	3,769	—	—	(498)	3,271
Commercial and industrial	7,654	(995)	6,659	(307)	5	(359)	5,998	7,441	(161)	23	161	7,464
Consumer	430	1,127	1,557	(168)	128	(16)	1,501	397	(147)	81	167	498
Other	805	1,404	2,209	(58)	7	(1,162)	996	555	(90)	6	276	747
Total	$23,806	$1,497	$25,303	$(533)	$184	$570	$25,524	$21,698	$(410)	$337	$59	$21,684

Allowance for credit losses - unfunded commitments	$319	3,350	3,669	—	—	(106)	$3,563	$319	—	—	—	$319

As of June 30, 2023, the Company used a one-year reasonable and supportable forecast period. The changes in loss rates used as the basis for the estimate of credit losses during this period were modeled using both the Company's own historical data and historical data from peer banks and macroeconomic forecast data obtained from a third party vendor, which were then applied to the Company’s recent default experience as a starting point. At June 30, 2023, the forecast indicated that the markets in which the Company operates will experience a decline in economic conditions and an increase in the unemployment rate over the next year, primarily as a result of the interest rate environment. The increase in the ACL compared to January 1, 2023 was primarily attributable to an increase in the loan portfolio, changes in various loan attributes at the instrument level, and qualitative factors. For periods beyond the reasonable and supportable forecast period of one year, the Company reverted to historical credit loss information on a straight line basis over two years.

The Company maintains an allowance for unfunded commitments exposures. The allowance for unfunded commitments credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The ACL for unfunded loan commitments of $3.6 million and $0.3 million at June 30, 2023 and December 31, 2022, respectively, is separately classified on the balance sheet within Other Liabilities.

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

	Three Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate - owner occupied	$—	$—	$—	$—
Commercial real estate - non-owner occupied	—	—	—	—
Consumer real estate	203	—	207	—
Construction and land development	9	—	9	—
Commercial and industrial	80	—	81	—
Consumer	10	—	10	—
Other	—	—	—	—
Subtotal	302	—	307	—
With an allowance recorded:
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—
Consumer real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—
Other	—	—	—	—
Subtotal	—	—	—	—
Total	$302	$—	$307	$—

The following table presents changes in the carrying value of PCI loans (in thousands) for the periods indicated:

	Three Months Ended	Six Months Ended
	June 30, 2022
Balance at beginning of period	$17,658	$19,261
Change due to payments received and accretion	(1,960)	(3,371)
Reclassification of discount to allowance for loan losses	111	(81)
Balance at end of period	$15,809	$15,809

The following table presents changes in the accretable yield for PCI loans (in thousands) for the periods indicated:

	Three Months Ended	Six Months Ended
	June 30, 2022
Balance at beginning of period	$5,326	$5,763
Accretion	(432)	(869)
Reclassification from nonaccretable difference	304	304
Other, net	(206)	(206)
Balance at end of period	$4,992	$4,992

PCI loans had no impact on the ALL for the three or six months ended June 30, 2022.

Loans Held for Sale

A summary of the loans held for sale as of June 30, 2023 and December 31, 2022 follows (in thousands):

	June 30, 2023	December 31, 2022
Residential mortgage	$28,121	$12,636
Guaranteed portion of SBA loans	20,774	32,072
Total	$48,895	$44,708

NOTE 4 – SHORT TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

The Company had outstanding advances of $50.0 million and $15.0 million as of June 30, 2023 and December 31, 2022, respectively.

	June 30, 2023		December 31, 2022
Year	Amount	Interest Rates	Amount	Interest Rates
2023	$50,000	5.17%	$15,000	4.33%

Advances from the FHLB are collateralized by investment securities with a market value of $18.8 million and certain commercial and residential real estate mortgage loans totaling $755.5 million under a blanket mortgage collateral agreement. At June 30, 2023, the amount of available credit from the FHLB totaled $490.6 million.

Subordinated Notes

The Company issued $30.0 million of fixed-to-floating rate subordinated notes during the third quarter of 2020, which were recorded net of issuance costs of $0.6 million, that mature June 30, 2030. Beginning on or after June 30, 2025, the Company may redeem the notes, in whole or in part, at their principal amount plus any accrued and unpaid interest. The notes have a fixed interest rate of 5.25% per annum for the first five years. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate (which is expected to be Three-Month Term SOFR) plus 513 basis points. The carrying value of subordinated notes was $29.7 million as of June 30, 2023 and December 31, 2022.

NOTE 5– ACCUMULATED OTHER COMPREHENSIVE LOSS

The following were changes in accumulated other comprehensive loss by component, net of tax, for the periods ended June 30, 2023 and 2022 (in thousands):

Unrealized Gains
and Losses
on Available
for Sale
Securities
Six Months Ended June 30, 2023
Beginning balance	$(50,052)
Other comprehensive income before reclassification, net of tax	(104)
Amounts reclassified from accumulated other comprehensive income, net of tax	(4)
Net current period other comprehensive income	(108)
Ending Balance	$(50,160)

Six Months Ended June 30, 2022
Beginning balance	$(1,270)
Other comprehensive loss before reclassification, net of tax	(34,056)
Amounts reclassified from accumulated other comprehensive loss, net of tax	—
Net current period other comprehensive loss	(34,056)
Ending Balance	$(35,326)

The following amounts were reclassified out of each component of accumulated other comprehensive income (loss) for the six months ended June 30, 2023 and 2022 (in thousands). No reclassifications occurred in the three months ended June 30, 2023 or 2022.

			Affected Line Item
Details about Accumulated Other	Six Months Ended June 30,		in the Statement Where
Comprehensive Income (Loss) Components	2023	2022	Net Income is Presented
Realized gains on available- for-sale securities	$5	$—	Net gain on sale of securities
	(1)	—	Income tax expense
	$4	$—	Net of tax

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

The following table sets forth outstanding financial instruments whose contract amounts represent credit risk as of June 30, 2023 and December 31, 2022 (in thousands):

	Contract or notional amount
	June 30, 2023	December 31, 2022
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$1,079,377	$1,112,950
Standby letters of credit	8,939	7,288
Total	$1,088,316	$1,120,238

The Company is party to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims as of June 30, 2023, will not have a material impact on the financial statements of the Company.

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

Interest Rate Swaps

The Company enters into swaps to facilitate customer transactions and meet their financing needs. Upon entering into these transactions the Company enters into offsetting positions with large U.S. financial institutions in order to minimize market risk to the Company. A summary of the Company’s customer related interest rate swaps was as follows (in thousands):

	June 30, 2023		December 31, 2022
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$38,688	$2,276	$35,641	$(2,343)
Pay variable/receive fixed swaps	38,688	(2,276)	35,641	2,343
Total	$77,376	$—	$71,282	$—

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

The net (losses) gains relating to mortgage banking derivative instruments included in mortgage banking income were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Mortgage loan interest rate lock commitments	$(256)	$401	$320	$(70)
Mortgage-backed securities forward sales commitments	316	(409)	20	6
Total	$60	$(8)	$340	$(64)

The amount and fair value of mortgage banking derivatives included in the consolidated balance sheets were as follows (in thousands):

	June 30, 2023		December 31, 2022
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Included in other assets:
Mortgage loan interest rate lock commitments	$25,936	$326	$19,413	$6
Mortgage-backed securities forward sales commitments	18,500	47	12,500	27

NOTE 8 – REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by the Federal Reserve and the Bank is also subject to the regulatory capital requirements of the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that could, in that event, have a material adverse effect on the institutions’ financial statements. The relevant regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting principles. The capital classifications of the Company and the Bank are also subject to qualitative judgments by their regulators about components, risk weightings, and other factors. Those qualitative judgments could also affect the capital status of the Company and the Bank and the amount of dividends the Company and the Bank may distribute. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of June 30, 2023, the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

The Company’s and the Bank’s capital amounts and ratios as of June 30, 2023 and December 31, 2022 are presented in the following table (dollars in thousands).

	Actual		Minimum capital requirement (1)		Minimum to be well-capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At June 30, 2023:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$409,876	14.37%	$228,145	8.0%	N/A	N/A
CapStar Bank	394,468	13.80	228,599	8.0	$285,749	10%
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	353,569	12.40	171,109	6.0	N/A	N/A
CapStar Bank	367,894	12.87	171,449	6.0	228,599	8.00
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	353,569	12.40	128,332	4.5	N/A	N/A
CapStar Bank	351,394	12.30	128,587	4.5	185,737	6.50
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	353,569	11.05	127,964	4.0	N/A	N/A
CapStar Bank	367,894	11.51	127,901	4.0	159,877	5.00

At December 31, 2022:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$410,704	14.51%	$226,491	8.0%	N/A	N/A
CapStar Bank	402,453	14.22	226,407	8.0	$283,009	10%
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	356,913	12.61	169,868	6.0	N/A	N/A
CapStar Bank	378,328	13.37	169,805	6.0	226,407	8.00
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	356,913	12.61	127,401	4.5	N/A	N/A
CapStar Bank	361,828	12.79	127,354	4.5	183,956	6.50
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	356,913	11.40	125,202	4.0	N/A	N/A
CapStar Bank	378,328	12.10	125,089	4.0	156,361	5.00

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

NOTE 9 – EARNINGS PER SHARE

The following is a summary of the basic and diluted earnings per share calculation for the three and six month periods ended June 30, 2023 and 2022 (in thousands except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Basic net income per share calculation:
Numerator – Net income	$7,804	$9,972	$14,250	$20,645
Denominator – Average common shares outstanding	21,065,115	22,022,109	21,311,691	22,109,737
Basic net income per share	$0.37	$0.45	$0.67	$0.93
Diluted net income per share calculation:
Numerator – Net income	$7,804	$9,972	$14,250	$20,645
Denominator – Average common shares outstanding	21,065,115	22,022,109	21,311,691	22,109,737
Dilutive shares contingently issuable	42,342	52,151	38,281	54,217
Average diluted common shares outstanding	21,107,457	22,074,260	21,349,972	22,163,954
Diluted net income per share	$0.37	$0.45	$0.67	$0.93

NOTE 10 – FAIR VALUE

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

Individually Evaluated Loans: The fair value of individually evaluated loans, formerly "impaired" under incurred loss methodology, with specific allocations of the ACL is generally based on recent appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available for similar loans and collateral underlying such loans. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Individually evaluated loans are evaluated on at least a quarterly basis for additional impairment and adjusted in accordance with the loan policy.

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Appraisals may be adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and/or management’s expertise and knowledge of the collateral. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The Company had no other real estate owned carried at fair value at June 30, 2023 or December 31, 2022.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair value measurements at June 30, 2023
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U. S. government agency securities	$11,856	$—	$11,856	$—
State and municipal securities	68,829	—	68,829	—
Mortgage-backed securities	231,429	—	231,429	—
Asset-backed securities	3,108	—	3,108	—
Other debt securities	58,040	—	58,040	—
Loans held for sale	28,121	—	28,121	—
Derivative assets:
Interest rate swaps - customer related	2,276	—	2,276	—
Mortgage loan interest rate lock commitments	326	—	—	326
Mortgage-backed securities forward sales commitments	47	—	47	—
Liabilities:
Derivative liabilities:
Interest rate swaps - customer related	(2,276)	—	(2,276)	—

	Fair value measurements at December 31, 2022
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U. S. government agency securities	$12,902	$—	$12,902	$—
State and municipal securities	68,312	—	68,312	—
Mortgage-backed securities	244,828	—	244,828	—
Asset-backed securities	3,270	—	3,270	—
Other debt securities	67,104	—	67,104	—
Loans held for sale	12,636	—	12,636	—
Derivative assets:
Interest rate swaps - customer related	2,343	—	2,343	—
Mortgage loan interest rate lock commitments	6	—	—	6
Mortgage-backed securities forward sales commitments	27	—	27	—
Liabilities:
Derivative liabilities:
Interest rate swaps - customer related	(2,343)	—	(2,343)	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30, 2023 and 2022 (in thousands):

	Mortgage Loan Interest Rate
	Lock Commitments
	2023	2022

Balance of recurring Level 3 assets at January 1st	$6	$696
Total gains or losses for the period:
Included in mortgage banking income	320	(70)
Balance of recurring Level 3 assets at June 30th	$326	$626

The following table presents quantitative information about recurring Level 3 fair value measurements (dollars in thousands):

				Range
	Fair	Valuation		(Weighted-
June 30, 2023	Value	Technique(s)	Unobservable Input(s)	Average)
Assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	$326	Consensus pricing	Origination pull-through rate	80% - 100% (93%)

				Range

	Fair	Valuation		(Weighted-
December 31, 2022	Value	Technique(s)	Unobservable Input(s)	Average)
Assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	$6	Consensus pricing	Origination pull-through rate	80% - 100% (94%)

Assets measured at fair value on a nonrecurring basis as of June 30, 2023 and December 31, 2022 are summarized below (in thousands).

Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(level 1)	(level 2)	(level 3)
Fair value measurements at June 30, 2023
Assets:
Individually evaluated loans:
Commercial and industrial	$3,255	—	—	$3,255
Fair value measurements at December 31, 2022
Assets:
Impaired loans:
Commercial and industrial	$3,169	—	—	$3,169

The following table presents quantitative information about June 30, 2023 and December 31, 2022 Level 3 fair value measurements for assets measured at fair value on a non-recurring basis (dollars in thousands):

				Range
	Fair	Valuation		(Weighted-
June 30, 2023	Value	Technique(s)	Unobservable Input(s)	Average)
Individually evaluated loans:
Commercial and industrial	$109	Sales comparison approach	Appraisal discounts	10%
Commercial and industrial	320	Income approach	Fair value discount	9%
December 31, 2022
Impaired loans:
Commercial and industrial	$3,069	Sales comparison approach	Appraisal discounts	10%
Commercial and industrial	100	Income approach	Fair value discount	9%

Fair Value of Financial Instruments

The carrying value and estimated fair values of the Bank’s financial instruments at June 30, 2023 and December 31, 2022 were as follows (in thousands):

	June 30, 2023		December 31, 2022
	Carrying		Carrying		Fair value
	amount	Fair value	amount	Fair value	level of input
Financial assets:
Cash and due from banks, interest-bearing deposits in financial institutions	$168,826	$168,826	$130,838	$130,838	Level 1
Federal funds sold	1,883	1,883	4,467	4,467	Level 1
Securities available-for-sale	373,262	373,262	396,416	396,416	Level 2
Securities held-to-maturity	—	—	1,240	1,240	Level 2
Loans held for sale	48,895	50,543	44,708	46,585	Level 2
Restricted equity securities	16,130	N/A	16,632	N/A	N/A
Loans held for investment	2,358,928	2,289,811	2,312,798	2,265,617	Level 3
Accrued interest receivable	11,117	11,117	10,511	10,511	Level 2
Other assets	94,260	94,260	93,230	93,230	Level 2 / Level 3
Financial liabilities:
Deposits	2,710,759	2,701,868	2,679,819	2,659,822	Level 2
Subordinated notes and Federal Home Loan bank advances and other borrowings	79,733	79,829	44,666	43,831	Level 2
Other liabilities	7,724	7,724	4,605	4,605	Level 3

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

(c) Loans Held for Sale

Loans held for sale include residential mortgage loans, the guaranteed portion of SBA loans, and Tri-Net loans. The fair value of residential mortgage and SBA loans held for sale is measured using an exit price notion. The fair value of Tri-Net loans held for sale is measured using an exit price notion in as much as observable market data is available. Where there is no observable market data, the fair value of Tri-Net loans held for sale is estimated using discounted cash flow models. There were no Tri-Net loans held for sale as of June 30, 2023 or December 31, 2022.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our financial condition at June 30, 2023 and December 31, 2022 and our results of operations for the three and six months ended June 30, 2023 and 2022. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes in Part I - Item 1 of this Report, "Cautionary Note Regarding Forward-Looking Statements" and the risk factors discussed in our 2022 10-K and referenced in Part II, Item 1.A. of this Report and the other reports we have filed with the SEC after we filed our 2022 10-K. Annualized results for interim periods may not be indicative of results for the full year or future periods.

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

Overview

The second quarter of 2023 resulted in $0.37 diluted net income per share of common stock, a decrease of 17.8% compared to the second quarter of 2022. Annualized return on average assets was 0.98% for the second quarter of 2023 compared to 1.28% for the same period in 2022.

For the six months ended June 30, 2023, diluted net income per share of common stock was $0.67, a decrease of 28.0% compared to the same period in 2022. Annualized return on average assets was 0.91% for the six months ended June 30, 2023 compared to 1.33% for the same period in 2022.

At June 30, 2023, loans held for investment increased to $2.36 billion, as compared to $2.31 billion at December 31, 2022. Total deposits increased to $2.71 billion at June 30, 2023 from $2.68 billion at December 31, 2022.

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

Net interest income decreased $1.9 million, or 7.6%, for the three months ended June 30, 2023, compared to the same period in 2022 and increased $0.2 million or 0.5% for the six months ended June 30, 2023 compared to the same period in 2022. Net interest margin decreased to 3.06% for the three months ended June 30, 2023, compared with 3.41% for the same period of 2022 and slightly decreased to 3.15% for the six months ended June 30, 2023 from 3.19% for the same period in 2022. The decrease in net interest margin was attributable to the rising rate environment over the last 12 months as deposits repriced more quickly than loans.

The three months ended June 30, 2023 yielded a $22 thousand provision for credit loss expense compared to $0.8 million for the comparable period of 2022 and an expense of $2.5 million for the six months ended June 30, 2023 compared to $59 thousand for the same period of 2022. The provision for the six months ended June 30, 2023 largely reflects the $2.0 million provision expense related to the Signature Bank ("Signature") subordinated debt in available-for-sale debt securities in the first quarter of 2023.

Total noninterest income for the second quarter of 2023 increased $0.3 million, or 5.7%, compared with the same period in 2022, and comprised 22% of total revenues. Noninterest income for the six months ended June 30, 2023 decreased $2.5 million or 16.6% when compared to the same period in 2022 and comprised 21% of revenues. The decrease for the six months ended June 30, 2023 versus the same period in 2022 is primarily attributable to the lack of Tri-Net revenue and a decline in mortgage banking income, as well as a $0.9 million death benefit from bank-owned life insurance policies recorded in 2022, with no corresponding amount in 2023, partially offset by an increase in SBA lending revenue.

Total noninterest expense for the three months ended June 30, 2023 increased $2.1 million, or 12.3%, compared to the same period in 2022 and increased $3.4 million or 9.8% for the six months ended June 30, 2023 compared to the same period in 2022. The increase was primarily driven by higher salary and benefits expense, data processing and software expenses as well as higher regulatory fees with increases in the FDIC assessment rates. Our efficiency ratio for the three months ended June 30, 2023 was 66.61% compared to 56.32% for the same period in 2022 and 65.59% for the six months ended June 30, 2023 compared to 57.49% for the same period in 2022.

Common equity tier 1 capital to risk weighted assets, summarized in Note 8 of the consolidated financial statements, is a useful measure in evaluating the quality and adequacy of capital. Our consolidated ratio of common equity tier 1 capital to risk weighted assets was 12.40% as of June 30, 2023, compared with 12.61% at December 31, 2022.

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

Note 1 to the consolidated financial statements includes additional information on accounting policies related to the ACL.

Results of Operations

The following is a summary of our results of operations:

			2023 - 2022			2023 - 2022
	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Increase	June 30,		Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
Interest income	$39,287	$26,489	48.3%	$75,070	$49,273	52.4%
Interest expense	16,716	2,049	715.8%	29,280	3,693	692.9%
Net interest income	22,571	24,440	(7.6)%	45,790	45,580	0.5%
Provision for credit losses	22	843	100.0%	2,464	59	4076.3%
Net interest income after provision for loan losses	22,549	23,597	(4.4)%	43,326	45,521	(4.8)%
Noninterest income	6,212	5,876	5.7%	12,487	14,965	(16.6)%
Noninterest expense	19,172	17,075	12.3%	38,226	34,810	9.8%
Net income before income taxes	9,589	12,398	(22.7)%	17,587	25,676	(31.5)%
Income tax expense	1,785	2,426	(26.4)%	3,337	5,031	(33.7)%
Net income	$7,804	$9,972	(21.7)%	$14,250	$20,645	(31.0)%

Basic net income per share of common stock	$0.37	$0.45	(17.8)%	$0.67	$0.93	(28.0)%
Diluted net income per share of common stock	$0.37	$0.45	(17.8)%	$0.67	$0.93	(28.0)%

Annualized return on average assets and annualized return on average shareholders’ equity were 0.98% and 8.95%, respectively, for the second quarter of 2023, compared with 1.28% and 11.08%, respectively, for the same period in 2022.

Annualized return on average assets and annualized return on average shareholders’ equity were 0.91% and 8.18%, respectively, for the six months ended June 30, 2023, compared with 1.33% and 11.24%, respectively, for the same period in 2022.

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

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and six month periods ended June 30, 2023 and 2022:

	For the Three Months Ended June 30,
	2023			2022
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$2,391,229	$34,494	5.79%	$2,147,750	$22,755	4.25%
Loans held for sale	37,031	321	3.48%	114,223	1,020	3.58%
Securities:
Taxable investment securities (2)	349,701	2,273	2.60%	417,526	2,095	2.01%
Investment securities exempt from federal income tax (3)	53,042	308	2.94%	55,641	319	2.92%
Total securities	402,743	2,581	2.64%	473,167	2,414	2.11%
Cash balances in other banks	130,711	1,823	5.59%	144,533	286	0.80%
Funds sold	3,593	68	7.59%	7,950	14	0.70%
Total interest-earning assets	2,965,307	39,287	5.33%	2,887,623	26,489	3.69%
Noninterest-earning assets	231,286			241,241
Total assets	$3,196,593			$3,128,864
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$853,818	4,474	2.10%	$915,837	638	0.28%
Savings and money market deposits	597,860	3,254	2.18%	670,144	467	0.28%
Time deposits	792,821	7,363	3.73%	350,929	454	0.52%
Total interest-bearing deposits	2,244,499	15,091	2.70%	1,936,910	1,559	0.32%
Borrowings and repurchase agreements	126,397	1,625	5.16%	70,516	490	2.79%
Total interest-bearing liabilities	2,370,896	16,716	2.83%	2,007,426	2,049	0.41%
Noninterest-bearing deposits	433,838			727,705
Total funding sources	2,804,734			2,735,131
Noninterest-bearing liabilities	42,090			32,583
Shareholders’ equity	349,769			361,150
Total liabilities and shareholders’ equity	$3,196,593			$3,128,864
Net interest spread (4)			2.50%			3.28%
Net interest income/margin (5)		$22,571	3.06%		$24,440	3.41%

Footnotes appear below second table.

	For the Six Months Ended June 30,
	2023			2022
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$2,369,784	$66,295	5.64%	$2,075,148	$42,353	4.12%
Loans held for sale	33,325	479	2.90%	102,259	1,788	3.53%
Securities:
Taxable investment securities (2)	352,898	4,464	2.53%	421,810	4,006	1.90%
Investment securities exempt from federal income tax (3)	53,638	622	2.93%	56,415	644	2.89%
Total securities	406,536	5,086	2.58%	478,225	4,650	2.02%
Cash balances in other banks	127,863	3,087	4.87%	224,782	458	0.41%
Funds sold	3,542	123	7.00%	14,016	24	0.34%
Total interest-earning assets	2,941,050	75,070	5.16%	2,894,430	49,273	3.44%
Noninterest-earning assets	232,592			246,595
Total assets	$3,173,642			$3,141,025
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$805,915	7,420	1.86%	$932,483	1,074	0.23%
Savings and money market deposits	637,852	6,513	2.06%	665,459	797	0.24%
Time deposits	766,941	12,936	3.40%	358,805	938	0.53%
Total interest-bearing deposits	2,210,708	26,869	2.45%	1,956,747	2,809	0.29%
Borrowings and repurchase agreements	94,667	2,411	5.14%	50,145	884	3.56%
Total interest-bearing liabilities	2,305,375	29,280	2.56%	2,006,892	3,693	0.37%
Noninterest-bearing deposits	473,979			727,918
Total funding sources	2,779,354			2,734,810
Noninterest-bearing liabilities	42,915			35,673
Shareholders’ equity	351,373			370,542
Total liabilities and shareholders’ equity	$3,173,642			$3,141,025
Net interest spread (4)			2.60%			3.06%
Net interest income/margin (5)		$45,790	3.15%		$45,580	3.19%

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

	Three Months Ended June 30, 2023			Six Months Ended June 30, 2023
	Compared to 2022 Increase (Decrease) Due to Changes In			Compared to 2022 Increase (Decrease) Due to Changes In
	Volume	Rate	Net	Volume	Rate	Net
Interest-Earning Assets
Loans	$2,797	$8,942	$11,739	$6,654	$17,288	$23,942
Loans held for sale	(671)	(28)	(699)	(1,035)	(274)	(1,309)
Securities:
Taxable investment securities	(221)	399	178	(445)	903	458
Investment securities exempt from federal income tax	(13)	2	(11)	(31)	9	(22)
Total securities	(234)	401	167	(476)	912	436
Cash balances in other banks	(25)	1,562	1,537	(109)	2,738	2,629
Funds Sold	(3)	57	54	(4)	103	99
Total interest-earning assets	1,864	10,934	12,798	5,030	20,767	25,797

Interest-Bearing Liabilities
Interest-bearing transaction accounts	(40)	3,876	3,836	(124)	6,470	6,346
Savings and money market deposits	(45)	2,832	2,787	(31)	5,747	5,716
Time deposits	1,171	5,738	6,909	2,083	9,915	11,998
Borrowings and repurchase agreements	548	587	1,135	1,015	512	1,527
Total interest-bearing liabilities	1,634	13,033	14,667	2,943	22,644	25,587
Net Interest Income	$230	$(2,099)	$(1,869)	$2,087	$(1,877)	$210

The net interest margin was 3.06% and 3.41% for the second quarters of 2023 and 2022, respectively. The six months ended June 30, 2023 had a net interest margin of 3.15% compared to 3.19% for the same period in 2022. The decrease in net interest margin for both periods was primarily due to the rising rate environment over the past 12 months as deposits reprice more quickly than loans.

The increase in market interest rates over the past year, with the federal funds rate rising to 5.25% as of June 30, 2023 versus 1.75% as of June 30, 2022, contributed to a decline in average non-interest bearing deposits and interest bearing transaction accounts, as shown in the tables above, offset by an increase in time deposits.

Average non-interest bearing deposits represented 16.2% of total deposits for the quarter ended June 30, 2023 compared to 27.3% for the quarter ending June 30, 2022, offset by an increase in higher cost time deposits. Similarly, average non-interest bearing deposits represented 17.7% of total deposits for the six months ended June 30, 2023 compared to 27.1% for the same period of 2022. Deposit costs increased across all interest-bearing account types.

Provision for Credit Losses

Prior to January 1, 2023, the allowance for credit losses was based on the then-applicable incurred loss model and represented an estimate of probable incurred losses in the loan portfolio and unfunded commitments at the end of each reporting period. Since the adoption of CECL on January 1, 2023, the allowance for credit losses represents management’s estimate of life of loan credit losses in the loan portfolio and unfunded loan commitments and debt securities. The allowance for unfunded commitments, which is included in other liabilities in the consolidated balance sheets, represents expected losses on unfunded loan commitments that are expected to result in outstanding loan balances. Management’s estimate of credit losses under CECL is determined using a model that relies on reasonable and supportable forecasts and historical loss information to determine the balance of the ACL and resulting provision for credit losses.

For the three months ended June 30, 2023, there was a provision expense of $22 thousand compared to $0.8 million for the comparable period in 2022. For the six months ended June 30, 2023, there was a provision expense of $2.5 million, which included a $2.0 million provision expense on the Signature subordinated debt in available-for-sale debt securities, compared to $59 thousand for the comparable period in 2022.

The provision for credit losses on loans was $0.5 million and $0.6 million for the three and six month periods ended June 30, 2023, respectively, compared to $0.8 million and $59 thousand for the comparable periods in 2022. Net charge-offs for the three and six months ended June 30, 2023 were $184 thousand and $349 thousand, respectively, compared to $16 thousand and $75 thousand for the three and six comparable periods of 2022, respectively. Our ACL on loans at June 30, 2023 was 1.08% of total loans held for investment compared to 1.03% as of December 31, 2022.

A recovery of provision of $0.5 million and $0.1 million related to unfunded commitments was recorded in the three and six months ended June 30, 2023, respectively, related to the decrease in unfunded balances, changes in their composition, and other qualitative factors. The related ACL as a percentage of unfunded commitments decreased to 0.43% as of June 30, 2023 compared to 0.44% as of CECL adoption on January 1, 2023.

The $2.0 million provision on available-for-sale securities related to expected credit losses on the Signature subordinated debt following its first quarter 2023 failure. A corresponding ACL is recorded on the balance sheet in available-for-sale debt securities. Should such expected credit losses have been experienced under the incurred loss model prior to our adoption of CECL on January 1, 2023, they would have been recorded in other noninterest expense as other than temporary impairment with no corresponding allowance on the balance sheet.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

			2023 - 2022			2023 - 2022
	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Increase	June 30,		Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
Noninterest income:
Deposit service charges	$1,264	$1,182	6.9%	$2,632	$2,324	13.3%
Interchange and debit card transaction fees	1,060	1,336	(20.7)%	2,098	2,558	(18.0)%
Mortgage banking	955	1,705	(44.0)%	2,248	3,671	(38.8)%
Tri-Net	27	(73)	(137.0)%	27	2,098	(98.7)%
Wealth management	426	459	(7.2)%	800	899	(11.0)%
SBA lending	977	273	257.9%	2,068	494	318.6%
Net gain on sale of securities	—	—	—	5	—	—
Other noninterest income	1,503	994	51.2%	2,609	2,921	(10.7)%
Total noninterest income	$6,212	$5,876	5.7%	$12,487	$14,965	(16.6)%

Deposit service charges increased for the three and six months ended June 30, 2023 compared to the same periods in 2022. These amounts originate from our commercial and consumer deposit accounts.

Interchange and debit card transaction fees fluctuate based upon transaction volumes, which were slightly lower for the three and six months ended June 30, 2023 compared to the same period in 2022.

Mortgage banking income consists of fees and gains from the origination of loans in our markets that are subsequently sold to third-party investors. Generally, mortgage banking income increases in lower interest rate environments and more robust housing markets and declines in rising interest rate environments and more challenging housing markets. Mortgage banking income will fluctuate from period to period as the rate environment changes. The declines above are indicative of the mortgage market responding to the higher rate environment.

Tri-Net represents a line of business which generally originates and sells commercial real estate loans to third-party investors. All of these loan sales transfer servicing rights to the buyer. Tri-Net activity remained limited during the first half of 2023 as the Company assessed market pricing.

Noninterest income for SBA lending, which represents gains on sales of guaranteed portions of SBA loans, increased for the three and six month periods ended June 30, 2023 when compared to the same periods in 2022 as the Company expanded the SBA team in the fourth quarter of 2022.

Other noninterest income primarily consists of loan related fees, bank-owned life insurance, and other service-related fees. The three months ended June 30, 2023 had increased servicing income and loan fees when compared to the same period in 2022. When comparing the six months ended June 30, 2023 to the same period in 2022 the largest driver of the decline relates to $0.9 million in death benefit income from bank-owned life insurance policies for the six months ended June 30, 2022, with no such activity in 2023, offset by an increase in servicing income.

Noninterest Expense

The following table presents the primary components of noninterest expense for the periods indicated.

			2023 - 2022			2023 - 2022
	Three Months Ended		Percent	Six Months Ended		Percent
	June 30,		Increase	June 30,		Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
Noninterest expense:
Salaries and employee benefits	$10,533	$9,209	14.4%	$20,874	$19,478	7.2%
Data processing and software	3,294	2,847	15.7%	6,505	5,494	18.4%
Occupancy	1,097	1,076	2.0%	2,290	2,174	5.3%
Equipment	674	783	(13.9)%	1,496	1,492	0.3%
Professional services	899	506	77.7%	1,687	1,185	42.4%
Regulatory fees	419	265	58.1%	832	545	52.7%
Amortization of intangibles	368	430	(14.4)%	752	876	(14.2)%
Other operating	1,888	1,959	(3.6)%	3,790	3,566	6.3%
Total noninterest expense	$19,172	$17,075	12.3%	$38,226	$34,810	9.8%

Salaries and employee benefits expense increased for the three and six months ended June 30, 2023 compared to the same periods in 2022. At June 30, 2023, our associate base decreased to 381 compared to 391 at June 30, 2022.

Regulatory fees expenses increased for the three and six months ended June 30, 2023 compared to the same periods in 2022 as the FDIC increased assessment rates in the current year.

Our efficiency ratio was 66.61% and 56.32% for the three months ended June 30, 2023 and June 30, 2022, respectively, and 65.59% and 57.49% for the six months ended June 30, 2023 and June 2022, respectively, with the increase being driven by the aforementioned noninterest expense factors combined with a decline in total revenue for the three and six months ended June 30, 2023 when compared to the same periods of 2022. The efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income and measures the amount of expense that is incurred to generate a dollar of revenue.

Income Tax Provision

The Company’s effective tax rate for the three month period ended June 30, 2023 declined to 18.6% compared to 19.6% for the three month period ended June 30, 2022 and decreased slightly from 19.6% to 19.0% for the six months ended June 30, 2023 compared to the same period in 2022.

The effective tax rate for the three months ended June 30, 2023 compared favorably versus the statutory tax rate due to our investments in qualified municipal securities, tax benefits from our real estate investment trust, company owned life insurance, state tax credits, net of the effect of certain non-deductible expenses and the recognition of excess tax benefits related to stock compensation.

Financial Condition

Balance Sheet

Total assets increased $61.8 million, or 2.0%, from $3.12 billion on December 31, 2022 to $3.18 billion on June 30, 2023. Loans held for investment grew $46.1 million, or 2.0% when compared to December 31, 2022. Loans held for sale increased $4.2 million, or 9.4%, when compared to December 31, 2022.

Total liabilities increased $68.6 million, or 2.5%, from $2.76 billion on December 31, 2022 to $2.83 billion on June 30, 2023. Deposits increased $30.9 million, or 1.2%.

Loans

The composition of loans at June 30, 2023 and December 31, 2022 and the percentage of each classification to total loans are summarized as follows:

	June 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Commercial real estate - owner occupied	$275,712	11.7%	$246,109	10.7%
Commercial real estate - non-owner occupied	802,574	34.0%	803,611	34.7%
Consumer real estate	429,517	18.2%	402,615	17.4%
Construction and land development	230,859	9.8%	229,972	9.9%
Commercial and industrial	518,136	22.0%	496,347	21.5%
Consumer	52,759	2.2%	53,382	2.3%
Other	49,371	2.1%	80,762	3.5%
Total loans	$2,358,928	100.0%	$2,312,798	100.0%

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

At June 30, 2023, our loan portfolio composition remained relatively consistent versus December 31, 2022. In the quarter ended June 30, 2022 we curtailed commercial real estate lending given the potential macroeconomic environment and funding trends. Our loan growth since inception has been reflective of the target market that we serve. The commercial real estate category includes owner-occupied and non-owner occupied properties. The repayment of owner-occupied properties is largely dependent on the operations of the tenant, while non-owner occupied properties is dependent upon the operation, refinance, or sale of the underlying real estate.

Non-Performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

	June 30, 2023	December 31, 2022
Non-accrual loans:
Commercial real estate - owner occupied	$4,913	$4,982
Commercial real estate - non-owner occupied	451	—
Consumer real estate	1,977	456
Construction and land development	6	8
Commercial and industrial	3,851	4,065
Consumer	18	54
Other	1	—
PCI (Under incurred loss methodology)	—	1,149
Total non-accrual loans	$11,217	$10,714

Non-performing loans	11,217	10,714
Other real estate owned	11	—
Non-performing assets	$11,228	$10,714

Non-performing loans to loans held for investment	0.48%	0.46%
Non-performing assets to total assets	0.35%	0.34%

Non-performing loans to total loans increased to 0.48% at June 30, 2023 compared to 0.46% at December 31, 2022. The balance in non-accrual loans is principally related to two relationships that total $8.0 million. These loans are made up of one loan totaling $3.3 million which has a 90% SBA guaranty of $3.0 million and a specific reserve of $0.2 million as well as a relationship of $4.9 million with no specific reserve.

Allocation of ACL

	June 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Commercial real estate - owner occupied	$2,362	9.3%	$1,967	8.2%
Commercial real estate - non-owner occupied	6,907	27.0%	5,967	25.1%
Consumer real estate	3,811	14.9%	3,153	13.2%
Construction and land development	3,949	15.5%	3,830	16.1%
Commercial and industrial	5,998	23.5%	7,654	32.2%
Consumer	1,501	5.9%	430	1.8%
Other	996	3.9%	805	3.4%
Total loans	$25,524	100.00%	$23,806	100.00%

Securities

The composition of securities at June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
U. S. government agency securities	$13,545	$11,856	$14,537	$12,902
State and municipal securities	76,818	68,829	77,562	68,312
Mortgage-backed securities	285,138	231,429	300,488	244,828
Asset-backed securities	3,186	3,108	3,332	3,270
Other debt securities	64,774	58,040	70,542	67,104
Total	$443,461	$373,262	$466,461	$396,416
Securities held-to-maturity:
State and municipal securities	$—	$—	$1,240	$1,240
Total	$443,461	$373,262	$467,701	$397,656

Our investment securities had a fair value of $373.3 million at June 30, 2023 compared to $397.7 million at December 31, 2023. The Company recorded a provision for credit loss on available-for-sale securities and a corresponding ACL of $2.0 million during the first quarter of 2023 related to ownership in Signature subordinated debt securities which, following Signature's first quarter failure, were deemed to have significant credit losses and no probable recovery. The Company has performed an assessment of its corporate debt securities which is largely made up of other financial institution investment grade subordinated debt based on various factors including liquidity and soundness of the underlying financial institution and credit rating and no other such credit losses are expected to be present in the Company's portfolio as of June 30, 2023.

Deposits

The composition of deposits at June 30, 2023 and December 31, 2022 and the percentage of each classification to total deposits are summarized as follows:

	June 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Noninterest-bearing	$414,828	15.3%	$512,076	19.1%
Interest-bearing	872,882	32.2%	749,857	28.0%
Savings and money market accounts	571,117	21.1%	709,190	26.5%
Time	851,932	31.4%	708,696	26.4%
Total deposits	$2,710,759	100.0%	$2,679,819	100.0%

Deposits have increased $30.9 million or, 2.4% when annualized, to $2.71 billion as of June 30, 2023 compared to December 31, 2022. This increase is driven by our interest-bearing transaction accounts and time deposit accounts and partially offset by decreases in our non-interest bearing and savings and money market accounts.

Asset/Liability Management and Interest Rate Risk

Managing interest rate risk is fundamental for the financial services industry. The primary objective of interest rate risk management is to mitigate effects of interest rate changes on net income. By considering both on and off-balance sheet financial instruments, management evaluates interest rate sensitivity while attempting to optimize net interest income within the constraints of prudent capital adequacy, liquidity needs, and customer requirements.

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

At June 30, 2023, our EAR static simulation results indicated that our net interest income over the next year is estimated to benefit modestly from further rate increases while being adversely impacted by falling interest rates. This indicates that our assets generally reprice faster than our liabilities, which results in a favorable impact to net interest income when market interest rates increase and an unfavorable impact to net interest income when market interest rates decline. Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity, and key rate drivers. Because of the inherent use of these estimates and assumptions in the model, our actual results may, and most likely will, differ from our static EAR results. In addition, static EAR results do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates or client behavior. For example, as part of our asset/liability management strategy, management has the ability to increase asset duration and/or decrease liability duration in order to reduce asset sensitivity, or to decrease asset duration and/or increase liability duration in order to increase asset sensitivity.

The following table illustrates the results of our EAR analysis regarding the extent to which our net interest income over the next 12 months would change if prevailing interest rates increased or decreased immediately by the specified amounts.

Net interest income change
Increase 300bp	7.3%
Increase 200bp	4.0%
Increase 100bp	1.9
Decrease 100bp	(2.2)
Decrease 200bp	(4.3)
Decrease 300bp	(6.0)

Liquidity

Liquidity risk is the risk that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding. Management has established a comprehensive process for identifying, measuring, monitoring and controlling liquidity risk. Because of its critical importance to the viability of the Bank, liquidity risk management is fully integrated into our risk management processes. Critical elements of our liquidity risk management include: effective corporate governance consisting of oversight by the board of directors and active involvement by management; appropriate strategies, policies, procedures, and limits used to manage and mitigate liquidity risk; comprehensive liquidity risk measurement and monitoring systems (including assessments of the current and prospective cash flows or sources and uses of funds) that are commensurate with the complexity and business activities of the Bank; active management of intraday liquidity and collateral; an appropriately diverse mix of funding sources; adequate levels of highly liquid marketable securities free of legal, regulatory, or operational impediments, that can be used to meet liquidity needs in stressful situations; comprehensive contingency funding plans that sufficiently address potential adverse liquidity events and emergency cash flow requirements; and internal controls and internal audit processes sufficient to determine the adequacy of the institution’s liquidity risk management process.

The role of liquidity management is to ensure funds are available to meet depositors’ withdrawal and borrowers’ credit demands while at the same time maximizing profitability. This is accomplished by balancing changes in demand for funds with changes in the supply of those funds. Liquidity is provided by short-term liquid assets that can be converted to cash, investment securities available-for-sale, various lines of credit, and the ability to attract funds from external sources, principally deposits.

Overall liquidity sources total $1.5 billion as of June 30, 2023. Our most liquid assets are comprised of cash and due from banks, interest-bearing deposits in financial institutions, available-for-sale marketable investment securities and federal funds sold. Interest-bearing deposits in financial institutions totaled $139.7 million at June 30, 2023, representing an increase of $34.2 million from December 31, 2022. The fair value of the available-for-sale investment portfolio was $373.3 million at June 30, 2023, a decrease of $23.1 million from December 31, 2022. We pledge portions of our investment securities portfolio to secure public fund deposits, derivative positions and Federal Home Loan Bank advances. At June 30, 2023, total investment securities pledged for these purposes comprised 46% of the estimated fair value of the investment portfolio, leaving $172.8 million of unpledged securities. Other sources of funds available to meet daily needs include $473.3 million of borrowing capacity from the FHLB of Cincinnati, $314.8 million of borrowing capacity from the Federal Reserve Bank of Atlanta’s discount window and federal funds lines with correspondent banks totaling $115.0 million at June 30, 2023. We also have the ability to issue an additional $137.1 million of brokered CDs based on internal limits and $55.0 million of additional funding capacity through the Federal Reserve's Bank Term Funding Program.

The Company has a diversified deposit portfolio comprised 85% of customer deposits and 15% of brokered deposits. Correspondent Banking customers account for 11.3% of customer deposits. As of June 30, 2023 75.5% of deposits were insured or collateralized.

We have a large base of non-maturity customer deposits, defined as demand, savings, and money market deposit accounts. At June 30, 2023, such deposits totaled $1.9 billion and represented approximately 69% of our total deposits.

The principal source of cash for CapStar Financial Holdings, Inc. (the “Parent Company”) is dividends paid to it as the sole shareholder of the Bank. At June 30, 2023, the Bank was able to pay up to $93.9 million in dividends to the Parent Company without regulatory approval subject to the ongoing capital requirements of the Bank.

Accordingly, management currently believes that our funding sources are at sufficient levels to satisfy our short-term and long-term liquidity needs.

Capital Resources

At June 30, 2023, shareholders’ equity remained relatively stable at $347.5 million. The increases due to net income and other comprehensive income were offset by the impact of CECL adoption on January 1, 2023 as well as dividend payments and share repurchases. As of June 30, 2023, the Company and the Bank were well-capitalized under the regulatory framework for prompt corrective action.

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

We minimize our exposure to loss under loan commitments and standby letters of credit by subjecting them to the same credit approval and monitoring procedures as we do for on-balance sheet instruments. We assess the credit risk associated with certain commitments to extend credit and establish a liability for expected credit losses. The effect on our revenue, expenses, cash flows and liquidity of the unused portions of these commitments cannot be reasonably predicted because there is no guarantee that the lines of credit will be used.

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

The following table presents a reconciliation of the non-GAAP measures referenced above to the most directly comparable U.S. GAAP financial measures.

	For the three months ended		For the six months ended
	6/30/2023	6/30/2022	6/30/2023	6/30/2022
Tangible book value per share of common stock
Book value per share of common stock (GAAP)	$16.64	$16.31	$16.64	$16.31
Effect of goodwill and other intangibles	(2.17)	(2.14)	(2.17)	(2.14)
Tangible book value per share of common stock	$14.47	$14.17	$14.47	$14.17

Tangible book value per share of common stock less after-tax unrealized available for sale investment losses
Tangible book value per share of common stock	$14.47	$14.17	$14.47	$14.17
Effect of after-tax unrealized losses	2.48	1.69	2.48	1.69
Tangible book value per share of common stock less after-tax unrealized available for sale investment losses	$16.95	$15.86	$16.95	$15.86

Tangible common equity to tangible assets
Equity to Assets (GAAP)	10.93%	11.55%	10.93%	11.55%
Effect of goodwill and other intangibles	(1.29)%	(1.36)%	(1.29)%	(1.36)%
Tangible common equity to tangible assets	9.64%	10.19%	9.64%	10.19%

Tangible common equity to tangible assets less after-tax unrealized available for sale investment losses
Tangible common equity to tangible assets	9.64%	10.19%	9.64%	10.19%
Effect of after-tax unrealized losses	1.47%	1.08%	1.47%	1.08%
Tangible common equity to tangible assets less after-tax unrealized available for sale investment losses	11.11%	11.27%	11.11%	11.27%

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our market risk as of June 30, 2023 from that presented in our 2022 10-K. Information about our interest rate sensitivity is included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Simulation Sensitivity Analysis” of this Report and incorporated herein by this reference.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table shows information relating to the repurchase of shares of common stock by the Company during the three months ended June 30, 2023.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan (1)	Maximum remaining dollar value of shares that may be purchased under the plan
April 1 - April 30	199,445	$14.26	199,445	$2.29 million
May 1 -May 31	199,696	12.54	199,696	$19.76 million
June 1 - June 30	54,681	13.09	54,681	$19.05 million
Total	453,822	$13.36	453,822	$19.05 million

(1)

On May 25, 2023 the board of directors approved an update to the Company’s share repurchase program which authorized the Company to repurchase up to $20 million of shares of common stock after the previous $10 million program was completed. The plan will terminate on the earlier of the date on which the maximum authorized dollar amount of shares of common stock has been repurchased or January 31, 2024.

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

101

Interactive data files for Capstar Financial Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Comprehensive Income (unaudited); (iv) the Consolidated Statements of Changes in Shareholders’ Equity (unaudited); (v) the Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from Capstar Financial Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 (formatted in Inline XBRL and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTAR FINANCIAL HOLDINGS, INC.

By:	/s/ Michael J Fowler
Michael J. Fowler
Chief Financial Officer (Principal Financial Officer)

Date:	August 7, 2023

By:	/s/ Alison L. Jefferson
Alison L. Jefferson
Controller (Principal Accounting Officer)

Date:	August 7, 2023