Form 10-Q
period 2023-09-30
CapStar Financial Holdings, Inc.
filed 2023-11-03
CIK 1676479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of November 1, 2023
Common Stock, par value $1.00 per share	20,711,969

CAPSTAR FINANCIAL HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

TERMINOLOGY

The terms “we,” “our,” “us,” “CapStar,” “the Company,” “CSTR” and “CapStar Financial” that appear in this Quarterly Report on Form 10-Q (this “Report”) refer to CapStar Financial Holdings, Inc. and its wholly-owned subsidiary, CapStar Bank, which we sometimes refer to as “CapStar Bank,” “our bank subsidiary,” “the Bank” and “our Bank”. The term “Old National” refers to Old National Bancorp, an Indiana corporation.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, statements relating to the Company’s assets, business, cash flows, condition (financial or otherwise), credit quality, financial performance, liquidity, short and long-term performance goals, prospects, results of operations, strategic initiatives, the benefits, cost and synergies of completed acquisitions or dispositions, and the timing, benefits, costs and synergies of future acquisitions, disposition and other growth opportunities. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “aspire,” “estimate,” “intend,” “plan,” “project,” “projection,” “forecast,” “roadmap,” “goal,” “target,” “would,” and “outlook,” or the negative version of those words or other comparable words of a future or forward-looking nature. Forward-looking statements express only management's beliefs regarding future results or events and are subject to inherent uncertainty, risks and changes in circumstances, many of which are outside of management's control. Uncertainty, risks, changes in circumstances and other factors could cause the Company's actual results to differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ from those discussed in such forward-looking statements include, but are not limited to: (1) difficulty attracting and retaining highly-effective employees; (2) our ability to successfully execute our business plan; (3) difficulty growing or sustaining deposit and loan balances; (4) changes in consumer preferences, spending and borrowing habits, and demand for our products and services; (5) negative economic and political conditions that adversely affect the general economy, especially in the communities and markets in which we conduct our business, the banking sector, housing prices, the real estate market, the job market, consumer confidence, the financial condition of our borrowers and consumer spending habits, which may affect, among other things, the levels of non-performing assets, charge-offs and provision expense; (6) credit risk, including the risk that negative credit quality trends may lead to a deterioration of asset quality, risk that our allowance for credit losses may not be sufficient to absorb actual losses in our loan portfolio, and risk from concentrations within our loan portfolio; (7) market risk, including interest rate and liquidity risk; (8) operational risk, including cybersecurity risk and risk of fraud, data processing system failures, and network breaches; (9) increased competition, including competition from non-bank financial institutions; (10) changes in regulations, laws, taxes, government policies, monetary policies and accounting policies affecting bank holding companies and their subsidiaries; (11) regulatory enforcement actions and adverse legal actions; (12) other economic, competitive, technological, operational, governmental, regulatory, and market factors affecting our operations; and (13) risks relating to our proposed acquisition by Old National Bancorp, including, without limitation, (i) the risk that the proposed merger may not be completed in a timely manner or at all; (ii) the failure to satisfy the conditions to the consummation of the proposed merger, including obtaining the requisite approval of the Company’s shareholders or required regulatory approvals within the time period provided in the merger agreement; (iii) the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement; (iv) effect of the announcement or pendency of the proposed merger on the Company’s business relationships, operating results and business generally; (v) risks that the proposed transaction disrupts current plans and operations of the Company; (vi) potential difficulties in retaining the Company’s customers and employees as a result of the proposed transaction; (vii) diversion of management’s attention from ongoing business operations and opportunities; (viii) certain restrictions during the pendency of the proposed transaction that may impact the Company’s ability to pursue certain business opportunities; and (ix) expected cost savings, synergies and other financial benefits from the merger not being realized within the expected time frames and costs or difficulties relating to integration matters being greater than expected. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the section entitled “Risk Factors” included in this Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Forward-looking statements made herein reflect management's expectations as of the date such statements are made. The Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances that arise after the date such statements are made.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Cash and due from banks	$21,403	$25,280
Interest-bearing deposits in financial institutions	322,076	105,558
Federal funds sold	8,914	4,467
Total cash and cash equivalents	352,393	135,305
Securities available-for-sale, at fair value net of allowance for credit losses of $2,000 and $0 at September 30, 2023 and December 31, 2022, respectively	354,024	396,416
Securities held-to-maturity, fair value of $0 and $1,240 at September 30, 2023 and December 31, 2022, respectively	—	1,240
Loans held for sale, includes $15,981 and $12,636 measured at fair value at September 30, 2023 and December 31, 2022, respectively	36,391	44,708
Loans held for investment	2,292,241	2,312,798
Less allowance for credit losses on loans	(24,157)	(23,806)
Loans, net	2,268,084	2,288,992
Premises and equipment, net	23,150	24,855
Restricted equity securities	13,441	16,632
Accrued interest receivable	12,299	10,511
Goodwill and other intangibles	44,965	46,069
Other real estate owned, net	11	—
Other assets	159,782	152,441
Total assets	$3,264,540	$3,117,169
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$432,203	$512,076
Interest-bearing	947,998	749,857
Savings and money market accounts	618,609	709,190
Time	797,870	708,696
Total deposits	2,796,680	2,679,819
Federal Home Loan Bank advances	50,000	15,000
Subordinated notes	29,766	29,666
Other liabilities	42,455	38,502
Total liabilities	2,918,901	2,762,987
Shareholders’ equity:
Common stock, voting, $1 par value; 25,000,000 shares authorized; 20,739,942 and 21,714,380 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	20,740	21,714
Additional paid-in capital	227,195	240,863
Retained earnings	154,696	141,657
Accumulated other comprehensive loss, net of tax	(56,992)	(50,052)
Total shareholders’ equity	345,639	354,182
Total liabilities and shareholders’ equity	$3,264,540	$3,117,169

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Income (Unaudited)

(In thousands, except share and per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest income:
Loans, including fees	$35,441	$27,335	$102,215	$71,476
Securities:
Taxable	1,964	1,966	5,940	5,643
Tax-exempt	301	314	923	958
Federal funds sold	40	7	163	31
Restricted equity securities	300	215	788	544
Interest-bearing deposits in financial institutions	3,218	617	6,305	1,076
Total interest income	41,264	30,454	116,334	79,728
Interest expense:
Interest-bearing deposits	6,672	1,205	14,092	2,279
Savings and money market accounts	4,393	1,603	10,906	2,401
Time deposits	8,777	1,332	21,713	2,271
Federal funds purchased	—	2	—	2
Federal Home Loan Bank advances	660	365	2,283	461
Subordinated notes	393	394	1,181	1,181
Total interest expense	20,895	4,901	50,175	8,595
Net interest income	20,369	25,553	66,159	71,133
Provision for credit losses:
(Recovery of) provision for credit losses on loans	(1,017)	867	(447)	926
Provision for credit losses on available-for-sale securities	—	—	2,000	—
Recovery of provision for credit losses on unfunded commitments	(544)	—	(650)	—
Total (recovery of) provision for credit losses	(1,561)	867	903	926
Net interest income after provision for credit losses	21,930	24,686	65,256	70,207
Noninterest income:
Deposit service charges	1,347	1,251	3,979	3,575
Interchange and debit card transaction fees	1,195	1,245	3,293	3,803
Mortgage banking	749	765	2,997	4,436
Tri-Net	19	(2,059)	46	39
Wealth management	441	385	1,241	1,284
SBA lending	531	560	2,599	1,054
Net gain on sale of securities	—	7	5	8
Other noninterest income	1,996	1,118	4,605	4,038
Total noninterest income	6,278	3,272	18,765	18,237
Noninterest expense:
Salaries and employee benefits	9,573	8,712	30,447	28,191
Data processing and software	3,245	2,861	9,750	8,355
Occupancy	1,161	1,092	3,451	3,266
Equipment	591	743	2,087	2,235
Professional services	674	468	2,361	1,653
Regulatory fees	435	269	1,267	814
Amortization of intangibles	352	415	1,104	1,291
Other noninterest expense	1,041	3,371	4,831	6,935
Total noninterest expense	17,072	17,931	55,298	52,740
Income before income taxes	11,136	10,027	28,723	35,704
Income tax expense	2,211	1,988	5,548	7,018
Net income	$8,925	$8,039	$23,175	$28,686
Per share information:
Basic net income per share of common stock	$0.43	$0.37	$1.10	$1.30
Diluted net income per share of common stock	$0.43	$0.37	$1.09	$1.30
Weighted average shares outstanding:
Basic	20,808,677	21,938,259	21,142,177	22,051,950
Diluted	20,823,971	21,988,085	21,172,712	22,104,687

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$8,925	$8,039	$23,175	$28,686
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Unrealized losses arising during the period	(9,220)	(22,230)	(9,369)	(68,202)
Reclassification adjustment for gains included in net income	—	(8)	(5)	(8)
Tax effect	2,388	5,784	2,434	17,700
Other comprehensive loss, net of tax	(6,832)	(16,454)	(6,940)	(50,510)
Comprehensive income (loss)	$2,093	$(8,415)	$16,235	$(21,824)

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity (Unaudited)

(In thousands, except share and per share data)

	Common Stock, voting		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	capital	earnings	loss	equity

Balance December 31, 2021	22,166,129	$22,166	$248,709	$110,489	$(1,270)	$380,094
Net restricted common stock activity	65,550	66	(153)	—	—	(87)
Stock-based compensation expense	—	—	388	—	—	388
Repurchase of common stock	(36,608)	(37)	(730)	—	—	(767)
Common stock dividends declared ($0.06 per share)	—	—	—	(1,320)	—	(1,320)
Net income	—	—	—	10,673	—	10,673
Other comprehensive loss	—	—	—	—	(20,064)	(20,064)
Balance March 31, 2022	22,195,071	22,195	248,214	119,842	(21,334)	368,917
Net restricted common stock activity	(3,719)	(4)	4	—	—	—
Stock-based compensation expense	—	—	325	—	—	325
Net exercise of common stock options	5,800	6	45	—	—	51
Repurchase of common stock	(262,598)	(263)	(5,091)	—	—	(5,354)
Common stock dividends declared ($0.10 per share)	—	—	—	(2,184)	—	(2,184)
Net income	—	—	—	9,972	—	9,972
Other comprehensive loss	—	—	—	—	(13,992)	(13,992)
Balance June 30, 2022	21,934,554	21,934	243,497	127,630	(35,326)	357,735
Net restricted common stock activity	(2,930)	(2)	(39)	—	—	(41)
Stock-based compensation expense	—	—	258	—	—	258
Common stock dividends declared ($0.10 per share)	—	—	—	(2,172)	—	(2,172)
Net income	—	—	—	8,039	—	8,039
Other comprehensive loss	—	—	—	—	(16,454)	(16,454)
Balance September 30, 2022	21,931,624	$21,932	$243,716	$133,497	$(51,780)	$347,365

Balance December 31, 2022	21,714,380	$21,714	$240,863	$141,657	$(50,052)	$354,182
Net restricted common stock activity	113,068	113	(211)	—	—	(98)
Stock-based compensation expense	—	—	399	—	—	399
Repurchase of common stock	(465,834)	(465)	(7,174)	—	—	(7,639)
Common stock dividends declared ($0.10 per share)	—	—	—	(2,136)	—	(2,136)
Net income	—	—	—	6,446	—	6,446
Other comprehensive income	—	—	—	—	6,201	6,201
Adoption of new accounting standard, net of tax	—	—	—	(3,444)	—	(3,444)
Balance at March 31, 2023	21,361,614	21,362	233,877	142,523	(43,851)	353,911
Net restricted common stock activity	(30,900)	(32)	31	—	—	(1)
Stock-based compensation expense	—	—	361	—	—	361
Net exercise of common stock options	7,600	8	59	—	—	67
Repurchase of common stock	(453,822)	(454)	(5,623)	—	—	(6,077)
Common stock dividends declared ($0.11 per share)	—	—	—	(2,291)	—	(2,291)
Net income	—	—	—	7,804	—	7,804
Other comprehensive loss	—	—	—	—	(6,309)	(6,309)
Balance at June 30, 2023	20,884,492	20,884	228,705	148,036	(50,160)	347,465
Net restricted common stock activity	(12,061)	(12)	(61)	-	-	(73)
Stock-based compensation expense	-	-	426	-	-	426
Net exercise of common stock options	7,621	8	60	-	-	68
Repurchase of common stock	(140,110)	(140)	(1,935)	-	-	(2,075)
Common stock dividends declared ($0.11 per share)	-	-	-	(2,265)	-	(2,265)
Net income	-	-	-	8,925	-	8,925
Other comprehensive loss	-	-	-	-	(6,832)	(6,832)
Balance at September 30, 2023	20,739,942	$20,740	$227,195	$154,696	$(56,992)	$345,639

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. & SUBSIDIARY

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
Cash flows from operating activities:
Net income	$23,175	$28,686
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	903	926
Amortization of discounts on acquired loans and deferred fees, net	373	473
Depreciation and amortization	2,186	2,391
Net amortization of premiums on investment securities	1,079	1,426
Net gain on sale of securities	(5)	(8)
Mortgage banking	(2,997)	(4,436)
Tri-Net	(46)	(39)
SBA lending	(2,599)	(1,054)
Net gain on disposal of premises and equipment	(5)	(14)
Net gain on sale of other real estate owned	—	(7)
Stock-based compensation	1,186	971
Deferred income tax expense	(403)	2,394
Origination of loans held for sale	(200,616)	(533,326)
Proceeds from loans held for sale	214,575	448,369
Cash payments arising from operating leases	(910)	(1,633)
Amortization of debt issuance expense	100	101
Net increase in accrued interest receivable and other assets	(4,271)	(7,098)
Net decrease in accrued interest payable and other liabilities	531	(4,674)
Net cash provided by (used in) operating activities	32,256	(66,552)
Cash flows from investing activities:
Activities in securities available-for-sale:
Purchases	—	(66,512)
Sales	2,506	—
Maturities, prepayments and calls	27,448	54,955
Activities in securities held-to-maturity:
Maturities, prepayments and calls	1,230	—
Net redemption (purchase) of restricted equity securities	3,191	(2,172)
Net decrease (increase) in loans	19,678	(194,087)
Purchase of premises and equipment	(674)	(428)
Proceeds from the sale of premises and equipment	1,310	415
Proceeds from sale of other real estate	—	108
Proceeds from bank owned life insurance	802	1,545
Net cash provided by (used in) investing activities	55,491	(206,176)
Cash flows from financing activities:
Net increase (decrease) in deposits	116,861	(50,608)
Proceeds from Federal Home Loan Bank advances	535,500	300,000
Payments on Federal Home Loan Bank advances	(500,500)	(180,000)
Repurchase of common stock	(15,791)	(6,123)
Exercise of common stock options, net of repurchase of restricted shares	(37)	(75)
Common stock dividends paid	(6,692)	(5,678)
Net cash provided by financing activities	129,341	57,516
Net increase (decrease) in cash and cash equivalents	217,088	(215,212)
Cash and cash equivalents at beginning of period	135,305	415,125
Cash and cash equivalents at end of period	$352,393	$199,913
Supplemental disclosures of cash paid:
Interest paid	$41,727	$7,513
Income taxes paid	6,552	9,305
Supplemental disclosures of noncash transactions:
Transfer of loans to other real estate	$11	$—
Loans charged off to the allowance for credit losses on loans	972	556
Lease liabilities arising from obtaining right-of-use assets	721	570
Unrealized losses on securities available for sale, net of tax	(6,940)	(50,510)
Loans transferred from held for sale to held for investment	—	131,079

See accompanying notes to consolidated financial statements (unaudited).

CAPSTAR FINANCIAL HOLDINGS, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements as of and for the period ended September 30, 2023 include CapStar Financial Holdings, Inc. and its wholly owned subsidiary, CapStar Bank (the “Bank”, together referred to as the “Company”). Significant intercompany transactions and accounts are eliminated in consolidation.

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

Accrued interest receivable on available-for-sale debt securities totaled $1.8 million at September 30, 2023 and is excluded from the estimate of credit losses.

Loans

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost, net of the ACL. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, and deferred loan fees and costs. Accrued interest receivable totaled $10.5 million at September 30, 2023 and was reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

Purchase Credit Deteriorated ("PCD") Loans

The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. PCD loans are recorded at the amount paid. An ACL is determined using the same methodology as other loans held for investment. The initial ACL determined on a collective basis is allocated to individual loans. The sum of the loan's purchase price and ACL becomes its initial amortized cost basis. The differences between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the ACL are recorded through credit loss expense.

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

NOTE 2 – SECURITIES

The amortized cost and fair value of securities available-for-sale and held-to-maturity at September 30, 2023 and December 31, 2022 are summarized as follows (in thousands):

	September 30, 2023				December 31, 2022
	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value
Securities available-for-sale:
U. S. government agency securities	$13,175	$—	$(1,903)	$11,272	$14,537	$—	$(1,635)	$12,902
State and municipal securities	74,807	4	(9,910)	64,901	77,562	129	(9,379)	68,312
Mortgage-backed securities	277,630	—	(60,725)	216,905	300,488	—	(55,660)	244,828
Asset-backed securities	3,189	—	(90)	3,099	3,332	—	(62)	3,270
Other debt securities	64,642	30	(6,825)	57,847	70,542	3	(3,441)	67,104
Total	$433,443	$34	$(79,453)	$354,024	$466,461	$132	$(70,177)	$396,416
Securities held-to-maturity:
State and municipal securities	$—	$—	$—	$—	$1,240	$—	$—	$1,240
Total	$—	$—	$—	$—	$1,240	$—	$—	$1,240

*Amortized cost of other debt securities is net of ACL totaling $2.0 million at September 30, 2023.

Results from sales, maturities, prepayments and calls of securities available for sale were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Proceeds	$9,675	$13,430	$29,954	$54,955
Gross gains	—	8	6	8
Gross losses	—	—	(1)	—

The amortized cost and fair value of securities at September 30, 2023, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized cost	Estimated fair value
Due in less than one year	$1,162	$1,080
Due one to five years	17,624	16,214
Due five to ten years	98,688	86,619
Due beyond ten years	35,150	30,107
Mortgage-backed securities	277,630	216,905
Asset-backed securities	3,189	3,099
Total	$433,443	$354,024

Securities with a market value of $186.8 million at September 30, 2023 were pledged to collateralize public deposits, and Federal Home Loan Bank advances.

Securities in an unrealized loss position for which an ACL has not been recorded as of September 30, 2023 and December 31, 2022, and the length of time they were in continuous loss positions as of such dates are as follows (in thousands):

	Less than 12 months		12 months or more		Total
September 30, 2023	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
U. S. government agency securities	$—	$—	$11,272	$(1,903)	$11,272	$(1,903)
State and municipal securities	16,581	(241)	46,798	(9,669)	63,379	(9,910)
Mortgage-backed securities	1,280	(73)	215,624	(60,652)	216,904	(60,725)
Asset-backed securities	—	—	3,099	(90)	3,099	(90)
Other debt securities	1,889	(111)	55,928	(6,714)	57,817	(6,825)
Total temporarily impaired securities	$19,750	$(425)	$332,721	$(79,028)	$352,471	$(79,453)

December 31, 2022
U. S. government agency securities	$6,243	$(836)	$6,659	$(799)	$12,902	$(1,635)
State and municipal securities	12,952	(422)	41,779	(8,957)	54,731	(9,379)
Mortgage-backed securities	81,751	(7,647)	161,708	(48,013)	243,459	(55,660)
Asset-backed securities	3,270	(62)	—	—	3,270	(62)
Other debt securities	41,018	(2,028)	24,084	(1,413)	65,102	(3,441)
Total temporarily impaired securities	$145,234	$(10,995)	$234,230	$(59,182)	$379,464	$(70,177)

At adoption of ASC 326 on January 1, 2023, calculated credit losses and, thus, the related ACL on held-to-maturity debt securities were not material due to the high credit quality of the portfolio. As a result, no ACL was recorded on the held-to-maturity portfolio at January 1, 2023. There are no held-to-maturity debt securities as of September 30, 2023.

At December 31, 2022, the Company owned certain securities related to Signature Bank ("Signature") which, following the first quarter failure of Signature, were deemed to have significant credit losses and no probable recovery. As such, a $2.0 million provision for credit loss was recorded with a corresponding ACL in the three months ended March 31, 2023. The Company has performed an assessment of its portfolio in an unrealized loss position and has determined no other credit losses present as of September 30, 2023. See Note 1 for additional details on the adoption of ASC 326 as it relates to the securities portfolio.

At September 30, 2023, there were 314 debt securities available-for-sale that were in an unrealized loss position. The Company does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at September 30, 2023 were primarily attributable to the rising interest rate environment. The majority of the investment portfolio was either government guaranteed or an issuance of a government sponsored entity or highly rated by major credit rating agencies.

As of September 30, 2023, the Signature securities for which an ACL has been recorded are on non-accrual. No other securities are past due or on non-accrual.

The following table shows a rollforward of the ACL on available for sale securities for the nine months ended September 30, 2023:

Other debt securities
Balance at December 31, 2022	$—
Adoption of CECL	—
Additions for securities for which no previous expected credit losses were recognized	2,000
Total	$2,000

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

A summary of the loans held for investment portfolio as of September 30, 2023 and December 31, 2022 follows (in thousands):

	September 30, 2023	December 31, 2022
Commercial real estate - owner occupied	$280,273	$246,109
Commercial real estate - non-owner occupied	799,084	803,611
Consumer real estate	429,028	402,615
Construction and land development	205,486	229,972
Commercial and industrial	485,028	496,347
Consumer	50,860	53,382
Other	42,482	80,762
Total	2,292,241	2,312,798
Allowance for credit losses on loans	(24,157)	(23,806)
Total loans, net	$2,268,084	$2,288,992

Non-accrual and Past Due Loans

The following table presents the recorded investment in loans by aging category and accrual status of September 30, 2023 and December 31, 2022 by class of loans (in thousands):

	Accruing
	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total	Loans Not	Non-Accrual
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Total
September 30, 2023
Commercial real estate - owner occupied	$—	$—	$5	$5	$280,155	$113	$280,273
Commercial real estate - non-owner occupied	—	—	—	—	798,634	450	799,084
Consumer real estate	661	118	225	1,004	426,153	1,871	429,028
Construction and land development	—	—	—	—	205,481	5	205,486
Commercial and industrial	597	26	463	1,086	481,713	2,229	485,028
Consumer	270	98	139	507	48,591	1,762	50,860
Other	—	—	—	—	42,482	—	42,482
Total	$1,528	$242	$832	$2,602	$2,283,209	$6,430	$2,292,241

	Accruing
	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total	Loans Not	Non-Accrual
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Total
December 31, 2022
Commercial real estate - owner occupied	$—	$—	$—	$—	$239,351	$4,982	$244,333
Commercial real estate - non-owner occupied	—	—	—	—	802,107	—	802,107
Consumer real estate	456	231	87	774	393,893	456	395,123
Construction and land development	—	—	—	—	229,896	8	229,904
Commercial and industrial	76	53	744	873	489,842	4,065	494,780
Consumer	178	39	14	231	52,731	54	53,016
Other	—	—	37	37	80,535	—	80,572
Purchased credit impaired	175	149	143	467	11,347	1,149	12,963
Total	$885	$472	$1,025	$2,382	$2,299,702	$10,714	$2,312,798

The following table presents the recorded investment in nonaccrual loans as of September 30, 2023 by class of loans (in thousands):

	Non-Accrual loans with no allowance	Non-Accrual loans with allowance	Total Non-Accrual Loans
Commercial real estate - owner occupied	$—	$113	$113
Commercial real estate - non-owner occupied	—	450	450
Consumer real estate	769	1,102	1,871
Construction and land development	—	5	5
Commercial and industrial	—	2,229	2,229
Consumer	1,707	55	1,762
Other	—	—	—
Total	$2,476	$3,954	$6,430

The Company recognized no interest income on nonaccrual loans during the three or nine months ended September 30, 2023.

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

The following table provides the risk category of loans by applicable class of loans and vintage year as of September 30, 2023 (in thousands):

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolvers	Revolvers converted to term loans	Total
Commercial real estate - owner occupied
Pass	$19,566	$90,202	$86,763	$32,044	$19,490	$23,846	$1,842	$—	$273,753
Special Mention	—	—	2,490	—	—	1,708	—	—	4,198
Substandard	—	1,583	—	—	158	581	—	—	2,322
Doubtful	—	—	—	—	—	—	—	—	—
Total	$19,566	$91,785	$89,253	$32,044	$19,648	$26,135	$1,842	$—	$280,273
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate - non-owner occupied
Pass	$34,448	$293,182	$219,866	$104,411	$39,937	$87,736	$19,053	$—	$798,633
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	236	—	—	—	—	215	—	451
Doubtful	—	—	—	—	—	—	—	—	—
Total	$34,448	$293,418	$219,866	$104,411	$39,937	$87,736	$19,268	$—	$799,084
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer real estate
Pass	$27,492	$87,441	$35,727	$16,490	$14,821	$42,165	$197,553	$2,146	$423,835
Special Mention	164	2,194	—	—	—	235	—	12	2,605
Substandard	—	912	26	36	188	1,176	164	1	2,503
Doubtful	47	—	—	—	—	—	38	—	85
Total	$27,703	$90,547	$35,753	$16,526	$15,009	$43,576	$197,755	$2,159	$429,028
Current period gross charge-offs	38	—	—	—	—	—	—	—	38

Construction and land development
Pass	$18,303	$121,171	$53,105	$3,880	$5,779	$2,237	$1,006	$—	$205,481
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	5	—	—	5
Doubtful	—	—	—	—	—	—	—	—	—
Total	$18,303	$121,171	$53,105	$3,880	$5,779	$2,242	$1,006	$—	$205,486
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Pass	$50,514	$135,912	$78,551	$43,961	$15,090	$8,282	$135,303	$—	$467,613
Special Mention	127	1,073	2,132	6,012	—	—	1,995	—	11,339
Substandard	7	—	58	3,299	—	—	2,307	245	5,916
Doubtful	—	—	—	109	22		29	—	160
Total	$50,648	$136,985	$80,741	$53,381	$15,112	$8,282	$139,634	$245	$485,028
Current period gross charge-offs	—	92	167	98	59	—	122	—	538

Consumer
Pass	$15,185	$11,783	$4,790	$1,938	$540	$386	$14,219	$101	$48,942
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	15	136	1,740	16	10	—	—	—	1,917
Doubtful	—	—	1	—	—	—	—	—	1
Total	$15,200	$11,919	$6,531	$1,954	$550	$386	$14,219	$101	$50,860
Current period gross charge-offs	11	58	32	30	12	144	—	—	287

Other
Pass	$5,574	$6,752	$20,209	$4,902	$364	$1,911	$2,207	$—	$41,919
Special Mention	—	69	—	—	395	—	—	—	464
Substandard	46	—	1	52	—	—	—	—	99
Doubtful	—	—	—	—	—	—	—	—	—
Total	$5,620	$6,821	$20,210	$4,954	$759	$1,911	$2,207	$—	$42,482
Current period gross charge-offs	—	—	—	—	—	109	—	—	109

Total Portfolio
Pass	$171,082	$746,443	$499,011	$207,626	$96,021	$166,563	$371,183	$2,247	$2,260,176
Special Mention	291	3,336	4,622	6,012	395	1,943	1,995	12	18,606
Substandard	68	2,867	1,825	3,403	356	1,762	2,686	246	13,213
Doubtful	47	—	1	109	22	—	67	—	246
Total	$171,488	$752,646	$505,459	$217,150	$96,794	$170,268	$375,931	$2,505	$2,292,241
Current period gross charge-offs	$49	$150	$199	$128	$71	$253	$122	$-	$972

The following table provides the risk category of loans by applicable class of loans as of December 31, 2022 (in thousands):

	Non-impaired Loans
December 31, 2022	Pass	Special Mention	Substandard	Doubtful	Total Impaired Loans	Total
Commercial real estate - owner occupied	$234,619	$4,731	$440	$—	$4,543	$244,333
Commercial real estate - non-owner occupied	802,107	—	—	—	—	802,107
Consumer real estate	393,734	555	467	—	367	395,123
Construction and land development	229,897	—	—	—	7	229,904
Commercial and industrial	477,081	516	12,751	127	4,305	494,780
Consumer	52,911	—	84	2	19	53,016
Other	80,504	—	68	—	—	80,572
Purchased credit impaired	11,595	68	1,259	41	—	12,963
Total	$2,282,448	$5,870	$15,069	$170	$9,241	$2,312,798
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

The following table represents the loans at September 30, 2023 that were both experiencing financial difficulty and modified during the nine months ended September 30, 2023, by class and by type of modification. No modifications were made during the three months ended September 30, 2023. The percentage of loans that were modified to borrowers in financial distress as compared to the total loans of each class is also presented below.

	Payment Delay	Term Extension	Total Class of Loans
Commercial and industrial	$5,049	$320	1.11%
Total	$5,049	$320	0.23%

The Company has not committed to lend additional amounts to the borrowers included in the previous table.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Such loans that had been modified in the last 12 months are all current with no loans past due.

The following table presents the financial effect of the loan modifications represented above to borrowers experiencing financial difficulty for the nine months ended September 30, 2023:

	Weighted-Average	Weighted-Average
	Payment	Term
	Delay	Extension
Commercial and industrial	4 mos.	3 mos.
Total	4 mos.	3 mos.

No loans modified during the three or nine months ended September 30, 2023 are in payment default.

Upon the Company's determination that a modified loan has subsequently been deemed uncollectible, the loan is written off. Therefore, the recorded investment of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The following table presents collateral dependent loans, which are individually evaluated to determine expected credit losses, as of September 30, 2023 by class of loan and type of collateral.

	Real Estate	Total
Commercial real estate - owner occupied	$1,169	$1,169
Total	$1,169	$1,169

Allowance for Credit Loss

The following table details the changes in the ACL for the three and nine month periods ended September 30, 2023 and 2022 (in thousands):

	CECL					Incurred Loss
For the three months ended September 30,	2023					2022
	Beginning Balance	Charge-Offs	Recoveries	Provision	Ending Balance	Beginning Balance	Charge-Offs	Recoveries	Provision	Ending Balance
Commercial real estate - owner occupied	$2,362	$—	$—	$(16)	$2,346	$1,852	$—	$—	$14	$1,866
Commercial real estate - non-owner occupied	6,907	—	—	(382)	6,525	5,297	—	—	678	5,975
Consumer real estate	3,811	(38)	—	(43)	3,730	2,555	—	1	392	2,948
Construction and land development	3,949	—	—	(650)	3,299	3,271	—	—	40	3,311
Commercial and industrial	5,998	(231)	45	(57)	5,755	7,464	(46)	7	(419)	7,006
Consumer	1,501	(119)	35	355	1,772	498	(64)	14	3	451
Other	996	(51)	9	(224)	730	747	(37)	5	159	874
Total allowance for credit losses - loans	$25,524	$(439)	$89	$(1,017)	$24,157	$21,684	$(147)	$27	$867	$22,431

Allowance for credit losses - unfunded commitments	$3,563	$-	$-	$(544)	$3,019	$319	$-	$-	$-	$319

	CECL							Incurred Loss
For the nine months ended September 30,	2023							2022
	Beginning Balance	Adoption of CECL	Jan. 1, 2023	Charge-Offs	Recoveries	Provision	Ending Balance	Beginning Balance	Charge-Offs	Recoveries	Provision	Ending Balance
Commercial real estate - owner occupied	$1,967	$209	$2,176	$—	$—	$170	$2,346	$1,685	$(12)	$225	$(32)	$1,866
Commercial real estate - non-owner occupied	5,967	(632)	5,335	—	—	1,190	6,525	5,439	—	—	536	5,975
Consumer real estate	3,153	650	3,803	(38)	44	(79)	3,730	2,412	—	2	534	2,948
Construction and land development	3,830	(266)	3,564	—	—	(265)	3,299	3,769	—	—	(458)	3,311
Commercial and industrial	7,654	(995)	6,659	(538)	50	(416)	5,755	7,441	(205)	30	(260)	7,006
Consumer	430	1,127	1,557	(287)	163	339	1,772	397	(211)	95	170	451
Other	805	1,404	2,209	(109)	16	(1,386)	730	555	(128)	11	436	874
Total	$23,806	$1,497	$25,303	$(972)	$273	$(447)	$24,157	$21,698	$(556)	$363	$926	$22,431

Allowance for credit losses - unfunded commitments	$319	$3,350	$3,669	$-	$-	$(650)	$3,019	$319	$-	$-	$-	$319

As of September 30, 2023, the Company used a one-year reasonable and supportable forecast period. The changes in loss rates used as the basis for the estimate of credit losses during this period were modeled using both the Company's own historical data and historical data from peer banks and macroeconomic forecast data obtained from a third party vendor, which were then applied to the Company’s recent default experience as a starting point. The decrease in the ACL compared to January 1, 2023 was primarily attributable to a decrease in the loan portfolio, changes in various loan attributes at the instrument level, qualitative factors and an improvement in economic metrics such as forecasted unemployment. For periods beyond the reasonable and supportable forecast period of one year, the Company reverted to historical credit loss information on a straight line basis over two years.

The Company maintains an allowance for unfunded commitments exposures. The allowance for unfunded commitments credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The ACL for unfunded loan commitments of $3.0 million and $0.3 million at September 30, 2023 and December 31, 2022, respectively, is separately classified on the balance sheet within Other Liabilities.

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

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate - owner occupied	$4,988	$59	$5,075	$234
Commercial real estate - non-owner occupied	—	—	—	—
Consumer real estate	548	6	337	7
Construction and land development	8	—	9	—
Commercial and industrial	106	2	79	3
Consumer	11	—	12	—
Other	—	—	—	—
Subtotal	5,661	67	5,512	244
With an allowance recorded:
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—	—
Consumer real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—
Other	—	—	—	—
Subtotal	—	—	—	—
Total	$5,661	$67	$5,512	$244

The following table presents changes in the carrying value of PCI loans (in thousands) for the periods indicated:

	Three Months Ended	Nine Months Ended
	September 30, 2022
Balance at beginning of period	$15,809	$19,261
Change due to payments received and accretion	(1,439)	(4,810)
Reclassification of discount to allowance for loan losses	—	(81)
Balance at end of period	$14,370	$14,370

The following table presents changes in the accretable yield for PCI loans (in thousands) for the periods indicated:

	Three Months Ended	Nine Months Ended
	September 30, 2022
Balance at beginning of period	$4,992	$5,763
Accretion	(376)	(1,245)
Reclassification from nonaccretable difference	—	304
Other, net	—	(206)
Balance at end of period	$4,616	$4,616

PCI loans had no impact on the ALL for the three or nine months ended September 30, 2022.

Loans Held for Sale

A summary of the loans held for sale as of September 30, 2023 and December 31, 2022 follows (in thousands):

	September 30, 2023	December 31, 2022
Residential mortgage	$15,981	$12,636
Guaranteed portion of SBA loans	20,410	32,072
Total	$36,391	$44,708

NOTE 4 – SHORT TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

The Company had outstanding advances of $50.0 million and $15.0 million as of September 30, 2023 and December 31, 2022, respectively.

	September 30, 2023		December 31, 2022
Year	Amount	Interest Rates	Amount	Interest Rates
2023	$50,000	5.17%	$15,000	4.33%

Advances from the FHLB are collateralized by investment securities with a market value of $17.5 million and certain commercial and residential real estate mortgage loans totaling $735.7 million under a blanket mortgage collateral agreement. At September 30, 2023, the amount of available credit from the FHLB totaled $426.6 million.

Subordinated Notes

The Company issued $30.0 million of fixed-to-floating rate subordinated notes during the third quarter of 2020, which were recorded net of issuance costs of $0.6 million, that mature June 30, 2030. Beginning on or after June 30, 2025, the Company may redeem the notes, in whole or in part, at their principal amount plus any accrued and unpaid interest. The notes have a fixed interest rate of 5.25% per annum for the first five years. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate (which is expected to be Three-Month Term SOFR) plus 513 basis points. The carrying value of subordinated notes was $29.8 million as of September 30, 2023 and $29.7 million as of December 31, 2022.

NOTE 5– ACCUMULATED OTHER COMPREHENSIVE LOSS

The following were changes in accumulated other comprehensive loss by component, net of tax, for the periods ended September 30, 2023 and 2022 (in thousands):

Unrealized Gains
and Losses
on Available
for Sale
Securities
Nine Months Ended September 30, 2023
Beginning balance	$(50,052)
Other comprehensive loss before reclassification, net of tax	(6,936)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(4)
Net current period other comprehensive loss	(6,940)
Ending Balance	$(56,992)

Nine Months Ended September 30, 2022
Beginning balance	$(1,270)
Other comprehensive loss before reclassification, net of tax	(50,504)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(6)
Net current period other comprehensive loss	(50,510)
Ending Balance	$(51,780)

The following amounts were reclassified out of each component of accumulated other comprehensive income (loss) for the nine months ended September 30, 2023 and 2022 (in thousands). No reclassifications occurred in the three months ended September 30, 2023 or 2022.

			Affected Line Item
Details about Accumulated Other	Nine Months Ended September 30,		in the Statement Where
Comprehensive Income (Loss) Components	2023	2022	Net Income is Presented
Realized gains on available- for-sale securities	$5	$8	Net gain on sale of securities
	(1)	(2)	Income tax expense
	$4	$6	Net of tax

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

The following table sets forth outstanding financial instruments whose contract amounts represent credit risk as of September 30, 2023 and December 31, 2022 (in thousands):

	Contract or notional amount
	September 30, 2023	December 31, 2022
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$1,013,932	$1,112,950
Standby letters of credit	9,331	7,288
Total	$1,023,263	$1,120,238

The Company is party to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims as of September 30, 2023, will not have a material impact on the financial statements of the Company.

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

Interest Rate Swaps

The Company enters into swaps to facilitate customer transactions and meet their financing needs. Upon entering into these transactions the Company enters into offsetting positions with large U.S. financial institutions in order to minimize market risk to the Company. A summary of the Company’s customer related interest rate swaps was as follows (in thousands):

	September 30, 2023		December 31, 2022
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$35,173	$2,250	$35,641	$(2,343)
Pay variable/receive fixed swaps	35,173	(2,250)	35,641	2,343
Total	$70,346	$—	$71,282	$—

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

The net (losses) gains relating to mortgage banking derivative instruments included in mortgage banking income were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Mortgage loan interest rate lock commitments	$(77)	$(870)	$243	$(940)
Mortgage-backed securities forward sales commitments	(10)	350	10	356
Total	$(87)	$(520)	$253	$(584)

The amount and fair value of mortgage banking derivatives included in the consolidated balance sheets were as follows (in thousands):

	September 30, 2023		December 31, 2022
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Included in other assets:
Mortgage loan interest rate lock commitments	$18,889	$249	$19,413	$6
Mortgage-backed securities forward sales commitments	16,750	37	12,500	27

NOTE 8 – REGULATORY CAPITAL REQUIREMENTS

The Company and the Bank are subject to regulatory capital requirements administered by the Federal Reserve and the Bank is also subject to the regulatory capital requirements of the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that could, in that event, have a material adverse effect on the institutions’ financial statements. The relevant regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting principles. The capital classifications of the Company and the Bank are also subject to qualitative judgments by their regulators about components, risk weightings, and other factors. Those qualitative judgments could also affect the capital status of the Company and the Bank and the amount of dividends the Company and the Bank may distribute. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of September 30, 2023, the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

The Company’s and the Bank’s capital amounts and ratios as of September 30, 2023 and December 31, 2022 are presented in the following table (dollars in thousands).

	Actual		Minimum capital requirement (1)		Minimum to be well-capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At September 30, 2023:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$412,219	15.36%	$214,661	8.0%	N/A	N/A
CapStar Bank	399,089	14.85	215,064	8.0	$268,830	10%
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	358,912	13.38	160,996	6.0	N/A	N/A
CapStar Bank	375,548	13.97	161,298	6.0	215,064	8.00
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	358,912	13.38	120,747	4.5	N/A	N/A
CapStar Bank	359,048	13.36	120,974	4.5	174,740	6.50
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	358,912	11.08	129,591	4.0	N/A	N/A
CapStar Bank	375,548	11.60	129,533	4.0	161,916	5.00

At December 31, 2022:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$410,704	14.51%	$226,491	8.0%	N/A	N/A
CapStar Bank	402,453	14.22	226,407	8.0	$283,009	10%
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	356,913	12.61	169,868	6.0	N/A	N/A
CapStar Bank	378,328	13.37	169,805	6.0	226,407	8.00
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	356,913	12.61	127,401	4.5	N/A	N/A
CapStar Bank	361,828	12.79	127,354	4.5	183,956	6.50
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	356,913	11.40	125,202	4.0	N/A	N/A
CapStar Bank	378,328	12.10	125,089	4.0	156,361	5.00

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

NOTE 9 – EARNINGS PER SHARE

The following is a summary of the basic and diluted earnings per share calculation for the three and nine month periods ended September 30, 2023 and 2022 (in thousands except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Basic net income per share calculation:
Numerator – Net income	$8,925	$8,039	$23,175	$28,686
Denominator – Average common shares outstanding	20,808,677	21,938,259	21,142,177	22,051,950
Basic net income per share	$0.43	$0.37	$1.10	$1.30
Diluted net income per share calculation:
Numerator – Net income	$8,925	$8,039	$23,175	$28,686
Denominator – Average common shares outstanding	20,808,677	21,938,259	21,142,177	22,051,950
Dilutive shares contingently issuable	15,294	49,826	30,535	52,737
Average diluted common shares outstanding	20,823,971	21,988,085	21,172,712	22,104,687
Diluted net income per share	$0.43	$0.37	$1.09	$1.30

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

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Appraisals may be adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and/or management’s expertise and knowledge of the collateral. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The Company had no other real estate owned carried at fair value at September 30, 2023 or December 31, 2022.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair value measurements at September 30, 2023
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U. S. government agency securities	$11,272	$—	$11,272	$—
State and municipal securities	64,901	—	64,901	—
Mortgage-backed securities	216,905	—	216,905	—
Asset-backed securities	3,099	—	3,099	—
Other debt securities	57,847	—	57,847	—
Loans held for sale	15,981	—	15,981	—
Derivative assets:
Interest rate swaps - customer related	2,250	—	2,250	—
Mortgage loan interest rate lock commitments	249	—	—	249
Mortgage-backed securities forward sales commitments	37	—	37	—
Liabilities:
Derivative liabilities:
Interest rate swaps - customer related	(2,250)	—	(2,250)	—

	Fair value measurements at December 31, 2022
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U. S. government agency securities	$12,902	$—	$12,902	$—
State and municipal securities	68,312	—	68,312	—
Mortgage-backed securities	244,828	—	244,828	—
Asset-backed securities	3,270	—	3,270	—
Other debt securities	67,104	—	67,104	—
Loans held for sale	12,636	—	12,636	—
Derivative assets:
Interest rate swaps - customer related	2,343	—	2,343	—
Mortgage loan interest rate lock commitments	6	—	—	6
Mortgage-backed securities forward sales commitments	27	—	27	—
Liabilities:
Derivative liabilities:
Interest rate swaps - customer related	(2,343)	—	(2,343)	—

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30, 2023 and 2022 (in thousands):

	Mortgage Loan Interest Rate
	Lock Commitments
	2023	2022

Balance of recurring Level 3 assets at January 1st	$6	$696
Total gains or losses for the period:
Included in mortgage banking income	243	(940)
Balance of recurring Level 3 assets at September 30th	$249	$(244)

The following table presents quantitative information about recurring Level 3 fair value measurements (dollars in thousands):

				Range
	Fair	Valuation		(Weighted-
September 30, 2023	Value	Technique(s)	Unobservable Input(s)	Average)
Assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	$249	Consensus pricing	Origination pull-through rate	80% - 100% (95%)

				Range

	Fair	Valuation		(Weighted-
December 31, 2022	Value	Technique(s)	Unobservable Input(s)	Average)
Assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	$6	Consensus pricing	Origination pull-through rate	80% - 100% (94%)

Assets measured at fair value on a nonrecurring basis as of September 30, 2023 and December 31, 2022 are summarized below (in thousands).

Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(level 1)	(level 2)	(level 3)
Fair value measurements at September 30, 2023
Assets:
Individually evaluated loans:
Commercial and industrial	$2,546	—	—	$2,546
Fair value measurements at December 31, 2022
Assets:
Impaired loans:
Commercial and industrial	$3,169	—	—	$3,169

The following table presents quantitative information about September 30, 2023 and December 31, 2022 Level 3 fair value measurements for assets measured at fair value on a non-recurring basis (dollars in thousands):

				Range
	Fair	Valuation		(Weighted-
September 30, 2023	Value	Technique(s)	Unobservable Input(s)	Average)
Individually evaluated loans:
Commercial and industrial	$2,546	Income approach	Fair value discount	10%

December 31, 2022
Impaired loans:
Commercial and industrial	$3,069	Sales comparison approach	Appraisal discounts	10%
Commercial and industrial	100	Income approach	Fair value discount	9%

Fair Value of Financial Instruments

The carrying value and estimated fair values of the Bank’s financial instruments at September 30, 2023 and December 31, 2022 were as follows (in thousands):

	September 30, 2023		December 31, 2022
	Carrying		Carrying		Fair value
	amount	Fair value	amount	Fair value	level of input
Financial assets:
Cash and due from banks, interest-bearing deposits in financial institutions	$343,479	$343,479	$130,838	$130,838	Level 1
Federal funds sold	8,914	8,914	4,467	4,467	Level 1
Securities available-for-sale	354,024	354,024	396,416	396,416	Level 2
Securities held-to-maturity	—	—	1,240	1,240	Level 2
Loans held for sale	36,391	37,945	44,708	46,585	Level 2
Restricted equity securities	13,441	N/A	16,632	N/A	N/A
Loans held for investment	2,292,241	2,225,995	2,312,798	2,265,617	Level 3
Accrued interest receivable	12,299	12,299	10,511	10,511	Level 2
Other assets	94,350	94,350	93,230	93,230	Level 2 / Level 3
Financial liabilities:
Deposits	2,796,680	2,789,811	2,679,819	2,659,822	Level 2
Subordinated notes and Federal Home Loan bank advances and other borrowings	79,766	79,734	44,666	43,831	Level 2
Other liabilities	10,698	10,698	4,605	4,605	Level 3

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

(c) Loans Held for Sale

Loans held for sale include residential mortgage loans, the guaranteed portion of SBA loans, and Tri-Net loans. The fair value of residential mortgage and SBA loans held for sale is measured using an exit price notion. The fair value of Tri-Net loans held for sale is measured using an exit price notion in as much as observable market data is available. Where there is no observable market data, the fair value of Tri-Net loans held for sale is estimated using discounted cash flow models. There were no Tri-Net loans held for sale as of September 30, 2023 or December 31, 2022.

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

NOTE 11 – SUBSEQUENT EVENTS

On October 26, 2023, Old National Bancorp (NASDAQ: ONB) (“Old National”) and the Company entered into a definitive merger agreement for Old National to acquire CapStar in an all-stock transaction with an aggregate value of approximately $344 million, or $16.64 per share of CapStar common stock, based on Old National’s 30-day volume weighted average closing stock price ending October 25, 2023. Under the terms of the merger agreement, shareholders of the Company will receive, in respect of each share of common stock of the Company held by them, 1.155 shares of common stock of ONB. The closing of the transaction is subject to both regulatory and CapStar shareholder approval. Effective October 27, 2023, the Company terminated its share repurchase program previously approved on May 25, 2023, which had authorized the Company to repurchase up to $20 million of shares of common stock through January 31, 2024. The Company had repurchased $3.5 million under the plan through termination date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of our financial condition at September 30, 2023 and December 31, 2022 and our results of operations for the three and nine months ended September 30, 2023 and 2022. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the consolidated financial statements. The following discussion and analysis should be read along with our consolidated financial statements and the related notes in Part I - Item 1 of this Report, "Cautionary Note Regarding Forward-Looking Statements" and the risk factors discussed in our 2022 10-K and referenced in Part II, Item 1.A. of this Report and the other reports we have filed with the SEC after we filed our 2022 10-K. Annualized results for interim periods may not be indicative of results for the full year or future periods.

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

Overview

The third quarter of 2023 resulted in $0.43 diluted net income per share of common stock, an increase of 16.2% compared to the third quarter of 2022. Annualized return on average assets was 1.10% for the third quarter of 2023 compared to 1.01% for the same period in 2022.

For the nine months ended September 30, 2023, diluted net income per share of common stock was $1.09, a decrease of 16.2% compared to the same period in 2022. Annualized return on average assets was 0.97% for the nine months ended September 30, 2023 compared to 1.22% for the same period in 2022.

At September 30, 2023, loans held for investment decreased to $2.29 billion, as compared to $2.31 billion at December 31, 2022. Total deposits increased to $2.80 billion at September 30, 2023 from $2.68 billion at December 31, 2022.

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

Net interest income decreased $5.2 million, or 20.3%, for the three months ended September 30, 2023, compared to the same period in 2022 and decreased $5.0 million or 7.0% for the nine months ended September 30, 2023 compared to the same period in 2022. Net interest margin decreased to 2.71% for the three months ended September 30, 2023, compared with 3.50% for the same period of 2022 and decreased to 3.0% for the nine months ended September 30, 2023 from 3.29% for the same period in 2022. The decrease in net interest margin was attributable to the rising rate environment over the last 12 months as deposits repriced more quickly than loans.

The three months ended September 30, 2023 yielded a $1.6 million recovery of credit loss expense compared to $0.9 million provision for credit loss expense for the comparable period of 2022 and an expense of $0.9 million for the nine months ended September 30, 2023 compared to $0.9 million for the same period of 2022. The provision for the nine months ended September 30, 2023 largely reflects the $2.0 million provision expense related to the Signature Bank ("Signature") subordinated debt in available-for-sale debt securities in the first quarter of 2023 offset by the $1.6 million recovery in the third quarter driven by a decrease in loan volume as well as an improvement in unemployment rates which influence the CECL model.

Total noninterest income for the third quarter of 2023 increased $3.0 million, or 91.9%, compared with the same period in 2022, and comprised 24% of total revenues. Noninterest income for the nine months ended September 30, 2023 increased $0.5 million or 2.9% when compared to the same period in 2022 and comprised 22% of revenues. The increase of the three months ended September 30, 2023 versus the same period in 2022 is primarily attributable to Tri-Net losses in the three months ended September 30, 2022. The increase for the nine months ended September 30, 2023 versus the same period in 2022 is primarily attributable to an increase in SBA lending revenue offset by a decline in mortgage banking income.

Total noninterest expense for the three months ended September 30, 2023 decreased $0.9 million, or 4.8%, compared to the same period in 2022 and increased $2.6 million or 4.9% for the nine months ended September 30, 2023 compared to the same period in 2022. For both periods, salaries and benefits expense increased as well as data processing and software, professional service, and regulatory expenses. The third quarter of 2022 included a wire fraud loss and operational loss totaling $2.2 million. A recovery of the wire fraud loss was realized in the third quarter of 2023 in the amount of $0.5 million. Our efficiency ratio for the three months ended September 30, 2023 was 64.07% compared to 62.21% for the same period in 2022 and 65.11% for the nine months ended September 30, 2023 compared to 59.01% for the same period in 2022.

Common equity tier 1 capital to risk weighted assets, summarized in Note 8 of the consolidated financial statements, is a useful measure in evaluating the quality and adequacy of capital. Our consolidated ratio of common equity tier 1 capital to risk weighted assets was

13.38% as of September 30, 2023, compared with 12.61% at December 31, 2022.

Recent Events

On October 26, 2023, Old National and the Company entered into a definitive merger agreement for Old National to acquire CapStar in an all-stock transaction with an aggregate value of approximately $344 million, or $16.64 per share of CapStar common stock, based on Old National’s 30-day volume weighted average closing stock price ending October 25, 2023. Under the terms of the agreement, shareholders of the Company will receive, in respect of each share of common stock of the Company held by them, 1.155 shares of common stock of ONB. The closing of the transaction is subject to both regulatory and CapStar shareholder approval.

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

Note 1 to the consolidated financial statements includes additional information on accounting policies related to the ACL.

Results of Operations

The following is a summary of our results of operations:

			2023 - 2022			2023 - 2022
	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Increase	September 30,		Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
Interest income	$41,264	$30,454	35.5%	$116,334	$79,728	45.9%
Interest expense	20,895	4,901	326.3%	50,175	8,595	483.8%
Net interest income	20,369	25,553	(20.3)%	66,159	71,133	(7.0)%
(Recovery of) provision for credit losses	(1,561)	867	100.0%	903	926	(2.5)%
Net interest income after provision for loan losses	21,930	24,686	(11.2)%	65,256	70,207	(7.1)%
Noninterest income	6,278	3,272	91.9%	18,765	18,237	2.9%
Noninterest expense	17,072	17,931	(4.8)%	55,298	52,740	4.9%
Net income before income taxes	11,136	10,027	11.1%	28,723	35,704	(19.6)%
Income tax expense	2,211	1,988	11.2%	5,548	7,018	(20.9)%
Net income	$8,925	$8,039	11.0%	$23,175	$28,686	(19.2)%

Basic net income per share of common stock	$0.43	$0.37	16.2%	$1.10	$1.30	(15.4)%
Diluted net income per share of common stock	$0.43	$0.37	16.2%	$1.09	$1.30	(16.2)%

Annualized return on average assets and annualized return on average shareholders’ equity were 1.10% and 10.18%, respectively, for the third quarter of 2023, compared with 1.01% and 8.76%, respectively, for the same period in 2022.

Annualized return on average assets and annualized return on average shareholders’ equity were 0.97% and 8.85%, respectively, for the nine months ended September 30, 2023, compared with 1.22% and 10.41%, respectively, for the same period in 2022.

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

The following tables set forth the amount of our average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the three and nine month periods ended September 30, 2023 and 2022:

	For the Three Months Ended September 30,
	2023			2022
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$2,332,622	$35,157	5.98%	$2,241,355	$26,128	4.62%
Loans held for sale	34,625	284	3.25%	94,811	1,207	5.05%
Securities:
Taxable investment securities (2)	328,666	2,264	2.76%	396,358	2,181	2.20%
Investment securities exempt from federal income tax (3)	52,059	301	2.93%	54,575	314	2.92%
Total securities	380,725	2,565	2.78%	450,933	2,495	2.29%
Cash balances in other banks	242,700	3,218	5.26%	120,624	617	2.03%
Funds sold	2,012	40	7.89%	755	7	3.65%
Total interest-earning assets	2,992,684	41,264	5.48%	2,908,478	30,454	4.17%
Noninterest-earning assets	238,054			238,363
Total assets	$3,230,738			$3,146,841
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$915,604	6,672	2.89%	$821,545	1,205	0.58%
Savings and money market deposits	597,310	4,393	2.92%	709,591	1,603	0.90%
Time deposits	831,791	8,777	4.19%	462,036	1,332	1.14%
Total interest-bearing deposits	2,344,705	19,842	3.36%	1,993,172	4,140	0.82%
Borrowings and repurchase agreements	79,746	1,053	5.24%	88,584	761	3.41%
Total interest-bearing liabilities	2,424,451	20,895	3.42%	2,081,756	4,901	0.93%
Noninterest-bearing deposits	415,651			666,096
Total funding sources	2,840,102			2,747,852
Noninterest-bearing liabilities	42,841			34,851
Shareholders’ equity	347,795			364,138
Total liabilities and shareholders’ equity	$3,230,738			$3,146,841
Net interest spread (4)			2.06%			3.23%
Net interest income/margin (5)		$20,369	2.71%		$25,553	3.50%

Footnotes appear below second table.

	For the Nine Months Ended September 30,
	2023			2022
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$2,357,260	$101,453	5.75%	$2,131,159	$68,481	4.30%
Loans held for sale	33,763	762	3.02%	99,749	2,995	4.01%
Securities:
Taxable investment securities (2)	344,726	6,728	2.60%	413,229	6,187	2.00%
Investment securities exempt from federal income tax (3)	53,112	923	2.93%	55,798	958	2.90%
Total securities	397,838	7,651	2.65%	469,027	7,145	2.10%
Cash balances in other banks	166,563	6,305	5.06%	189,681	1,076	0.76%
Funds sold	3,026	163	7.20%	9,547	31	0.43%
Total interest-earning assets	2,958,450	116,334	5.27%	2,899,163	79,728	3.69%
Noninterest-earning assets	234,433			243,822
Total assets	$3,192,883			$3,142,985
Interest-Bearing Liabilities
Interest-bearing deposits:
Interest-bearing transaction accounts	$842,880	14,092	2.24%	$895,097	2,279	0.34%
Savings and money market deposits	624,189	10,906	2.34%	680,331	2,401	0.47%
Time deposits	788,795	21,713	3.68%	393,594	2,271	0.77%
Total interest-bearing deposits	2,255,864	46,711	2.77%	1,969,022	6,951	0.47%
Borrowings and repurchase agreements	89,639	3,464	5.17%	63,099	1,644	3.50%
Total interest-bearing liabilities	2,345,503	50,175	2.86%	2,032,121	8,595	0.57%
Noninterest-bearing deposits	454,323			707,084
Total funding sources	2,799,826			2,739,205
Noninterest-bearing liabilities	42,890			35,396
Shareholders’ equity	350,167			368,384
Total liabilities and shareholders’ equity	$3,192,883			$3,142,985
Net interest spread (4)			2.41%			3.12%
Net interest income/margin (5)		$66,159	3.00%		$71,133	3.29%

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

	Three Months Ended September 30, 2023			Nine Months Ended September 30, 2023
	Compared to 2022 Increase (Decrease) Due to Changes In			Compared to 2022 Increase (Decrease) Due to Changes In
	Volume	Rate	Net	Volume	Rate	Net
Interest-Earning Assets
Loans	$1,097	$7,932	$9,029	$7,891	$25,081	$32,972
Loans held for sale	(591)	(332)	(923)	(1,626)	(607)	(2,233)
Securities:
Taxable investment securities	(169)	252	83	(668)	1,209	541
Investment securities exempt from federal income tax	(14)	1	(13)	(45)	10	(35)
Total securities	(183)	253	70	(713)	1,219	506
Cash balances in other banks	1,011	1,590	2,601	(115)	5,344	5,229
Funds Sold	19	14	33	(6)	138	132
Total interest-earning assets	1,353	9,457	10,810	5,431	31,175	36,606

Interest-Bearing Liabilities
Interest-bearing transaction accounts	153	5,314	5,467	(125)	11,938	11,813
Savings and money market deposits	(212)	3,002	2,790	(180)	8,685	8,505
Time deposits	1,714	5,731	7,445	4,081	15,361	19,442
Borrowings and repurchase agreements	(67)	359	292	849	971	1,820
Total interest-bearing liabilities	1,588	14,406	15,994	4,625	36,955	41,580
Net Interest Income	$(235)	$(4,949)	$(5,184)	$806	$(5,780)	$(4,974)

The net interest margin was 2.71% and 3.50% for the third quarters of 2023 and 2022, respectively. The nine months ended September 30, 2023 had a net interest margin of 3.00% compared to 3.29% for the same period in 2022. The decrease in net interest margin for both periods was primarily due to the rising rate environment over the past 12 months as deposits repriced more quickly than loans.

The increase in market interest rates over the past year, with the federal funds rate rising to 5.50% as of September 30, 2023 versus 3.25% as of September 30, 2022, contributed to a decline in average non-interest bearing deposits and interest bearing transaction accounts, as shown in the tables above, offset by an increase in time deposits.

Average non-interest bearing deposits represented 15.1% of total deposits for the quarter ended September 30, 2023 compared to 25.0% for the quarter ending September 30, 2022, offset by an increase in higher cost time deposits. Similarly, average non-interest bearing deposits represented 16.8% of total deposits for the nine months ended September 30, 2023 compared to 26.4% for the same period of 2022. Deposit costs increased across all interest-bearing account types.

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

For the three months ended September 30, 2023, there was a recovery of expense of $1.6 million compared to an expense of $0.9 million for the comparable period in 2022. For the nine months ended September 30, 2023, there was a provision expense of $0.9 million, which included a $2.0 million provision expense on the Signature subordinated debt in available-for-sale debt securities, compared to $0.9 million for the comparable period in 2022.

The recovery of credit losses on loans was $1.0 million and $0.5 million for the three and nine month periods ended September 30, 2023, respectively, compared to provisions of $0.9 million for the comparable periods in 2022. Net charge-offs for the three and nine months ended September 30, 2023 were $350 thousand and $699 thousand, respectively, compared to $120 thousand and $193 thousand for the three and nine comparable periods of 2022, respectively. Our ACL on loans at September 30, 2023 was 1.05% of total loans held for investment compared to 1.03% as of December 31, 2022. The recovery of provision during the third quarter of 2023 is largely driven by a decrease in loan volume as well as an improvement in economic metrics such as forecasted unemployment rates.

A recovery of provision of $0.5 million and $0.7 million related to unfunded commitments was recorded in the three and nine months ended September 30, 2023, respectively, related to the decrease in unfunded balances, changes in their composition, and other qualitative factors. The related ACL as a percentage of unfunded commitments decreased to 0.39% as of September 30, 2023 compared to 0.44% as of CECL adoption on January 1, 2023.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

			2023 - 2022			2023 - 2022
	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Increase	September 30,		Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
Noninterest income:
Deposit service charges	$1,347	$1,251	7.7%	$3,979	$3,575	11.3%
Interchange and debit card transaction fees	1,195	1,245	(4.0)%	3,293	3,803	(13.4)%
Mortgage banking	749	765	(2.1)%	2,997	4,436	(32.4)%
Tri-Net	19	(2,059)	(100.9)%	46	39	17.9%
Wealth management	441	385	14.5%	1,241	1,284	(3.3)%
SBA lending	531	560	(5.2)%	2,599	1,054	146.6%
Net gain on sale of securities	—	7	(100.0)%	5	8	(37.5)%
Other noninterest income	1,996	1,118	78.5%	4,605	4,038	14.0%
Total noninterest income	$6,278	$3,272	91.9%	$18,765	$18,237	2.9%

Deposit service charges increased for the three and nine months ended September 30, 2023 compared to the same periods in 2022. These amounts originate from our commercial and consumer deposit accounts.

Interchange and debit card transaction fees fluctuate based upon transaction volumes, which were lower for the three and nine months ended September 30, 2023 compared to the same period in 2022.

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

Tri-Net represents a line of business which generally originates and sells commercial real estate loans to third-party investors. All of these loan sales transfer servicing rights to the buyer. Tri-Net activity remained limited in 2023 as the Company assessed market pricing. Comparatively, in the second and third quarters of 2022, the Company transferred a cumulative $131.1 million of Tri-Net loans from loans held for sale to loans held for investment due to the adverse impact of rapidly rising interest rates on pricing and investor demand. This resulted in a $1.3 million realized loss on sale of loans and a $2.2 million unrealized loss on loans transferred to held for investment, partially offset by a $1.6 million gain on its hedge instruments in the three months ended September 30, 2022. For the nine months ended September 30, 2022, Tri-Net results included a $1.3 million realized loss on sale of loans and a $2.4 million unrealized loss on loans transferred to held for investment, partially offset by a $1.6 million gain on its hedge instruments.

Noninterest income for SBA lending, which represents gains on sales of guaranteed portions of SBA loans, increased for the nine month period ended September 30, 2023 when compared to the same period in 2022 as the Company expanded the SBA team in the fourth quarter of 2022. Income for the three month periods remained relatively stable.

Other noninterest income primarily consists of loan related fees, bank-owned life insurance, and other service-related fees. The three months ended September 30, 2023 had increased servicing income and Small Business Investment Company (SBIC) income when compared to the same period in 2022 as well as a $0.4 million death benefit income from bank-owned life insurance. When comparing the nine months ended September 30, 2023 to the same period in 2022, servicing income and SBIC income are increased while death benefit income from bank-owned life insurance decreased $0.5 million when compared to 2022.

Noninterest Expense

The following table presents the primary components of noninterest expense for the periods indicated.

			2023 - 2022			2023 - 2022
	Three Months Ended		Percent	Nine Months Ended		Percent
	September 30,		Increase	September 30,		Increase
	2023	2022	(Decrease)	2023	2022	(Decrease)
Noninterest expense:
Salaries and employee benefits	$9,573	$8,712	9.9%	$30,447	$28,191	8.0%
Data processing and software	3,245	2,861	13.4%	9,750	8,355	16.7%
Occupancy	1,161	1,092	6.3%	3,451	3,266	5.7%
Equipment	591	743	(20.5)%	2,087	2,235	(6.6)%
Professional services	674	468	44.0%	2,361	1,653	42.8%
Regulatory fees	435	269	61.7%	1,267	814	55.7%
Amortization of intangibles	352	415	(15.2)%	1,104	1,291	(14.5)%
Other operating	1,041	3,371	(69.1)%	4,831	6,935	(30.3)%
Total noninterest expense	$17,072	$17,931	(4.8)%	$55,298	$52,740	4.9%

Salaries and employee benefits expense increased for the three and nine months ended September 30, 2023 compared to the same periods in 2022. This is partially due to the $0.8 million voluntary executive incentive reversals in the third quarter of 2022 following two operational loss incidents. At September 30, 2023, our associate base decreased to 366 compared to 387 at September 30, 2022.

Regulatory fees expenses increased for the three and nine months ended September 30, 2023 compared to the same periods in 2022 as the FDIC increased assessment rates in the current year.

Other operating noninterest expenses in 2022 include the $2.2 million aforementioned operation loss incidents which were recorded in the third quarter of 2022. Comparatively, $0.5 million of this loss was recovered in the third quarter of 2023.

Our efficiency ratio was 64.07% and 62.21% for the three months ended September 30, 2023 and 2022, respectively, and 65.11% and 59.01% for the nine months ended September 30, 2023 and 2022, respectively, with the increase being driven by the aforementioned noninterest expense factors combined with a decline in total revenue for the three and nine months ended September 30, 2023 when compared to the same periods of 2022. The efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income and measures the amount of expense that is incurred to generate a dollar of revenue.

Income Tax Provision

The Company’s effective tax rate for the three month period ended September 30, 2023 remained relatively stable at 19.9% compared to 19.8% for the three month period ended September 30, 2022 and decreased slightly from 19.7% to 19.3% for the nine months ended September 30, 2023 compared to the same period in 2022.

The effective tax rate for the three and nine months ended September 30, 2023 compared favorably versus the statutory tax rate due to our investments in qualified municipal securities, tax benefits from our real estate investment trust, company owned life insurance, state tax credits, net of the effect of certain non-deductible expenses and the recognition of excess tax benefits related to stock compensation.

Financial Condition

Balance Sheet

Total assets increased $147.4 million, or 4.7%, from $3.12 billion on December 31, 2022 to $3.26 billion on September 30, 2023. Loans held for investment declined $20.6 million, or 0.9% when compared to December 31, 2022. Loans held for sale decreased $8.3 million, or 18.6%, when compared to December 31, 2022.

Total liabilities increased $155.9 million, or 5.6%, from $2.76 billion on December 31, 2022 to $2.92 billion on September 30, 2023. Deposits increased $116.9 million, or 4.4%.

Loans

The composition of loans at September 30, 2023 and December 31, 2022 and the percentage of each classification to total loans are summarized as follows:

	September 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Commercial real estate - owner occupied	$280,273	12.2%	$246,109	10.7%
Commercial real estate - non-owner occupied	799,084	34.8%	803,611	34.7%
Consumer real estate	429,028	18.7%	402,615	17.4%
Construction and land development	205,486	9.0%	229,972	9.9%
Commercial and industrial	485,028	21.2%	496,347	21.5%
Consumer	50,860	2.2%	53,382	2.3%
Other	42,482	1.9%	80,762	3.5%
Total loans	$2,292,241	100.0%	$2,312,798	100.0%

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

At September 30, 2023, our loan portfolio composition remained relatively consistent versus December 31, 2022. Our loan growth since inception has been reflective of the target market that we serve with commercial real estate loans making up 47% of the portfolio. The repayment of owner-occupied properties is largely dependent on the operations of the tenant, while non-owner occupied properties is dependent upon the operation, refinance, or sale of the underlying real estate.

Non-Performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows:

	September 30, 2023	December 31, 2022
Non-accrual loans:
Commercial real estate - owner occupied	$113	$4,982
Commercial real estate - non-owner occupied	450	—
Consumer real estate	1,871	456
Construction and land development	5	8
Commercial and industrial	2,229	4,065
Consumer	1,762	54
Other	—	—
PCI (Under incurred loss methodology)	—	1,149
Total non-accrual loans	$6,430	$10,714

Non-performing loans	6,430	10,714
Other real estate owned	11	—
Non-performing assets	$6,441	$10,714

Non-performing loans to loans held for investment	0.28%	0.46%
Non-performing assets to total assets	0.20%	0.34%

Non-performing loans to total loans decreased to 0.28% at September 30, 2023 compared to 0.46% at December 31, 2022 as two large relationships returned to accrual status based on positive financial performance and timely payments.

Allocation of ACL

	September 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Commercial real estate - owner occupied	$2,346	9.7%	$1,967	8.2%
Commercial real estate - non-owner occupied	6,525	27.1%	5,967	25.1%
Consumer real estate	3,730	15.4%	3,153	13.2%
Construction and land development	3,299	13.7%	3,830	16.1%
Commercial and industrial	5,755	23.8%	7,654	32.2%
Consumer	1,772	7.3%	430	1.8%
Other	730	3.0%	805	3.4%
Total loans	$24,157	100.00%	$23,806	100.00%

Securities

The composition of securities at September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale:
U. S. government agency securities	$13,175	$11,272	$14,537	$12,902
State and municipal securities	74,807	64,901	77,562	68,312
Mortgage-backed securities	277,630	216,905	300,488	244,828
Asset-backed securities	3,189	3,099	3,332	3,270
Other debt securities	64,642	57,847	70,542	67,104
Total	$433,443	$354,024	$466,461	$396,416
Securities held-to-maturity:
State and municipal securities	$—	$—	$1,240	$1,240
Total	$433,443	$354,024	$467,701	$397,656

Our investment securities had a fair value of $354.0 million at September 30, 2023 compared to $397.7 million at December 31, 2023. The Company recorded a provision for credit loss on available-for-sale securities and a corresponding ACL of $2.0 million during the first quarter of 2023 related to ownership in Signature subordinated debt securities which, following

Signature's first quarter failure, were deemed to have significant credit losses and no probable recovery. The Company has performed an assessment of its corporate debt securities which is largely made up of other financial institution investment grade subordinated debt based on various factors including liquidity and soundness of the underlying financial institution and credit rating and no other such credit losses are expected to be present in the Company's portfolio as of September 30, 2023.

Deposits

The composition of deposits at September 30, 2023 and December 31, 2022 and the percentage of each classification to total deposits are summarized as follows:

	September 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent
Noninterest-bearing	$432,203	15.5%	$512,076	19.1%
Interest-bearing	947,998	33.9%	749,857	28.0%
Savings and money market accounts	618,609	22.1%	709,190	26.5%
Time	797,870	28.5%	708,696	26.4%
Total deposits	$2,796,680	100.0%	$2,679,819	100.0%

Deposits have increased $116.9 million or, 17.3% when annualized, to $2.80 billion as of September 30, 2023 compared to December 31, 2022. This increase is driven by our interest-bearing transaction accounts and time deposit accounts and partially offset by decreases in our non-interest bearing and savings and money market accounts.

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

At September 30, 2023, our EAR static simulation results indicated that our net interest income over the next year is estimated to benefit modestly from further rate increases while being adversely impacted by falling interest rates. This indicates that our assets generally reprice faster than our liabilities, which results in a favorable impact to net interest income when market interest rates increase and an unfavorable impact to net interest income when market interest rates decline. Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity, and key rate drivers. Because of the inherent use of these estimates and assumptions in the model, our actual results may, and most likely will, differ from our static EAR results. In addition, static EAR results do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates or client behavior. For example, as part of our asset/liability management strategy, management has the ability to increase asset duration and/or decrease liability duration in order to reduce asset sensitivity, or to decrease asset duration and/or increase liability duration in order to increase asset sensitivity.

The following table illustrates the results of our EAR analysis regarding the extent to which our net interest income over the next 12 months would change if prevailing interest rates increased or decreased immediately by the specified amounts.

Net interest income change
Increase 300bp	9.6%
Increase 200bp	5.5%
Increase 100bp	2.6
Decrease 100bp	(3.0)
Decrease 200bp	(5.5)
Decrease 300bp	(7.5)

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

Overall liquidity sources total $1.7 billion as of September 30, 2023. Our most liquid assets are comprised of cash and due from banks, interest-bearing deposits in financial institutions, available-for-sale marketable investment securities and federal funds sold. Interest-bearing deposits in financial institutions totaled $322.1 million at September 30, 2023, representing an increase of $216.5 million from December 31, 2022. The fair value of the available-for-sale investment portfolio was $354.0 million at September 30, 2023, a decrease of $42.4 million from December 31, 2022. We pledge portions of our investment securities portfolio to secure public fund deposits, derivative positions and Federal Home Loan Bank advances. At September 30, 2023, total investment securities pledged for these purposes comprised 53% of the estimated fair value of the investment portfolio, leaving $167.2 million of unpledged securities. Other sources of funds available to meet daily needs include $424.6 million of borrowing capacity from the FHLB of Cincinnati, $302.2 million of borrowing capacity from the Federal Reserve Bank of Atlanta’s discount window and federal funds lines with correspondent banks totaling $115.0 million at September 30, 2023. We also have the ability to issue an additional $218.0 million of brokered CDs based on internal limits and $62.6 million of additional funding capacity through the Federal Reserve's Bank Term Funding Program.

The Company has a diversified deposit portfolio comprised 88% of customer deposits and 12% of brokered deposits. Correspondent Banking customers account for 11.3% of customer deposits. As of September 30, 2023 66.7% of deposits were insured or collateralized.

We have a large base of non-maturity customer deposits, defined as demand, savings, and money market deposit accounts. At September 30, 2023, such deposits totaled $2.0 billion and represented approximately 71% of our total deposits.

The principal source of cash for CapStar Financial Holdings, Inc. (the “Parent Company”) is dividends paid to it as the sole shareholder of the Bank. At September 30, 2023, the Bank was able to pay up to $98.6 million in dividends to the Parent Company without regulatory approval subject to the ongoing capital requirements of the Bank.

Accordingly, management currently believes that our funding sources are at sufficient levels to satisfy our short-term and long-term liquidity needs.

Capital Resources

At September 30, 2023, shareholders’ equity decreased to $345.6 million compared to December 31 2022 balance of $354.2 million. The decrease was due to other comprehensive loss, share repurchases, dividend payments, and the impact of the CECL adoption on January 1, 2023, offset by net income. As of September 30, 2023, the Company and the Bank were well-capitalized under the regulatory framework for prompt corrective action.

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

The following table presents a reconciliation of the non-GAAP measures referenced above to the most directly comparable U.S. GAAP financial measures.

	For the three months ended		For the nine months ended
	9/30/2023	9/30/2022	9/30/2023	9/30/2022
Annualized pretax preprovision return on assets
Annualized return on assets (GAAP)	1.10%	1.01%	0.97%	1.22%
Effect of income tax and provision expense	0.08%	0.36%	0.27%	0.34%
Annualized pretax preprovision return on assets	1.18%	1.37%	1.24%	1.56%
Effect of operational (recoveries) losses	(0.07)%	0.28%	(0.02)%	0.09%
Effect of the reversal of executive incentives	—	(0.10)%	—	(0.03)%
Adjusted annualized pretax preprovision return on assets	1.11%	1.55%	1.22%	1.62%

Annualized return on tangible common equity
Annualized return on equity (GAAP)	10.18%	8.76%	8.85%	10.41%
Effect of goodwill and other intangibles	1.52%	1.29%	1.32%	1.53%
Return on tangible common equity	11.70%	10.05%	10.17%	11.94%
Effect of operational (recoveries) losses	(0.65)%	2.74%	(0.22)%	0.91%
Effect of the reversal of executive incentives	—	(0.96)%	—	(0.32)%
Adjusted return on tangible common equity	11.05%	11.83%	9.95%	12.53%

Tangible book value per share of common stock
Book value per share of common stock (GAAP)	$16.67	$15.84	$16.67	$15.84
Effect of goodwill and other intangibles	(2.17)	(2.12)	(2.17)	(2.12)
Tangible book value per share of common stock	$14.50	$13.72	$14.50	$13.72

Tangible book value per share of common stock less after-tax unrealized available for sale investment losses
Tangible book value per share of common stock	$14.50	$13.72	$14.50	$13.72
Effect of after-tax unrealized losses	2.83	2.44	2.83	2.44
Tangible book value per share of common stock less after-tax unrealized available for sale investment losses	$17.33	$16.16	$17.33	$16.16

Tangible common equity to tangible assets
Equity to Assets (GAAP)	10.59%	10.97%	10.59%	10.97%
Effect of goodwill and other intangibles	(1.25)%	(1.32)%	(1.25)%	(1.32)%
Tangible common equity to tangible assets	9.34%	9.65%	9.34%	9.65%

Tangible common equity to tangible assets less after-tax unrealized available for sale investment losses
Tangible common equity to tangible assets	9.34%	9.65%	9.34%	9.65%
Effect of after-tax unrealized losses	1.62%	1.52%	1.62%	1.52%
Tangible common equity to tangible assets less after-tax unrealized available for sale investment losses	10.96%	11.17%	10.96%	11.17%

Adjusted annualized noninterest expense as a percentage of average assets
Annualized noninterest expense as a percentage of average assets	2.10%	2.26%	2.32%	2.24%
Effect of operational recoveries (losses)	0.06%	(0.28)%	0.02%	(0.09)%
Effect of the reversal of executive incentives	—	0.10%	—	0.03%
Adjusted annualized noninterest expense as a percentage of average assets	2.16%	2.08%	2.34%	2.18%

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

There have been no material changes in our market risk as of September 30, 2023 from that presented in our 2022 10-K. Information about our interest rate sensitivity is included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Simulation Sensitivity Analysis” of this Report and incorporated herein by this reference.

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

Items 1A. Risk Factors

For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors disclosed in the "Risk Factors" section of our Annual Report on Form 10-K for the year ended December 31, 2022.

As a result of the Company entering into the merger agreement with Old National, certain additional risk factors have been identified:

Failure to complete the merger could negatively impact the Company.

If the merger is not completed for any reason, there may be various adverse consequences and the Company may experience negative reactions from the financial markets and from its customers and employees. For example, the Company’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the merger, without realizing any of the anticipated benefits of completing the merger. Additionally, if the merger agreement is terminated, the market price of the Company common stock could decline to the extent that current market prices reflect a market assumption that the merger will be beneficial and will be completed. The Company also could be subject to litigation related to any failure to complete the merger or to proceedings commenced against the Company to perform its obligations under the merger agreement. If the merger agreement is terminated under certain circumstances, the Company may be required to pay a termination fee of $11.25 million to Old National.

Additionally, the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the merger agreement, as well as the costs and expenses of preparing, filing, printing, and mailing the proxy statement/prospectus, and all filing and other fees paid in connection with the merger. If the merger is not completed, the Company would have to pay these expenses without realizing the expected benefits of the merger.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the merger.

Before the merger and the subsequent merger of CapStar Bank and Old National Bank may be completed, various approvals, consents and non-objections must be obtained from certain authorities, including the Board of Governors of the Federal Reserve System and the Office of the Comptroller of the Currency. In determining whether to grant these approvals, such regulatory authorities consider a variety of factors, including the regulatory standing of each party. These approvals could be delayed or not obtained at all, including due to an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally.

The approvals that are granted may impose terms and conditions, limitations, obligations or costs, or place restrictions on the conduct of the combined company’s business or require changes to the terms of the transactions contemplated by the merger agreement. There can be no assurance that regulators will not impose any such conditions, limitations, obligations or restrictions and that such conditions, limitations, obligations or restrictions will not have the effect of delaying the completion of any of the transactions contemplated by the merger agreement, imposing additional material costs on or materially limiting the revenues of the combined company following the merger or otherwise reducing the anticipated benefits of the merger if the merger were consummated successfully within the expected timeframe. In addition, there can be no assurance that any such conditions, terms, obligations or restrictions will not result in the delay or abandonment of the merger. Additionally, the completion of the merger is conditioned on the absence of certain orders, injunctions or decrees by any court or regulatory agency of competent jurisdiction that would prohibit or make illegal the completion of any of the transactions contemplated by the merger agreement.

In addition, despite the parties’ commitments to using their reasonable best efforts to comply with conditions imposed by regulators, under the terms of the merger agreement, neither Old National nor the Company is required to take any action, or agree to any condition or restriction that would reasonably be expected to have a material adverse effect on Old National and its subsidiaries, taken as a whole, after giving effect to the merger (measured on a scale relative to the Company and its subsidiaries, taken as a whole).

The Company will be subject to business uncertainties and contractual restrictions while the merger is pending.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the merger is completed, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. In addition, due to certain restrictions in the merger agreement on the conduct of business prior to completing the merger, we may be unable, during the pendency of the merger to pursue certain actions, even if such actions would prove beneficial, and we may have to forgo certain opportunities we might otherwise pursue.

Shareholder litigation related to the merger could prevent or delay the completion of the merger, result in the payment of damages or otherwise negatively impact the business and operations of the Company.

Shareholders may bring claims in connection with the proposed merger and among other remedies, may seek damages or an injunction preventing the merger from closing. If any plaintiff were successful in obtaining an injunction prohibiting the Company from completing the merger or any other transactions contemplated by the merger agreement, then such injunction may delay or prevent the effectiveness of the merger and could result in costs to the Company, including costs in connection with the defense or settlement of any shareholder lawsuits filed in connection with the merger. Further, such lawsuits and the defense or settlement of any such lawsuits may have an adverse effect on the financial condition and results of operations of the Company.

The merger agreement may be terminated in accordance with its terms and the merger may not be completed.

The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include (1) receipt of Company shareholder approval, (2) the admission for listing on the Nasdaq Stock Exchange of the shares of Old National common stock to be issued in the merger, (3) receipt of required regulatory approvals, including the approval of the Federal Reserve Board and the Office of the Comptroller of the Currency, (4) effectiveness of the registration statement on Form S-4 for the Old National common stock to be issued in the merger, and (5) the absence of any order, injunction, decree or other legal restraint preventing or making illegal the completion of the merger or any of the other transactions contemplated by the merger agreement. Each party’s obligation to complete the merger is also subject to certain additional customary conditions, including (1) relating to the accuracy of the representations and warranties of the other party, (2) performance in all material respects by the other party of its obligations under the merger agreement, (3) absence of a material adverse effect on the other party and (4) receipt by such party of an opinion from its counsel to the effect that the merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. Additionally, Old National’s obligation to close is subject to the Company’s adjusted tangible shareholder’s equity as of the month-end prior to five business days before the closing date exceeding a specified minimum value.

These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the merger may not be completed. In addition, the parties can mutually decide to terminate the merger agreement at any time, before or after the requisite shareholder and shareholder approvals, or Old National or the Company may elect to terminate the merger agreement in certain other circumstances.

Because the market price of Old National common stock may fluctuate, the Company shareholders cannot be certain of the market value of the merger consideration they will receive.

In the merger, each share of Company common stock issued and outstanding immediately prior to the effective time, will be converted into 1.155 shares of Old National common stock. This exchange ratio is fixed and will not be adjusted for changes in the market price of either Old National common stock or the Company common stock. Changes in the price of Old National common stock between now and the time of the merger will affect the value that the Company shareholders will receive in the merger. Neither Old National nor the Company is permitted to terminate the merger agreement as a result of any increase or decrease in the market price of Old National common stock or the Company common stock.

Stock price changes may result from a variety of factors, including general market and economic conditions, changes in Old National’s and the Company’s businesses, operations and prospects, the volatility in the prices of securities in global financial markets, including market prices of Old National, the Company and other banking companies, the effects of regulatory considerations and tax laws, many of which are beyond Old National’s and the Company’s control. Therefore, the Company shareholders will not know the market value of the consideration that they will receive until the effective time.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table shows information relating to the repurchase of shares of common stock by the Company during the three months ended September 30, 2023.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan (1)	Maximum remaining dollar value of shares that may be purchased under the plan
July 1 - July 31	42,683	$13.32	42,683	$18.48 million
August 1 -August 31	57,172	13.96	57,172	$17.68 million
September 1 - September 30	45,255	13.78	40,255	$17.13 million
Total	145,110	$13.71	140,110	$17.13 million

(1)

On May 25, 2023 the board of directors approved an update to the Company’s share repurchase program which authorized the Company to repurchase up to $20 million of shares of common stock after the previous $10 million program was completed. The plan was terminated effective October 27, 2023 as part of events noted in Note 11 - Subsequent events.

Item 5. Other Information

Reference is made to the Company's definitive proxy statement filed with the Securities and Exchange Commission on March 10, 2023 (the “Proxy Statement”) in connection with the Company’s annual meeting of shareholders held on April 19, 2023. On page 37 of the Proxy Statement, under the heading “Executive Compensation – Option Exercises and Stock Vested,” the Company disclosed information concerning the vesting of restricted stock units (RSUs) and performance stock units (PSUs) for Named Executive Officers (NEOs) during the year ended December 31, 2022. The information in the Proxy Statement was based on an estimate made at the time of issuance of the Proxy Statement of performance being achieved at 116.27% of target. That performance metric has now been determined to be at 120% of target rather than 116.27% of target – as a result, we are updating that information - therefore, the Option Exercises and Stock Vested section of the Proxy Statement is hereby deleted in its entirety and replaced with the following:

Option Exercises and Stock Vested

The following table contains information concerning the vesting of RSUs and PSUs during the fiscal year ended December 31, 2022, for the NEOs.

	Option Exercises and Stock Vested

	Stock Awards

	Number of Shares	Value Realized
	Acquired on Vesting	on Vesting
Name (1)	(#) (2)	($) (3)
Timothy K. Schools	21,789	360,712
Michael J. Fowler	685	12,097
Jennie L. O'Bryan	1,142	23,225
Christopher G. Tietz	13,348	227,146
Kenneth E. Webb	377	6,658
Denis J. Duncan	2,504	38,549

(1) Mr. Davis had no shares vest during 2022.

(2) In the Proxy Statement, this column included 2020 PSUs based upon achievement of 116.27% of target based on performance on the relative operational metrics (as of September 30, 2022) and RTSR (as of December 31, 2022). This column now includes updated information that reflects finalized performance metrics of 120% of target.

(3) Calculated by multiplying the close price of the common stock on the Nasdaq Global Select Market on the date of vesting by the number shares of RSUs acquired upon vesting. For Messrs. Schools and Tietz, the amount reported is the aggregate shares vesting from multiple grants of RSUs. The value of the 2020 PSUs is calculated by multiplying the close price of the common stock on the

Nasdaq Global Select Stock on August 8, 2023, by the number of shares acquired on vesting using the performance on the applicable metrics referenced in footnote #2 to this table.

Item 6. Exhibits

Exhibit Number	Description

2.1*

Agreement and Plan of Merger, dated as of October 26, 2023, by and between the Company and Old National (incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on October 31, 2023)

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

10.1

First Amendment to Change in Control Continuity Agreement, dated as of October 26, 2023, by and among the Company, CapStar Bank and Timothy K. Schools (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2023)

10.2

Letter Agreement Amendment to Employment Agreement and Change in Control Continuity Agreement, dated as of October 26, 2023, by and among the Company, CapStar Bank and Kenneth E. Webb (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 31, 2023)

31.1

Certification of Chief Executive Officer of CapStar Financial Holdings, Inc. pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.

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

101

Interactive data files for Capstar Financial Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL: (i) the Consolidated Balance Sheets (unaudited); (ii) the Consolidated Statements of Income (unaudited); (iii) the Consolidated Statements of Comprehensive Income (unaudited); (iv) the Consolidated Statements of Changes in Shareholders’ Equity (unaudited); (v) the Consolidated Statements of Cash Flows (unaudited); and (vi) the Notes to Consolidated Financial Statements (unaudited).

104	The cover page from Capstar Financial Holdings, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 (formatted in Inline XBRL and included in Exhibit 101)

*	Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CAPSTAR FINANCIAL HOLDINGS, INC.

By:	/s/ Michael J Fowler
Michael J. Fowler
Chief Financial Officer (Principal Financial Officer)

Date:	November 3, 2023

By:	/s/ Alison L. Jefferson
Alison L. Jefferson
Controller (Principal Accounting Officer)

Date:	November 3, 2023