Form 10-K
period 2023-12-31
CapStar Financial Holdings, Inc.
filed 2024-03-12
CIK 1676479

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

As of June 30, 2023 the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant was $256,252,717 based on the closing sales price of $12.27 per share as reported on the Nasdaq Global Select Market.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of February 29, 2024
Common Stock, par value $1.00 per share	20,813,615

DOCUMENTS INCORPORATED BY REFERENCE

None.

Table of Contents

Cautionary Note Regarding Forward-looking statements

TERMINOLOGY

The terms “we,” “our,” “us,” “CapStar,” “the Company,” “CSTR” and “CapStar Financial” that appear in this Annual Report on Form 10-K (this “Report”) refer to CapStar Financial Holdings, Inc. and its wholly-owned subsidiary, CapStar Bank, which we sometimes refer to as “CapStar Bank,” “our bank subsidiary,” “the Bank” and “our Bank”. The term “Old National” refers to Old National Bancorp, an Indiana corporation.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements reflect our current views with respect to, among other things, statements relating to the Company’s assets, business, cash flows, condition (financial or otherwise), credit quality, financial performance, liquidity, short and long-term performance goals, prospects, results of operations, strategic initiatives, the benefits, cost and synergies of completed acquisitions or dispositions, and the timing, benefits, costs and synergies of future acquisitions, disposition and other growth opportunities. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “aspire,” “estimate,” “intend,” “plan,” “project,” “projection,” “forecast,” “roadmap,” “goal,” “target,” “would,” and “outlook,” or the negative version of those words or other comparable words of a future or forward-looking nature. Forward-looking statements express only management's beliefs regarding future results or events and are subject to inherent uncertainty, risks and changes in circumstances, many of which are outside of management's control. Uncertainty, risks, changes in circumstances and other factors could cause the Company's actual results to differ materially from those projected in the forward-looking statements. Factors that could cause actual results to differ from those discussed in such forward-looking statements include, but are not limited to: (1) difficulty attracting and retaining highly-effective employees; (2) our ability to successfully execute our business plan; (3) difficulty growing or sustaining deposit and loan balances; (4) changes in consumer preferences, spending and borrowing habits, and demand for our products and services; (5) negative economic and political conditions that adversely affect the general economy, especially in the communities and markets in which we conduct our business, the banking sector housing prices, the real estate market, the job market, consumer confidence, the financial condition of our borrowers and consumer spending habits, which may affect, among other things, the levels of non-performing assets, charge-offs and provision expense; (6) credit risk, including the risk that negative credit quality trends may lead to a deterioration of asset quality, risk that our allowance for credit losses may not be sufficient to absorb actual losses in our loan portfolio, and risk from concentrations within our loan portfolio; (7) market risk, including interest rate and liquidity risk; (8) operational risk, including cybersecurity risk and risk of fraud, data processing system failures, and network breaches; (9) increased competition, including competition from non-bank financial institutions; (10) changes in regulations, laws, taxes, government policies, monetary policies and accounting policies affecting bank holding companies and their subsidiaries; (11) regulatory enforcement actions and adverse legal actions; (12) the potential effects of events beyond our control that may have a destabilizing effect on financial markets and the economy, such as inflation or recession, terrorist activities, wars and other foreign conflicts, climate change, disruptions in our customers’ supply chains, disruptions in transportation, essential utility outages or trade disputes and related tariffs; (13) other economic, competitive, technological, operational, governmental, regulatory, and market factors affecting our operations; and (14) risks relating to our proposed acquisition by Old National Bancorp, including, without limitation, (i) the risk that the proposed merger may not be completed in a timely manner or at all; (ii) the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement; (iii) effect of the announcement or pendency of the proposed merger on the Company’s business relationships, operating results and business generally; (iv) risks that the proposed transaction disrupts current plans and operations of the Company; (v) potential difficulties in retaining the Company’s customers and employees as a result of the proposed transaction; (vi) diversion of management’s attention from ongoing business operations and opportunities; (vii) certain restrictions during the pendency of the proposed transaction that may impact the Company’s ability to pursue certain business opportunities; and (vii) expected cost savings, synergies and other financial benefits from the merger not being realized within the expected time frames and costs or difficulties relating to integration matters being greater than expected. The foregoing factors should not be construed as exhaustive and should be read in conjunction with the section entitled “Risk Factors” included in this Report and in future reports and other documents that we file with the Securities and Exchange Commission. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from our forward-looking statements. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date of this Report, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise, except as required by law. New risks and uncertainties may emerge from time to time, and it is not possible for us to predict their occurrence or how they will affect us.

ii

PART I

ITEM 1. BUSINESS

OVERVIEW

We are a bank holding company that is headquartered in Nashville, Tennessee. We operate primarily through our wholly owned subsidiary, CapStar Bank. CapStar provides traditional banking and other financial services through its 31 bank locations and 360 associates. As of December 31, 2023, we had total assets of $3.1 billion, total deposits of $2.7 billion, total net loans of $2.2 billion, and shareholders’ equity of $361.6 million.

Proposed Acquisition by Old National

On October 26, 2023, Old National and the Company entered into a definitive merger agreement for Old National (the "Old National Merger Agreement") to acquire CapStar in an all-stock transaction with an aggregate value of approximately $344 million, or $16.64 per share of CapStar common stock, based on Old National’s 30-day volume weighted average closing stock price ending October 25, 2023 (the "Merger"). Under the terms of the Old National Merger Agreement, shareholders of the Company will receive, in respect of each share of common stock of the Company held by them, 1.155 shares of common stock of Old National. Following the Merger (on a date to be determined by Old National), CapStar Bank will merge with and into Old National Bank, a wholly-owned subsidiary of Old National, with Old National Bank as the surviving bank (the "Bank Merger"). On February 21, 2024, the Company disclosed that the Board of Governors of the Federal Reserve System approved the Merger and the Office of the Comptroller of the Currency approved the Bank Merger. On February 29, 2024, the Company's shareholders approved the Merger at a special meeting.

Business Highlights

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

Commercial and industrial loans consist of loans to small to mid-sized businesses and other legal entities. Commercial and industrial loans are reliant on the ability of a borrower’s cash flow from operations to repay the loan. Most commercial and industrial loans are secured with the collateral securing these loans being inventory, receivables, and equipment. Lending products include commercial loans, business term loans, equipment financing and lines of credit to a diversified mix of small and medium sized businesses. As of December 31, 2023, commercial and industrial loans totaled $501.9 million or 22.1% of the Company’s loan portfolio.

Commercial real estate loans consist of owner-occupied and non-owner-occupied commercial real estate loans. Owner-occupied commercial real estate loans having many of the characteristics of commercial and industrial loans with the primary source of repayment reliant on the ability of the borrower’s cash flow to repay the loan. Non-owner occupied commercial real estate loans finance well-managed income producing properties supported by a history of profitable operations and cash flows, and proven operating stability. As of December 31, 2023, owner-occupied and non-owner-occupied commercial real estate loans totaled $281.2 million and $761.2 million or 12.4% and 33.5%, respectively, of the Company’s loan portfolio.

Residential real estate loans consist of loans to individuals secured by first priority liens for the purchase or refinance of a residence as well as first priority lien home equity loans which allow individuals to borrow against equity in their home. Residential mortgages primarily consist of three- and five-year adjustable-rate mortgages with amortization up to 30 years as well as longer-term fixed rate loans produced by our mortgage division with the intent to sell in the secondary market. Home equity loans include lines of credit as well as amortizing term loans on which may be first or second liens. As of December 31, 2023, residential real estate loans totaled $423.3 million or 18.7% of the Company’s loan portfolio.

Construction and land development loans consist of loans where the repayment is dependent on the successful completion and operation and/or sale of the related real estate project. Construction and land development loans include 1-4 family construction projects and commercial construction endeavors such as warehouses, apartments, office and retail space and land acquisition and development. As of December 31, 2023, construction and land development loans totaled $212.5 million or 9.4% of the Company’s loan portfolio.

Consumer loans consist of loans secured by automobiles, boats, recreational vehicles, certificates of deposit, other personal property, or in a limited case may be unsecured. As of December 31, 2023, consumer loans totaled $48.8 million or 2.1% of the Company’s loan portfolio.

Other loans consists of all loans not included in the classes of loans above and leases. As of December 31, 2023, other loans totaled $40.8 million or 1.8% of the Company’s loan portfolio.

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

Market Area and Competition

CapStar operates in the community markets of Athens, Lawrenceburg/Waynesboro, and Manchester, Tennessee as well as the metropolitan markets of Asheville, North Carolina and Chattanooga, Knoxville, and Nashville, Tennessee which are included among the fastest growing nationally. The bank seeks business development and serves customers through a team of commercial relationship managers and its 23 banking locations. The financial services industry is highly competitive and each of these markets has a significant presence of other financial service providers. In particular, we estimate that, as of June 30, 2023, Tennessee included more than 83 financial institutions with over $117.6 billion in deposits. We compete directly with other bank and nonbank institutions located within our market area, internet-based banks, and out-of-market banks that advertise in or otherwise serve our market area, along with money market and mutual funds, brokerage houses, mortgage companies, and insurance companies or other commercial entities that offer financial services products. Competition involves efforts to retain current clients, obtain new loans and deposits, increase the scope and type of services offered, and offer competitive interest rates paid on deposits and charged on loans. Many of our competitors enjoy competitive advantages, including greater financial resources, a wider geographic presence, the ability to offer additional services, more favorable pricing alternatives, and lower origination and operating costs. Some of our competitors have been in business for a long time and have an established client base and name recognition. We expect to continue to face increasing competition.

Human Capital

As of December 31, 2023, we had 360 total employees. As a service-oriented business, our long-term success depends on our people and we are committed to taking a multi-dimensional approach to talent and culture. Our people and culture are critical to the Company’s long-term success. The Company maintains a strong focus on engagement and performs an annual study using a third party consultant to access the Company's engagement. For 2023, the Company received a favorable ranking at 73rd percentile for engagement nationally based on an independent survey conducted by Gallup, Inc.

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

Repurchase or Redemption of Securities

A bank holding company is generally required to give the Federal Reserve prior written notice of any purchase or redemption of its own then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve order or directive, or any condition imposed by, or written agreement with, the Federal Reserve. The Federal Reserve has adopted an exception to this approval requirement for well-capitalized bank holding companies that meet certain conditions. The Federal Reserve also expects a bank holding company to inform the Federal Reserve prior to any repurchase or redemption that would result in a net reduction as of the end of the quarter in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred.

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

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking agencies will evaluate the record of each financial institution in meeting the needs of its local community, including low- and moderate-income neighborhoods. Our bank’s record of performance under the CRA is publicly available. A bank’s CRA performance is also considered in evaluating applications seeking approval for mergers, acquisitions, and new offices or facilities. Failure to adequately meet these criteria could result in additional requirements and limitations being imposed on the bank. Additionally, we must publicly disclose the terms of certain CRA-related agreements. As of December 31, 2023, the Bank had a CRA rating of “Satisfactory.”

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

The Company's capital position is discussed in the Capital Adequacy section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 16 to the "Notes to Consolidated Financial Statements."

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) establishes a system of “prompt corrective action” (“PCA”) to resolve the problems of undercapitalized insured depository institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) into which all insured depository institutions are placed. The federal banking agencies have specified by regulation the relevant capital thresholds and other qualitative requirements for each of those categories. For an insured depository institution to be “well capitalized” under the PCA framework, it must have a common equity Tier 1 capital ratio of 6.5%, Tier 1 capital ratio of 8.0%, a total capital ratio of 10.0%, and a Tier 1 leverage ratio of 5.0%, and must not be subject to any written agreement, order or capital directive, or prompt corrective action directive issued by its primary federal regulator to meet and maintain a specific capital level for any capital measure. As of December 31, 2023, our bank qualified for the “well capitalized” category.

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

Liquidity

Financial institutions are subject to significant regulatory scrutiny regarding their liquidity positions. This scrutiny has increased following events of the first half of 2023, as the magnitude and speed of deposit outflows at a few financial institutions was unprecedented. Various bank regulatory publications, including the Addendum to the Interagency Policy Statement on Funding and Liquidity Risk Management: Importance of Contingency Funding Plans (July 28, 2023), Federal Reserve SR 10-6 (Funding and Liquidity Risk Management) and FDIC Financial Institution Letter FIL-84-2008 (Liquidity Risk Management), address the identification, measurement, monitoring and control of funding and liquidity risk by financial institutions.

The Company's liquidity is discussed in the Liquidity Risk section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

Information regarding the Company's dividends is provided in various sections including "Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations - Market and Liquidity Risk Management," "Item 8. Financial Statements and Supplementary Data" and Note 16 to the "Notes to Consolidated Financial Statements."

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

Commercial Real Estate Concentration

In December 2006, the federal banking regulators issued guidance entitled “Concentrations in Commercial Real Estate Lending, Sound Risk Management Practices” to address increased concentrations in commercial real estate, or CRE, loans. In addition, in December 2015, the federal banking agencies issued additional guidance entitled “Statement on Prudent Risk Management for Commercial Real Estate Lending.” Together, these guidelines describe the criteria the agencies will use as indicators to identify institutions potentially exposed to CRE concentration risk. An institution that has (i) experienced rapid growth in CRE lending, (ii) notable exposure to a specific type of CRE, (iii) total reported loans for construction, land development, and other land representing 100% or more of the institution’s capital, or (iv) total CRE loans representing 300% or more of the institution’s capital, and the outstanding balance of the institutions CRE portfolio has increased by 50% or more in the prior 36 months, may be identified for further supervisory analysis of the level and nature of its CRE concentration risk. As of December 31, 2023, our bank’s total CRE loans represented 243.05% of total capital.

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

The Dodd-Frank Act

As final rules and regulations implementing the Dodd-Frank Act have been adopted, this law significantly changed and continues to significantly affect the bank regulatory framework and the lending, deposit, investment, trading and operating activities of banks and their holding companies. The Dodd-Frank Act requires various federal agencies to adopt a broad range of new implementing rules and regulations and to prepare numerous studies and reports for Congress. The federal agencies are given significant discretion in drafting the implementing rules and regulations, and consequently, many of the details and much of the impact of the Dodd-Frank Act will depend on the rules and regulations that implement it.

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

On October 8, 2019, the agencies finalized revisions to the Volcker Rule that, among other things, simplified and streamlined compliance requirements for banking entities that do not have significant trading activities, while banking entities with significant trading activity would become subject to more stringent compliance requirements. Further, the revisions to the Volcker Rule implemented Section 203 of the Economic Growth, Regulatory Relief, and Consumer Protection Act (EGRRCPA), which amended the definition of “banking entity” to exclude certain community banks from the definition of insured depository institution, the general result of which was to exclude such banks and their affiliates and subsidiaries from the scope of the Volcker Rule. Under EGRRCPA, a community bank and its affiliates are generally excluded from the definition of “banking entity” if the bank and all companies that control the bank have total consolidated assets equal to $10 billion or less and trading assets and liabilities equal to five percent or less of total consolidated assets. Based on these criteria the Company is excluded from the definition of "banking entity" and thus is not impacted by the Volcker Rule. These revisions became effective on January 1, 2020, with a required compliance date of January 1, 2021.

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

Cybersecurity and the handling of personal information

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

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and store sensitive data. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We also employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity, as well as to report on any suspected advanced persistent threats. Notwithstanding the strength of our defensive measures, the threat from cyberattacks is severe, as attacks are sophisticated and increasing in volume and complexity, and attackers respond rapidly to changes in defensive measures. Our systems and those of our customers and third-party service providers are under constant threat, and it is possible that we or they could experience a significant event in the future that could adversely affect our business or operations. As cybersecurity threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Financial expenditures may also be required to meet regulatory changes in the information security and cybersecurity domains. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as the expanding use of internet banking, mobile banking and other technology-based products and services by us and our customers. See “Item 1A. – Risk Factors” and "Item 1C. - Cybersecurity" in this Annual Report for a further discussion of risks related to cybersecurity, how we manage those risks and our governance structure regarding cybersecurity.

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

Risks Related To Our Business

Outbreaks of communicable diseases, (such as COVID-19 and its variants), have led to periods of significant volatility in financial, commodities (including oil and gas) and other markets, adversely affected our ability to conduct normal business, adversely affected our clients, and are likely to harm our businesses, financial condition and results of operations.

Pandemics and widespread outbreaks of communicable diseases (such as COVID-19) have caused and may continue to cause significant disruption in the international and United States economies and financial markets and have had an adverse effect on our business and results of operations. This has recently been accompanied by a surge in flu and other respiratory illnesses of varying seriousness and magnitude. The spread of these diseases, including COVID variants, has caused illness and death resulting in quarantines, cancellation of events and travel, business and school shutdowns, reduction in business activity and financial transactions, supply chain interruptions, and overall economic and financial market instability. In response to the COVID-19 pandemic, the governments of the states in which we have branches, and most other states, periodically took preventative or protective actions, such as imposing restrictions on travel and business operations, advising or requiring individuals to limit or forego their time outside of their homes, and ordering temporary closures of businesses that have been deemed to be non-essential. These restrictions and other consequences of public health issues resulted in significant adverse effects for many different types of businesses, including, among others, those in the hospitality (including hotels and lodging) and restaurant industries, and resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions in which we operate.

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

Unlike with many of our larger competitors that maintain significant operations located outside our market area, substantially all of our clients are individuals and businesses located and doing business in our Target Market. As of December 31, 2023, approximately 90% of the loans in our loan portfolio (measured by dollar amount) were made to borrowers who live or conduct business in our Target Market. Therefore, our success will depend in large part upon the general economic conditions in this area, which we cannot predict with certainty. As a result, our operations and profitability may be more adversely affected by a local economic downturn in our Target Market than those of larger, more geographically diverse competitors. From time to time, our bank may provide financing to clients who own or have companies or properties located outside our Target Market. In such cases, we would face similar local market risk in those communities for these clients.

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

We are led by an experienced management team with substantial experience in the markets that we serve, and our operating strategy focuses on providing products and services through long-term relationship managers and ensuring that our largest clients have relationships with our senior management team. Accordingly, our success depends in large part on the performance of these key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management. Competition for employees is intense, and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy. If any of our executive officers, other key personnel, or directors leaves us or our bank, our operations may be adversely affected. Additionally, our directors’ community involvement and diverse and extensive local business relationships are important to our success.

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

As of December 31, 2023, approximately 33.5% of our loan portfolio was composed of non-owner occupied commercial real estate loans, 12.4% of owner occupied commercial real estate loans, 18.7% consumer real estate loans, and 9.4% construction and land development loans. The Company's concentration of loans secured by real estate may subject the Company to additional risk, such as fluctuations in market value of collateral, environmental liability associated with hazardous or toxic substances found on, in or around the collateral, and difficulty monitoring income-producing property serving as a source of repayment and collateral. Additionally, non-owner occupied commercial real estate loans typically involve repayment dependent upon income generated, or expected to be generated, by the property securing the loan in amounts sufficient to cover operating expenses and debt service. Weak economic conditions or other market factors can result in increased vacancy rates for retail, office and industrial property. The adequacy of such income for repayment may be adversely affected by changes in the economy or local market conditions.

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

A primary component of our business involves making loans to clients. The business of lending is inherently risky because the principal or interest on the loan may not be repaid timely or at all or the value of any collateral supporting the loan may be insufficient to cover our outstanding exposure. These risks may be affected by the strength of the borrower’s business sector and local, regional and national market and economic conditions. Our risk management practices, such as monitoring our loan applicants and the concentration of our loans and our credit approval practices, may not adequately assess credit risk, and our credit administration personnel, policies and procedures may not adequately adapt to changes in economic or any other conditions affecting clients and the quality of the loan portfolio. A failure to effectively assess and limit the credit risk associated with our loan portfolio could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

Our allowance for credit losses may prove to be insufficient to absorb losses inherent in our loan portfolio.

We maintain an allowance for credit losses that represents management’s best estimate of the credit losses and risks inherent in our loan portfolio. The level of the allowance reflects management’s continuing evaluation of concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. The determination of the appropriate level of the allowance for credit losses is highly subjective and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes in a relatively short time period. Inaccurate management assumptions, continuing deterioration of economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require us to increase our allowance for loan losses. In addition, our regulators, as an integral part of their examination process, periodically review our loan portfolio and the adequacy of our allowance for credit losses and may require adjustments based upon judgments that are different than those of management. Further, if actual charge-offs in future periods exceed the amounts allocated to the allowance for credit losses, we may need to increase our provision for credit losses to restore the adequacy of our allowance for such losses. If we are required to materially increase our level of allowance for credit losses for any reason, our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations could be materially and adversely affected.

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

As of December 31, 2023, our ten largest non-brokered depositors accounted for approximately 10% of our total deposits. Withdrawals of deposits by any one of our largest depositors could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations.

Liquidity risk could impair our ability to fund operations and meet our obligations as they become due, and our funding sources may be insufficient to fund our future growth.

Liquidity is essential to our business. An inability to raise funds, at competitive rates or at all, through deposits, borrowings, the sale of loans and other sources could have a substantial negative effect on our liquidity. Approximately 75.3% of our bank’s deposits as of December 31, 2023, were checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, 72.2% of the assets of our bank were loans at December 31, 2023, which cannot be called or sold in the same time frame. Our access to funding sources in amounts adequate to finance our activities or on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy in general.

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

Although management believes it has implemented effective asset and liability management strategies, including the use of derivatives as hedging instruments, to reduce the potential effects of changes in interest rates on the Company’s results of operations, any substantial, unexpected, prolonged change in market interest rates could have a material adverse effect on the Company’s financial condition and results of operations. Additionally, as indicated, many of our obligations, hedging transactions and portfolio loans have variable rate pricing that, following the transition from LIBOR, now are based upon other benchmark rates, such as SOFR - any uncertainties associated with these benchmark rates may affect our ability to effectively manage interest rate risk.

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

Factors beyond our control could significantly affect the fair value of our investment securities. These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuer or with respect to the underlying securities, changes in market interest rates and instability in the capital markets. Any of these factors, among others, could cause realized and/or unrealized losses in future periods and declines in earnings and/or other comprehensive income (loss), which could materially and adversely affect our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations. The process for determining whether impairment of a security triggers a provision for credit losses usually requires complex, subjective judgments about the future financial performance and liquidity of the issuer, any collateral underlying the security as well as the Company’s intent and ability to hold the security for a sufficient period of time to allow for any anticipated recovery in fair value in order to assess the probability of receiving all contractual principal and interest payments on the security. Our failure to assess any impairments or losses with respect to our securities could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

Strategic Risks

Acquisition and other growth opportunities may present challenges

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

We necessarily collect, use and hold sensitive data concerning individuals and businesses with whom we have a banking relationship. Threats to data security, including unauthorized access and cyber-attacks, rapidly emerge and change, exposing us to additional costs for protection or remediation and competing time constraints to secure our data in accordance with client expectations and statutory and regulatory requirements. Although we actively invest in the security of our technological infrastructure, it is not feasible to defend against every risk posed by rapid technological development and the increasing sophistication of cyber criminals. Patching and other measures to protect existing systems and servers could be inadequate, especially on systems that are being retired. Controls employed by our information technology department and third-party vendors could prove inadequate. We could also experience a breach by intentional or negligent conduct on the part of our employees or other internal sources, software bugs or other technical malfunctions, or other causes. As a result of any of these threats, our client accounts may become vulnerable to account takeover schemes or cyber-fraud. Our systems and those of our third-party vendors may also become vulnerable to damage or disruption due to circumstances beyond our or their control, such as from network failures, viruses and malware, power anomalies or outages, natural disasters and catastrophic events. Additionally, the use of artificial intelligence could exacerbate many of these risks.

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

The financial services industry is undergoing rapid technological changes, with frequent introductions of new technology-driven products and services. In addition to serving clients better, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our success will depend in part on our ability to address our clients’ needs by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations. Certain of our competitors have substantially greater resources to invest in technological improvements than us, and in the future, we may not be able to implement new technology-driven products and services timely, effectively or at all or be successful in marketing these products and services to our clients. For example, companies which claim to offer applications and services based on artificial intelligence are beginning to compete much more directly with traditional financial services companies in areas involving personal advice, including high-margin services such as financial planning and wealth management. As these technologies are improved in the future, we may, in order to remain competitive, be required to make significant capital expenditures, which may increase our overall expenses and have a material adverse effect on our net income. There is also no guarantee that any such investment in these products and services will create additional efficiencies in our operations.

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

We use interest rate swaps to help manage our interest rate risk from recorded financial assets and liabilities when they can be demonstrated to effectively hedge a designated asset or liability and the asset or liability exposes us to interest rate risk. Hedging interest rate risk is a complex process, requiring sophisticated models and routine monitoring, and is not a perfect science. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in market value. The effect of this unrealized appreciation or depreciation will generally be offset by income or loss on the derivative instruments that are linked to the hedged assets and liabilities. We also have derivatives that result from a service we provide to certain qualifying clients approved through our credit process, and therefore, are not used to manage interest rate risk in our assets or liabilities. By engaging in derivative transactions, we are exposed to credit and market risk. If the counterparty fails to perform, credit risk exists to the extent of the uncollateralized fair value gain in the derivative. Market risk exists to the extent that interest rate changes cause the value of our derivatives to decline – though to the extent the derivatives are effective hedges, changes in the value of derivatives could be largely offset by changes in the fair value of the hedged item. The existence of credit and market risk associated with our derivative instruments could adversely affect our net interest income and, therefore, could have a material adverse effect on our assets, business, cash flow, condition (financial or otherwise), liquidity, prospects and results of operations.

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

If our allowance for credit losses was required to be increased because it is not large enough to cover expected losses in our loan portfolio, our results of operations and financial condition could be materially and adversely affected.

We maintain an allowance for credit losses ("ACL"), which is a reserve established through a provision for credit losses charged to expense. After adopting ASC 326, the ACL reflects our assessment of the current expected losses over the life of the loan using historical experience, current conditions and reasonable and supportable forecasts. CECL has created more volatility in the level of our ACL because it relies on macroeconomic forecasts. It is possible that CECL may increase the cost of lending in the industry and result in slower loan growth and lower levels of net income. The level of the allowance reflects our continuing evaluation of factors including current economic forecasts, historical loss experience, the volume and types of loans, and specific credit risks. The determination of the appropriate level of the ACL inherently involves subjectivity in our modeling and requires us to make estimates of current credit risks and future trends, all of which may undergo material changes or vary from our historical experience. Deterioration in economic conditions affecting borrowers, changing economic forecasts, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in the ACL. If we are required to materially increase our level of ACL for any reason, such increase could adversely affect our business, financial condition and results of operations.

In addition, bank regulatory agencies periodically review our ACL and may require an increase in the provision for credit losses or the recognition of further loan charge-offs, based on judgments different than those of management. Furthermore, if charge-offs in future periods exceed the ACL, we will need additional provisions to increase the ACL. Any increases in the ACL will result in a decrease in net income and, possibly, capital, and may have a material adverse effect on our business, financial condition and results of operations. See the section Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations" located elsewhere in this Report for further discussion related to our process for determining the appropriate level of the ACL.

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

We continue to expect that gains on the sale of U.S. government guaranteed loans will continue to comprise a significant component of our revenue. The gain on such sales recognized for year ended December 31, 2023 was $3.3 million. The determination of these gains is based on assumptions regarding the value of unguaranteed loans retained, servicing rights retained and deferred fees and costs, and net premiums paid by purchasers of the guaranteed portions of U.S. government guaranteed loans. The value of retained unguaranteed loans and servicing rights are determined based on market-derived factors such as prepayment rates, current market conditions and recent loan sales. Deferred fees and costs are determined using internal analysis of the cost to originate loans. Significant errors in assumptions used to compute gains on sale of loans or servicing asset valuations could result in material revenue misstatements, which may have a material adverse effect on our business, results of operations and profitability. In addition, while we believe these valuations reflect fair value and such valuations are subject to validation by an independent third-party, if such valuations are not reflective of fair market value then our business, results of operations and financial condition may be materially and adversely affected.

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

The Company operates in a highly regulated environment and industry which is subject to supervision and regulation by a number of governmental regulatory agencies, including the Federal Reserve Board, the OCC, the TDFI and the FDIC. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of shareholders, govern a comprehensive range of matters including but not limited to (i) ownership and control of the Company's equity, (ii) acquisition of other companies and businesses, (iii) permissible activities, (iv) maintenance of adequate capital levels and (v) other operational aspects. Compliance with banking regulations is costly and restricts certain of our activities, including the payment of dividends, mergers and acquisitions, investments, loan amounts and concentrations, interest rates, opening and closing branch locations, and other activities. The bank regulatory agencies also possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. These agencies have significant discretion in their ability to enforce penalties and further limit the Company's activities if the Company fails to comply with applicable regulations.

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

Our charter permits us to issue up to an aggregate of 25.0 million shares of common stock. As of December 31, 2023, 20,707,356 shares of our common stock were issued and outstanding, including 203,161 shares of restricted common stock that have yet to vest. Those shares outstanding do not include the potential issuance, as of December 31, 2023, of 92,865 shares of our common stock subject to issuance upon exercise of outstanding stock options under the Stock Incentive Plan, and 1,046,291 additional shares of our common stock that were reserved for issuance under the Stock Incentive Plan. A future issuance of any new shares of our common stock would, and equity-related securities could, cause further dilution in the value of our outstanding shares of common stock.

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

Risks Related to the Proposed Merger With Old National

Failure to complete the Merger could negatively impact the Company.

If the Merger is not completed for any reason, there may be various adverse consequences and the Company may experience negative reactions from the financial markets and from its customers and employees. For example, the Company’s business may have been impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Additionally, if the Old National Merger Agreement is terminated, the market price of the Company common stock could decline to the extent that current market prices reflect a market assumption that the Merger will be beneficial and will be completed. The Company also could be subject to litigation related to any failure to complete the Merger or to proceedings commenced against the Company to perform its obligations under the Old National Merger Agreement. If the Old National Merger Agreement is terminated under certain circumstances, the Company may be required to pay a termination fee of $11.25 million to Old National.

Additionally, the Company has incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Old National Merger Agreement, as well as the costs and expenses of preparing, filing, printing, and mailing the proxy statement/prospectus, and all filing and other fees paid in connection with the Merger. If the Merger is not completed, the Company would have to pay these expenses without realizing the expected benefits of the Merger.

The Company will be subject to business uncertainties and contractual restrictions while the Merger is pending.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on the Company. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with the Company to seek to change existing business relationships with the Company. In addition, due to certain restrictions in the Old National Merger Agreement on the conduct of business prior to completing the Merger, we may be unable, during the pendency of the Merger to pursue certain actions, even if such actions would prove beneficial, and we may have to forgo certain opportunities we might otherwise pursue.

The Old National Merger Agreement may be terminated in accordance with its terms and the Merger may not be completed.

The Old National Merger Agreement is subject to a number of conditions which must be fulfilled in order to complete the Merger. These conditions to the closing may not be fulfilled in a timely manner or at all, and, accordingly, the

Merger may not be completed. In addition, the parties can mutually decide to terminate the Old National Merger Agreement at any time or Old National or the Company may elect to terminate the Old National Merger Agreement in certain other circumstances.

Because the market price of Old National common stock may fluctuate, the Company shareholders cannot be certain of the market value of the Merger consideration they will receive.

In the Merger, each share of Company common stock issued and outstanding immediately prior to the effective time, will be converted into 1.155 shares of Old National common stock. This exchange ratio is fixed and will not be adjusted for changes in the market price of either Old National common stock or the Company common stock. Changes in the price of Old National common stock between now and the time of the Merger will affect the value that the Company shareholders will receive in the Merger. Neither Old National nor the Company is permitted to terminate the Old National Merger Agreement as a result of any increase or decrease in the market price of Old National common stock or the Company common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity is a high-priority item for legislators and regulators at the federal and state levels, as well as internationally. State and federal banking regulators have issued various policy statements and, in some cases, regulations, emphasizing the importance of technology risk management and supervision. These policy statements and regulations indicate that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes also address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. For example, a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyberattack involving destructive malware. Additionally, financial institutions are expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to cyberattacks.

There are a number of state and federal laws and regulations that govern financial privacy and cybersecurity. At the federal level, this includes the privacy protection provisions of the Graham Leach Bliley Act (“GLBA”) and related regulations, including Regulation P, which govern the treatment of nonpublic personal information. Under these privacy protection provisions, we are limited in our ability to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies and notices to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. Consumers also must be notified in the event of a data breach under applicable state laws. On April 1, 2022, a final rule issued by federal financial regulatory agencies became effective – that rule imposes upon banking organizations and their service providers notification requirements for significant cybersecurity incidents. Specifically, the rule requires banking organizations to notify their primary federal regulator as soon as possible and no later than 36 hours after the discovery of a “computer-security incident” that rises to the level of a “notification incident” as those terms are defined in the rule. Banks’ service providers are required under that rule to notify any affected bank to or on behalf of which the service provider provides services “as soon as possible” after determining that it has experienced an incident that materially disrupts or degrades, or is reasonably likely to materially disrupt or degrade, covered services provided to such bank for as much as four hours.

Additionally, effective December 9, 2022, the FTC’s amendments to the GLBA’s Safeguards Rule went into effect. That rule requires financial institutions to: (i) appoint a qualified individual to oversee and implement their information security programs; (ii) implement additional criteria for information security risk assessments; (iii) implement safeguards identified by assessments, including access controls, data inventory, data disposal, change management, and monitoring, among other things; (iv) implement information system monitoring in the form of either “continuous monitoring” or “periodic penetration testing;” (v) implement additional controls including training for security personnel, periodic assessment of service providers, written incident response plans, and periodic reports from the qualified individual to the board of directors. Additionally, multiple states and Congress are considering laws or regulations which could create new individual privacy rights and impose increased obligations on companies handling personal data.

Risk management and strategy.

In the ordinary course of business, we rely on electronic communications and information systems to conduct our operations and store sensitive data. “Information systems” means electronic information resources that we own or use, including physical or virtual infrastructure controlled by these information resources, or components thereof, organized for the collection, processing, maintenance, use, sharing, dissemination, or disposition of the information necessary to maintain or support our operations. Because cybersecurity threats continue to evolve, we have been required and may continue to be required to expend significant resources to continue to implement, modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. Financial expenditures may also be required to meet regulatory changes in the information security and cybersecurity domains. Risks and exposures related to cybersecurity attacks are expected to remain high for the foreseeable future due to the rapidly evolving nature and sophistication of these threats, as well as the expanding use of internet banking, mobile banking and other technology-based products and services by us and our customers. See “Item 1A. – Risk Factors” in this Report for a further discussion of risks related to cybersecurity.

To address cybersecurity threats (defined as potential unauthorized occurrences on or conducted through our information systems that may result in adverse effects on the confidentiality, integrity, or availability of those systems or any information residing in those systems therein), we have implemented an incident response policy (“IRP”), which includes our cybersecurity policy, plan, and associated playbooks. The IRP is a component of our overall enterprise risk management and business continuity frameworks. We employ an in-depth, layered, defensive approach that leverages people, processes and technology to manage and maintain cybersecurity controls. We also employ a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity relative to our information systems, as well as to report on any suspected advanced persistent threats. The IRP is designed to allow for the detection and timely and efficient recovery from cybersecurity incidents (defined as unauthorized occurrences, or a series of related unauthorized occurrences, on or conducted through our information systems that jeopardize the confidentiality, integrity, or availability of those systems or any information residing therein) and events by providing a well-defined, organized approach for handling any potential threats to the confidentiality, integrity, and/or availability of our information systems.

The IRP generally is overseen by our Incident Response Team (“IRT”), which has designated an Incident Response Team Coordinator (“IRTC”). The IRTC is responsible for maintaining the IRP as well as testing and reporting to the appropriate internal committees, and our Board and its designated committee. Our Information Security Officer is the primary IRTC, however, if necessary we may assign the specific IRTC duties to a different staff member (technical staff or outsourced vendor if appropriate) for specific matters.

We contract with a third-party vendor who monitors our information systems for suspicious activity, such as unauthorized intrusions. Suspected or confirmed threats, incidents, or events, however, also may be reported by bank employees, customers, intrusion detection systems, third-party servicers, or government entities. Once reported, cybersecurity incidents are to be brought to the attention of the IRTC.

After receiving notice of a cybersecurity incident, the IRTC is responsible for investigating the threat to determine whether an actual incident has occurred and, if so, whether a more thorough assessment by the entire IRT is appropriate. During these assessments, steps may be taken to isolate affected systems. Outside advisors may be employed regarding the cybersecurity threat, including to conduct of legal and forensic investigations and work with other third-parties who might be engaged to assist in any response and associated publicity.

During or at the conclusion of an assessment of a cybersecurity incident, we will respond to the incident. The response will vary based upon the severity of the incident or event. In determining the level of response, we have identified four general classification levels for incidents. Incident and risk event levels each vary from no (or low) risk to high risk. The determination of the incident and risk level will dictate the level of personnel that will be responsible for addressing the incident, controlling the effects of the incident and formulating the response to the incident. Responses may include, when appropriate and/or required, notification to regulatory agencies (e.g., FDIC, FinCEN, SEC), authorities (e.g., F.B.I., Department of Justice), customers, third parties or internal personnel.

The IRT is responsible for providing an orderly response to security incidents and risk events; preventing a serious loss of profits, public confidence, or information assets by providing an immediate, effective, and skillful response to any unexpected event which negatively impacts the confidentiality, integrity, and/or availability of our systems, network, or the non-public personal information of its customers, interruptions to customers’ experiences, or other anomalous situations; taking the steps it deems necessary to contain, mitigate, or resolve a security incident or risk event; and investigating suspected security incidents and risk events in a timely and cost effective manner, reporting findings to management, determining an appropriate course of action, and coordinating communications to customers, regulatory authorities, and law enforcement agencies as necessary. Investigations at the lowest level of risk are coordinated by the IRTC. The IRT has increasing levels of responsibility and involvement in the next three levels of risk.

Following a cybersecurity incident, and during its investigation and the formulation of a response, our processes also envision measures designed to contain and/or eradicate the incident and prevent further effects. Once it is determined that the incident has been resolved, we then work to establish appropriate controls (if applicable) to address similar future events and/or prevent another similar event from occurring in the future. To date, we have not experienced any cybersecurity incidents that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition.

Governance.

As indicated above, reports of cybersecurity incidents initially are to be brought to the attention of the IRTC, who determined the extent of involvement of the IRT. The IRT is comprised of the following core members who are to be included in the investigation of all cybersecurity incidents:

IRT
Information Security Officer - Lead Chief Operations Officer Director of Information Technology Chief Risk and Compliance Officer Lead IT Systems Specialist

Depending upon the type of incident or event, representatives from other areas of the Company (e.g., senior executives such as our Chief Financial Officer and Chief Executive Officer, Legal/Compliance, Corporate Security, Internal Audit, Human Resources, Directors of Banking and Mortgage, Corporate Communications) may be included on any of these teams from time to time for a particular investigation/response.

The principal management personnel that are responsible for the assessment and management of our cybersecurity risks include:

Position	Relevant Expertise
Information Security Officer
•
18 years’ experience in banking. With emphasis in fields as Merchant Service Provider, Electronic Banking, Security, IT-Help Desk, BSA, Vendor Management, Internal Audits with Compliance Officer.
•
10 years (2006-2016) of work and experience in Disaster Risk and Business Continuity Planning, along with Incident Response Planning. Formulated Continuity Planning and Disaster Recovery Plans for the Financial Institution with 8 Branches.

•
4 years as Merchant Services Provider, ensuring more than 400 merchant card terminals were uploaded to PCI Compliance Standards for Security at the merchant level.
•
3 years of Branch Incident Security monitoring including security video monitoring and reporting of incidents.

Director of Information Technology
•
Total of over 30 years’ experience in Information Technology and Information Security in financial institutions.
•
19 years’ previous experience, prior to CapStar merger, with merged organization, with responsibilities overseeing information technology and information security.
•
Previously certified as community bank technology officer.
•
Five years’ previous experience in auditing, including information technology and information security, with two other financial institutions.
•
Three years previous experience as a Tennessee bank regulatory where responsibilities included IT and Information Security examination responsibilities.

As part of its oversight responsibilities over the Company risks and controls, the Board ultimately is responsible for overseeing our cyber and information security risks, including our program for GLBA compliance. The Board has delegated this responsibility to its Risk Committee. The highest-level rated incidents are brought immediately to the attention of the Chair of the Board and/or the Chair of the Risk Committee. At each regular meeting of the Risk Committee, our ISO reports to the Risk Committee regarding any level one through three events (non-critical to medium) threats, as well as security testing, training, audits, key cybersecurity metrics, and our efforts to identify, prepare for, prevent, and respond to critical threats. The Risk Committee receives regular updates on the status of our information security program, penetration testing results, infrastructure assessments, threat environment, security operations, operational events, vendor and supply chain security, and application/data security.

ITEM 2. PROPERTIES

We lease our headquarters and main branch office, which are located at 1201 Demonbreun Street, Suites 700 and 103, respectively, Nashville, Tennessee 37203. The Company owns 22 and leases nine banking locations or other properties, respectively, and leases three locations utilized by the Bank's Southland Finance subsidiary.

ITEM 3. LEGAL PROCEEDINGS

We and our subsidiaries may be involved from time to time in various routine legal proceedings incidental to our respective businesses. Neither we nor any of our subsidiaries are currently engaged in any pending material legal proceedings. However, see Part II, Item 9.B of this Annual Report on Form 10-K.

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

As of January 22, 2024, there were approximately 452 holders of record of shares of our common stock.

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

Stock Performance Graph

The following stock performance graphs compare total shareholders' return (assuming reinvestment of dividends) on our common stock for the five year period ended December 31, 2023, as well as the Russell 2000 Index and ABA Nasdaq Community Bank Index for the same period.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among CapStar Financial Holdings, Inc., the Russell 2000 Index
and the ABA NASDAQ Community Bank Index
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
CapStar Financial Holdings, Inc. (CSTR)
Russell 2000 (RUT)
ABA Nasdaq Community Bank Index (ABAQ)

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
CapStar Financial Holdings, Inc. (CSTR)	100	114	103	149	127	139
ABA Nasdaq Community Bank Index (ABAQ)	100	120	103	136	124	117
Russell 2000 (RUT)	100	125	150	173	137	161

Issuer Purchases of Equity Securities

The following table shows information relating to the repurchase of shares of common stock by the Company during the three months ended December 31, 2023.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan	Maximum remaining dollar value of shares that may be purchased (1) under the plan
October 1 - October 31	43,310	$14.67	43,310	$16.49 million
November 1 - November 30	—	—	—	—
December 1 - December 31	—	—	—	—
Total	43,310	$14.67	43,310	—

(1) On May 25, 2023 the board of directors approved an update to the Company’s share repurchase program which authorized the Company to repurchase up to $20 million of shares of common stock after the previous $10 million program was completed. Related to the merger agreement with Old National Bancorp (NASDAQ: ONB), the plan was terminated effective October 27, 2023. The Company had repurchased $3.5 million of our common stock under the plan through termination date.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of our financial condition and our results of operations as of and for the years ended December 31, 2023 and 2022. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the Consolidated Financial Statements appearing under the caption “Part II., Item 8—Financial Statements and Supplementary Data” in this Report. The following discussion and analysis should be read together with our Consolidated Financial Statements, the notes to our Consolidated Financial Statements and the other financial information included elsewhere in this Report. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties, estimates and assumptions that could cause actual results to differ materially from our current expectations. Factors that could cause such differences are discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this Report. We assume no obligation to update any of these forward-looking statements except to the extent required by applicable law.

The following discussion and analysis pertains to our historical results on a consolidated basis. However, because we conduct all of our material business operations through our wholly-owned subsidiary, CapStar Bank, the following discussion and analysis relates to activities primarily conducted at the subsidiary level.

All dollar amounts in the tables in this section are in thousands of dollars, except per share data or when otherwise specifically noted. Unless specifically noted in this Report, all references in this section to the fiscal years 2021, 2022 and 2023 mean our fiscal years ended December 31, 2021, 2022, and 2023, respectively.

Recent Events

On October 26, 2023, Old National and the Company entered into a definitive merger agreement for Old National (the "Old National Merger Agreement") to acquire CapStar in an all-stock transaction with an aggregate value of approximately $344 million, or $16.64 per share of CapStar common stock, based on Old National’s 30-day volume weighted average closing stock price ending October 25, 2023 (the "Merger"). Under the terms of the Old National Merger Agreement, shareholders of the Company will receive, in respect of each share of common stock of the Company held by them, 1.155 shares of common stock of Old National. Following the Merger (on a date to be determined by Old National), CapStar Bank will merge with and into Old National Bank, a wholly-owned subsidiary of Old National, with Old National Bank as the surviving bank (the "Bank Merger"). On February 21, 2024, the Company disclosed that the Board of Governors of the Federal Reserve System approved the Merger and the Office of the Comptroller of the Currency approved the Bank Merger. On February 29, 2024, the Company's shareholders approved the Merger at a special meeting.

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

Our Consolidated Financial Statements are prepared based on the application of certain accounting policies, the most significant of which are described in Note 1 to our Consolidated Financial Statements for the year ended December 31, 2023, which are contained elsewhere in this Report. Certain policies inherently have a greater reliance on the use of estimates, assumptions or judgments and as such, have a greater possibility of producing results that could be materially different than originally reported. We have identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our financial statements to those judgments and assumptions, are critical to an understanding of our financial condition and results of operations. We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are reasonable and appropriate.

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

Fair Valuation of Financial Instruments

Certain assets and liabilities are measured at fair value on a recurring basis, including securities and derivative instruments. Assets and liabilities carried at fair value inherently include subjectivity and may require the use of significant assumptions, adjustments and judgment including, among others, discount rates, rates of return on assets, cash flows, default rates, loss rates, terminal values and liquidation values. A significant change in assumptions may result in a significant change in fair value, which in turn, may result in a higher degree of financial statement volatility and could result in significant impact on our results of operations, financial condition or disclosures of fair value information.

The fair value hierarchy requires use of observable inputs first and subsequently unobservable inputs when observable inputs are not available. Our fair value measurements involve various valuation techniques and models, which involve inputs that are observable (Level 1 or Level 2 in fair value hierarchy), when available. The level of judgment required to determine fair value is dependent on the methods or techniques used in the process. Assets and liabilities that are measured at fair value using quoted prices in active markets (Level 1) do not require significant judgment while the valuation of assets and liabilities when quoted market prices are not available (Levels 2 and 3) may require significant judgment to assess whether observable or unobservable inputs for those assets and liabilities provide reasonable determination of fair value. See Note 22 to the Consolidated Financial Statements for additional information regarding the fair values measured at each level of the fair value hierarchy, additional discussion regarding fair value measurements, and a brief description of how fair value is determined for categories that have unobservable inputs.

Results of Operations

The following is a summary of our results of operations:

			2023 - 2022		2022-2021
	Year Ended		Percent	Year Ended	Percent
	December 31,		Increase	December 31,	Increase
	2023	2022	(Decrease)	2021	(Decrease)
Interest income	$158,188	$113,533	39.3%	$98,459	15.3%
Interest expense	72,307	17,441	314.6%	7,289	139.3%
Net interest income	85,881	96,092	(10.6)%	91,170	5.4%
Provision for (recovery of) credit losses	849	2,474	(65.7)%	(1,066)	(332.1)%
Net interest income after provision for loan losses	85,032	93,618	(9.2)%	92,236	1.5%
Noninterest income	26,151	24,522	6.6%	42,681	(42.5)%
Noninterest expense	74,984	69,370	8.1%	73,541	(5.7)%
Net income before income taxes	36,199	48,770	(25.8)%	61,376	(20.5)%
Income tax expense	6,395	9,753	(34.4)%	12,699	(23.2)%
Net income	$29,804	$39,017	(23.6)%	$48,677	(19.8)%

Basic net income per share of common stock	$1.41	$1.77	(20.3)%	$2.20	(19.5)%
Diluted net income per share of common stock	$1.41	$1.77	(20.3)%	$2.19	(19.2)%

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

The following table sets forth the average balances, interest income or interest expense for each category of interest-earning assets and interest-bearing liabilities and the average interest rate for interest-earning assets and interest-bearing liabilities, net interest spread and net interest margin for the years ended December 31, 2023, 2022 and 2021:

	For the Year Ended December 31,
	2023			2022			2021
	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate
Interest-Earning Assets
Loans (1)	$2,337,475	$136,136	5.82%	$2,176,073	$97,759	4.49%	$1,910,115	$84,368	4.42%
Loans held for sale	32,890	936	2.85%	84,171	3,742	4.45%	152,482	4,851	3.18%
Securities:
Taxable investment securities (2)	336,391	8,975	2.67%	400,204	8,427	2.11%	441,495	7,213	1.63%
Investment securities exempt from federal income tax (3)	52,582	1,218	2.93%	55,310	1,267	2.90%	61,438	1,408	2.90%
Total securities	388,973	10,193	2.62%	455,514	9,694	2.20%	502,933	8,621	1.79%
Cash balances in other banks	203,462	10,729	5.27%	172,746	2,262	1.31%	317,406	598	0.19%
Funds sold	2,700	194	7.19%	7,546	76	1.01%	14,640	21	0.14%
Total interest-earning assets	2,965,500	158,188	5.33%	2,896,050	113,533	3.93%	2,897,576	98,459	3.41%
Noninterest-earning assets	235,080			242,384			224,776
Total assets	$3,200,580			$3,138,434			$3,122,352
Interest-Bearing Liabilities
Interest bearing deposits:
Interest-bearing transaction accounts	869,216	21,344	2.46%	856,344	4,479	0.52%	955,553	1,626	0.17%
Savings and money market deposits	631,294	16,454	2.61%	689,825	5,102	0.74%	594,652	1,203	0.20%
Time deposits	779,524	29,990	3.85%	450,005	5,421	1.20%	417,770	2,873	0.69%
Total interest-bearing deposits	2,280,034	67,788	2.97%	1,996,174	15,002	0.75%	1,967,975	5,702	0.29%
Borrowings and repurchase agreements	87,154	4,519	5.19%	66,051	2,439	3.69%	30,574	1,587	5.19%
Total interest-bearing liabilities	2,367,188	72,307	3.05%	2,062,225	17,441	0.85%	1,998,549	7,289	0.36%
Noninterest-bearing deposits	440,591			676,617			725,075
Total funding sources	2,807,779			2,738,842			2,723,624
Noninterest-bearing liabilities	43,661			36,339			34,969
Shareholders’ equity	349,140			363,253			363,759
Total liabilities and shareholders’ equity	$3,200,580			$3,138,434			$3,122,352
Net interest spread (4)			2.28%			3.09%			3.05%
Net interest income/margin (5)		$85,881	2.91%		$96,092	3.33%		$91,170	3.16%

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

	2023 Compared to 2022			2022 Compared to 2021
	Increase (decrease) due to			Increase (decrease) due to
	Volume	Rate	Net	Volume	Rate	Net
Interest-Earning Assets
Loans	$7,252	$31,126	$38,378	$11,747	$1,644	$13,391
Loans held for sale	(2,280)	(527)	(2,807)	(2,173)	1,064	(1,109)
Securities:
Taxable investment securities	(1,343)	1,892	549	(675)	1,889	1,214
Investment securities exempt from federal income tax	(62)	12	(50)	(140)	(1)	(141)
Total securities	(1,405)	1,904	499	(815)	1,888	1,073
Cash balances in other banks	402	8,065	8,467	(273)	1,937	1,664
Funds Sold	(49)	167	118	(10)	65	55
Total interest-earning assets	3,920	40,735	44,655	8,476	6,598	15,074

Interest-Bearing Liabilities
Interest-bearing transaction accounts	67	16,798	16,865	(169)	3,022	2,853
Savings and money market deposits	(433)	11,785	11,352	192	3,707	3,899
Time deposits	3,969	20,600	24,569	222	2,326	2,548
Borrowings and repurchase agreements	779	1,301	2,080	1,841	(989)	852
Total interest-bearing liabilities	4,382	50,484	54,866	2,086	8,066	10,152
Net Interest Income	$(462)	$(9,749)	$(10,211)	$6,390	$(1,468)	$4,922

2023 compared to 2022

Our net interest income decreased $10.2 million, or 10.6%, from 2023 to 2022 primarily due to an increase of 222 basis points in the yield on interest-bearing deposits due to the rising rate environment since early 2022 as deposits repriced more quickly than loans and customers shifted into higher cost deposit categories.

Net interest margin for the year ended December 31, 2023 decreased 42 basis points to 2.91% from 3.33% for the year ended December 31, 2022. The decrease primarily related to the increase in the yield on interest-bearing deposits previously mentioned, which accounted for $50.5 million of the $54.9 million increase in interest expense.

2022 compared to 2021

Our net interest income increased $4.9 million, or 5.4%, from 2021 to 2022 primarily due to a 13.9% increase in average loans held for investment partially offset by a 46 basis point increase in the average cost of interest-bearing deposits as market rates increased sharply throughout 2022 and customers shifted into higher cost deposit categories.

The $266.0 million increase in average loans held for investment is primarily attributable to the expansion into the Asheville, Chattanooga, and Knoxville markets, and the transfer of Tri-Net loans held for sale to loans held for investment offset by PPP loan forgiveness and paydowns. Our expansion into these new markets contributed $236.4 million to the increase in average loans while loans transferred from held for sale contributed $66.4 million to the increase. The transfer of Tri-Net loans held for sale to loans held for investment was due to the adverse impact of rapidly rising interest rates on pricing and investor demand. Average PPP loans decreased $123.7 million in 2022 when compared to 2021. PPP fees recognized as income totaled $0.7 million and $7.2 million for the years ended December 31, 2022 and 2021, respectively.

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

Our allowance for credit losses for the loan portfolio as a percentage of total loans held for investment was 1.07%, 1.03% and 1.10% at December 31, 2023, 2022 and 2021, respectively. Our allowance for credit losses for unfunded commitments as a percentage of total unfunded commitments was 0.27% as of December 31, 2023, and 0.04% as of December 31, 2022 prior to the adoption of CECL.

2023 compared to 2022

The year ended December 31, 2023, yielded a recovery of provision expense of $0.8 million , which included the $2.0 million provision expense on the Signature subordinated debt on available-for-sale securities, compared to a $2.5 million provision of credit losses in 2022.

Net charge-offs for the year ended December 31, 2023 were $0.8 million compared to $0.4 million for the comparable period of 2022. Our ACL on loans at December 31, 2023 was 1.07% of total loans held for investment compared to 1.03% as of December 31, 2022. The recovery of provision during the year ended December 31, 2023 is largely driven by a decrease in loan volume as well as an improvement in economic metrics such as forecasted unemployment rates.

The Company recorded a $2.0 million provision on available-for-sale securities related to the expected credit losses on the Signature subordinated debt following its first quarter 2023 failure. A corresponding ACL is recorded on the balance sheet in available-for-sale debt securities. Should such expected credit losses have been experienced under the incurred loss model prior to our adoption of CECL on January 1, 2023, they would have been recorded in other noninterest expense as other than temporary impairment with no corresponding allowance on the balance sheet.

2022 compared to 2021

The year ended December 31, 2022, yielded a $2.5 million provision compared to a $1.1 million release of loan loss reserves in 2021. This increase was primarily attributable to an increase in loans during the year ended December 31, 2022 and other qualitative factors offset by a release of pandemic-related reserves.

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

See “Notes to Consolidated Financial Statements — Note 4 — Loans and Allowance for Credit Losses on Loans” and Note 3 — "Investment Securities" for additional information on our allowance for credit losses.

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

The following table sets forth the principal components of noninterest income for the periods indicated.

			2023 - 2022		2022 - 2021
	Year Ended		Percent	Year Ended	Percent
	December 31,		Increase	December 31,	Increase
	2023	2022	(Decrease)	2021	(Decrease)
Noninterest income:
Deposit service charges	$5,289	$4,781	10.6%	$4,515	5.9%
Interchange and debit card transaction fees	4,879	5,053	(3.4)%	4,816	4.9%
Mortgage banking	3,383	5,073	(33.3)%	16,058	(68.4)%
Tri-Net	84	78	7.7%	8,613	(99.1)%
Wealth management	1,710	1,687	1.4%	1,850	(8.8)%
SBA lending	3,323	2,501	32.9%	2,060	21.4%
Net gain on sale of securities	5	8	(37.5)%	28	(71.4)%
Bank owned life insurance	3,942	2,996	31.6%	1,829	63.8%
Other noninterest income	3,536	2,345	50.8%	2,912	(19.5)%
Total noninterest income	$26,151	$24,522	6.6%	$42,681	(42.5)%

2023 compared to 2022

Deposit service charges increased for the year ended December 31, 2023 compared to the same period in 2022. These amounts originate from our commercial and consumer deposit accounts.

Interchange and debit card transaction fees fluctuate based upon transaction volumes, which were lower during the year ended December 31, 2023 compared to the same period in 2022.

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

Tri-Net represents a line of business which generally originates and sells commercial real estate loans to third-party investors. All of these loan sales transfer servicing rights to the buyer. Tri-Net activity remained limited in 2023 as the Company assessed market pricing. Comparatively, in 2022, the Company transferred $105.5 million from loans held for sale to loans held for investment due to the adverse impact of rapidly rising interest rates on pricing and investor demand. This resulted in a $1.3 million realized loss on sale of loans and $2.4 million unrealized loss on loans transferred to held for investment, partially offset by a $1.6 million gain on related hedge instruments.

Noninterest income for SBA lending, which represents gains on sales of guaranteed portions of SBA loans, increased for the year ended December 31, 2023 compared to 2022 as the Company expanded the SBA team in the fourth quarter of 2022.

Other noninterest income primarily consists of loan related fees, bank-owned life insurance, and other service-related fees. Servicing income, SBIC income, and death benefit income from bank-owned life insurance increased when compared to 2022.

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

Revenue for Tri-Net, a business launched in the fourth quarter of 2016, is derived from the origination and sale of commercial real estate loans to third-party investors. Income from Tri-Net sales decreased significantly compared to the prior year primarily due to the adverse impact of rapidly rising interest rates on pricing and investor demand. As a result of this impact, the Company transferred $105.5 million of Tri-Net loans from loans held for sale to loans held for investment. Tri-Net results include a $1.3 million realized loss on sale of loans and a $2.4 million unrealized loss on loans transferred to held for investment, partially offset by a $1.6 million gain on related hedge instruments. The Company paused any further commitments to originate such loans early in the third quarter of 2022, noting that originations would restart only when clear indications of market stabilization and liquidity normalization are observed. The Company announced plans to test a limited pool of Tri-Net originations in the 1st half of 2023.

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

Other noninterest income primarily consists of loan related fees and other service-related fees.

Noninterest Expense

The following table presents the primary components of noninterest expense for the periods indicated.

			2023 - 2022		2022 - 2021
	Year Ended		Percent	Year Ended	Percent
	December 31,		Increase	December 31,	Increase
	2023	2022	(Decrease)	2021	(Decrease)
Noninterest expense:
Salaries and employee benefits	$40,314	$38,065	5.9%	$41,758	(8.8)%
Data processing and software	12,884	11,152	15.5%	11,248	(0.9)%
Occupancy	4,514	4,299	5.0%	4,205	2.2%
Equipment	2,592	2,988	(13.3)%	3,507	(14.8)%
Professional services	3,067	2,175	41.0%	2,155	0.9%
Regulatory fees	1,806	1,080	67.2%	1,031	4.8%
Acquisition related expenses	1,682	—	—	323	(100.0)%
Amortization of intangibles	1,441	1,690	(14.7)%	1,939	(12.8)%
Other operating expense	6,684	7,921	(15.6)%	7,375	7.4%
Total noninterest expense	$74,984	$69,370	8.1%	$73,541	(5.7)%

2023 compared to 2022

Total noninterest expense for 2023 increased $5.6 million, or 8.1%, to $75.0 million compared to $69.4 million for 2022 with salaries and employee benefits increasing $2.2 million, or 5.9%. In 2022, our executives elected to voluntarily forego their annual bonuses which totaled $0.9 million in an effort to establish a culture of operational excellence following two operational losses and losses in the Company's Tri-Net division. Additionally, noninterest expense in 2022 includes $1.5 million in operational losses for which the bank recovered $0.5 million in 2023.

Our efficiency ratio was 66.9% and 57.51% for 2023 and 2022, respectively. The efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income and measures the amount of expense that is incurred to generate a dollar of revenue.

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

Other noninterest expense in 2022 includes $1.5 million in operational losses for which the bank sought recovery.

Our efficiency ratio was 57.51% and 54.94% for 2022 and 2021, respectively. The efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income and measures the amount of expense that is incurred to generate a dollar of revenue.

Income Taxes

2023 compared to 2022

We recorded income tax expense of $6.4 million and $9.8 million in 2023 and 2022, respectively. Our effective income tax rate for 2023 and 2022 was 17.7% and 20.0%, respectively. Our effective tax rate differs from the statutory tax rate due to our investments in qualified municipal securities, tax benefits from the Bank's real estate investment trust, company owned life insurance, state tax credits, net of the effect of certain non-deductible expenses and the recognition of excess tax benefits related to stock compensation. Higher income on bank owned life insurance contracts contributed to the lower effective tax rate in 2023 compared to 2022.

2022 compared to 2021

We recorded income tax expense of $9.8 million and $12.7 million in 2022 and 2021, respectively. Our effective income tax rate for 2022 and 2021 was 20.0% and 20.7%, respectively. Our effective tax rate differs from the statutory tax rate due to our investments in qualified municipal securities, tax benefits from the Bank's real estate investment trust, company owned life insurance, state tax credits, net of the effect of certain non-deductible expenses and the recognition of excess tax benefits related to stock compensation. The lower effective tax rate in 2022 compared to 2021 is mainly the result of higher income on bank owned life insurance contracts and an increase in Tennessee state tax credits offset by fewer adjustments related to excess stock compensation expense.

Financial Condition

2023 compared to 2022

Total assets increased from $3,117.2 million at December 31, 2022 to $3,142.2 million at December 31, 2023. Loans held for investment decreased 1.9% from $2,312.8 million at December 31, 2022 to $2,269.7 million at December 31, 2023. Loans held for sale decreased $12.4 million or 27.8%, during 2023 which is primarily related to the pausing of Tri-Net originations and declines in mortgage banking volumes offset by increases in SBA lending. Cash and cash equivalents increased $124.3 million or 91.9% during 2023 in comparison to 2022.

Total liabilities increased from $2,763.0 million at December 31, 2022 to $2,780.6 million at December 31, 2023. Deposits decreased $17.5 million to $2,662.3 million at December 31, 2023 compared to $2,679.8 million at December 31, 2022. While in the short-term the Company is experiencing a period of increased competition for deposits driven by high interest rates, a key longer-term strategic initiative is to create a stronger deposit-led culture with an emphasis on lower cost relationship-based deposits. As of December 31, 2023 versus December 31, 2022, noninterest bearing transaction deposits declined $151.7 million while interest bearing transaction, money market and saving balances increased $188.0 million, customer time deposits increased $102.1 million and brokered time deposits declined $156.0 million.

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

Total liabilities increased from $2,753.0 million at December 31, 2021 to $2,763.0 million at December 31, 2022. Deposits decreased $4.5 million to $2,679.8 million at December 31, 2022 compared to $2,684.2 million at December 31, 2021. While in the short-term the Company is experiencing a period of increased competition for deposits driven by high interest rates, a key longer-term strategic initiative is to create a stronger deposit-led culture with an emphasis on lower cost relationship-based deposits. As of December 31, 2022, the Company’s lowest cost deposit category, noninterest bearing, decreased $213.1 million from December 31, 2021 to December 31, 2022, while higher cost time deposits increased $335.6 million or 90.0%. Other changes in deposits from 2021 to 2022 included a $194.7 million decrease or 20.6% in interest-bearing transaction deposits and a $67.7 million or 10.6% increase in savings and money market accounts.

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

Our investment portfolio consists primarily of securities issued by U.S. government-sponsored agencies, agency mortgage-backed securities, obligations of states and political subdivisions, asset-backed securities and other debt securities, all with varying contractual maturities. However, these maturities do not necessarily represent the expected life of the securities as some of these securities may be called or paid down without penalty prior to their stated maturities. The investment portfolio is regularly reviewed by the Asset Liability Management committee, or ALCO, of the Bank to ensure an appropriate risk and return profile as well as for adherence to the investment policy. Our investment portfolio totaled $359.3 million, $397.7 million, and $461.2 million as of December 31, 2023, 2022 and 2021, respectively. The Company recorded a provision for credit loss on available-for-sale securities and a corresponding ACL of $2.0 million during the first quarter of 2023 related to ownership in Signature Bank ("Signature") subordinated debt securities which, following Signature's first quarter failure, were deemed to have significant credit losses. The Company has performed an assessment of its corporate debt securities which is largely made up of other financial institution investment grade subordinated debt based on various factors including liquidity and soundness of the underlying financial institution and credit rating and no other such credit losses are expected to be present in the Company's portfolio as of December 31, 2023. The investment portfolio declined versus 2022 as management elected not to reinvest security paydowns and maturities. See Note 3 to our Consolidated Financial Statements for additional information on our investment securities.

The following table presents the fair value of our securities as of December 31, 2023 by their stated maturities (this maturity schedule excludes security prepayment and call features), as well as the weighted average yields for each maturity range.

	Due in one year or less		Due in one year to five years		Due in five years to ten years		Due after ten years
	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield	Fair Value	Weighted Average Yield
Securities available for sale:
U. S. government agency securities	$—	—	$794	2.2%	$8,503	2.2%	$2,307	1.9%
State and municipal securities	—	—	9,407	2.1%	31,125	1.9%	27,520	2.8%
Mortgage-backed securities	1,390	3.3%	7,404	2.8%	43,260	2.5%	168,011	1.4%
Asset-backed securities	—	—	—	—	—	—	3,146	6.5%
Other debt securities	1,076	2.4%	10,039	5.0%	45,338	3.7%	—	—
Total securities available for sale	$2,466	2.9%	$27,644	3.4%	$128,226	2.8%	$200,984	1.7%
Securities held to maturity:
State and municipal securities	$—	—	$—	—	$—	—	$—	—
Total securities held to maturity	$—	—	$—	—	$—	—	$—	—

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

The composition of gross loans and leases at December 31 for each of the past three years and the percentage of each classification to total loans are summarized as follows:

	December 31, 2023		December 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent	Amount	Percent
Commercial real estate - owner occupied	$281,219	12.4%	$246,109	10.7%	$209,261	10.6%
Commercial real estate - non-owner occupied	761,225	33.5%	803,611	34.7%	616,023	31.3%
Consumer real estate	423,338	18.7%	402,615	17.4%	326,412	16.6%
Construction and land development	212,528	9.4%	229,972	9.9%	214,310	10.9%
Commercial and industrial	501,912	22.1%	496,347	21.5%	497,615	25.3%
Consumer	48,758	2.1%	53,382	2.3%	46,811	2.4%
Other	40,766	1.8%	80,762	3.5%	55,337	2.9%
Total loans	$2,269,746	100.0%	$2,312,798	100.0%	$1,965,769	100.0%

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

At December 31, 2023, our loan portfolio composition remained relatively consistent versus December 31, 2022. Our loan growth since inception has been reflective of the target market that we serve with commercial real estate loans making up 46% of the portfolio. The repayment of owner-occupied properties is largely dependent on the operations of the tenant, while non-owner occupied properties are dependent upon the operation, refinance, or sale of the underlying real estate.

The repayment of loans is a source of additional liquidity for us. The following table details maturities and sensitivity to interest rate changes for our loan portfolio at December 31, 2023.

	December 31, 2023
	Due in 1 year or less	Due in 1-5 years	Due after 5-15 years	Due after 15 years	Total
Commercial real estate - owner occupied	$5,628	$190,469	$75,972	$9,150	$281,219
Commercial real estate - non-owner occupied	93,147	$457,733	$199,136	$11,209	$761,225
Consumer real estate	15,070	111,362	212,555	84,351	423,338
Construction and land development	45,464	142,999	14,194	9,871	212,528
Commercial and industrial	143,566	183,941	147,082	27,323	501,912
Consumer	9,976	34,812	3,916	54	48,758
Other	6,308	12,859	21,163	436	40,766
Gross loans	$319,159	$1,134,175	$674,018	$142,394	$2,269,746

Interest rate sensitivity
Fixed interest rates	96,234	845,057	320,386	13,587	1,275,264
Floating or adjustable interest rates	222,925	289,117	353,634	128,806	994,482
Total gross loans	$319,159	$1,134,174	$674,020	$142,393	$2,269,746

The information presented in the table above is based upon the contractual maturities of the individual loans, which may be renewed at their contractual maturity. Renewal of such loans is subject to review and credit approval, as well as modification of terms at their maturity. Consequently, we believe that this treatment presents fairly the maturity structure of the loan portfolio.

Asset Quality

One of our key objectives is to maintain a high level of asset quality in our loan portfolio. We utilize disciplined and thorough underwriting processes that collaboratively engage our seasoned and experienced business bankers and credit underwriters in the analysis of each loan request. Based upon our aggregate exposure to any given borrower relationship, we employ scaled review of loan originations that may involve senior credit officers, our Chief Credit Officer, our Chief Credit Policy Officer, the Bank’s Credit Committee or, ultimately, our full board of directors. In addition, we have adopted underwriting guidelines to be followed by our lending officers that require senior management review of proposed extensions of credit exceeding certain thresholds. When delinquencies exist, we monitor the levels of such delinquencies for any negative or adverse trends. Our loan review procedures include approval of lending policies and underwriting guidelines by the board of directors of our bank, an independent loan review, approval of larger credit relationships by our bank’s Credit Committee and loan quality documentation procedures. Like other financial institutions, we are subject to the risk that our loan portfolio will be subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

We target small and medium sized businesses, the owners and operators of such businesses and other consumers and high net worth individuals as loan clients. Because of their size, these borrowers may be less able to withstand competitive or economic pressures than larger borrowers in periods of economic weakness. If loan losses occur at a level where the allowance for loan losses is not sufficient to cover actual loan losses, our earnings will decrease. We use an independent consulting firm to review our loans for quality in addition to the reviews that may be conducted internally and by bank regulatory agencies as part of their examination process. The Bank has procedures and processes in place intended to assess whether losses exceed the potential amounts documented in our bank’s impairment analyses and to reduce potential losses in the remaining performing loans within our loan portfolio. These procedures and processes include the following:

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
The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Bank analyzes loans individually by classifying each loan as to credit risk. This analysis includes all commercial loans and consumer relationships with an outstanding balance greater than $500,000, individually. This analysis is performed on a regular basis by the relationship managers and credit department personnel. On at least an annual basis an independent party performs a formal credit risk review of a sample of the loan portfolio. Among other things, this review assesses the appropriateness of the risk rating of each loan in the sample. See Note 4 to our Consolidated Financial Statements for a table that provides the risk category of loans by applicable class of loans.

Non-Performing Loans and Assets

Information summarizing non-performing assets, including non-accrual loans follows.

	December 31, 2023	December 31, 2022
Non-accrual loans:
Commercial real estate - owner occupied	$1,720	$4,982
Commercial real estate - non-owner occupied	454	—
Consumer real estate	5,194	456
Construction and land development	4	8
Commercial and industrial	5,229	4,065
Consumer	1,783	54
Other	414	—
PCI (Under incurred loss methodology)	—	1,149
Non-accrual loans	$14,798	$10,714

Non-performing loans	14,798	10,714
Other real estate owned	11	—
Non-performing assets	$14,809	$10,714

Non-performing loans to loans held for investment	0.66%	0.46%
Non-performing assets to total assets	0.47%	0.34%

Non-accrual loans to total loans increased to 0.66% at December 31, 2023 compared to 0.46% at December 31, 2022. The increase in non-accrual loans is principally related to three relationships that total $8.5 million. These loans are primarily made up of one relationship totaling $4.1 million that is mainly secured by real estate, with no loss expected. The other two relationships are related to SBA borrowers, with most loans carrying government guaranties ranging from 50% to 75%. No loss is expected on one of these relationships, while a specific reserve of $0.5 million has been taken on the other.

We have established a policy to discontinue accruing interest on loans (that is, place the loans on non-accrual status) after they have become 90 days delinquent as to payment of principal or interest, unless the loans are considered to be well-collateralized and are in the process of collection. Consumer loans and any accrued interest are typically charged off no later than 180 days past due. In addition, a loan will not be placed on non-accrual status before it becomes 90 days delinquent unless management believes that the collection of all principal and interest is not expected in a timely manner. Interest previously accrued but uncollected on such loans is reversed and charged against interest income when the receivable is determined to be uncollectible. If we believe that a loan will not be collected in full, we will increase the allowance for loan losses to reflect management’s estimate of any potential exposure or loss. Generally, payments received on non-accrual loans are applied directly to principal. As of December 31, 2023, there were no loans, outside of those included in the table above, that cause management to have serious doubts as to the ability of borrowers to comply with present repayment terms.

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

Allowance for Credit Losses ("ACL")

Our allowance for credit losses represents our estimate of probable inherent credit losses in the loan portfolio. We determine the allowance based on an ongoing evaluation of risk as it correlates to potential losses within the portfolio. Increases in the allowance are made by charges to the provision for loan losses. Loans deemed to be uncollectible are charged against the allowance. Recoveries of previously charged-off amounts are credited to our allowance. The judgments and estimates associated with our allowance determination are described under “Critical Accounting Policies and Estimates” above and in Notes 1 and 4 to the “Notes to Consolidated Financial Statements.”

While no portion of our allowance is in any way restricted to any individual loan or group of loans and the entire allowance is available to absorb losses from any and all loans, the following tables represent management’s allocation of our allowance to specific loan categories for the periods indicated.

	December 31, 2023			December 31, 2022			December 31, 2021
	Net Charge-Offs (Recoveries)	Average Loans	Ratio (Annualized)	Net Charge-Offs (Recoveries)	Average Loans	Ratio (Annualized)	Net Charge-Offs (Recoveries)	Average Loans	Ratio (Annualized)
Commercial real estate - owner occupied	$—	$277,322	—	$—	$276,515	—	$—	$205,562	—
Commercial real estate - non-owner occupied	—	792,326	—	(213)	701,559	(0.03)%	—	521,540	—
Consumer real estate	4	422,140	—	2	358,201	—	(17)	331,274	(0.01)%
Construction and land development	—	224,173	—	—	208,385	—	—	196,098	—
Commercial and industrial	444	527,238	0.08%	172	501,132	0.03%	189	552,561	0.03%
Consumer	205	52,251	0.39%	220	50,945	0.43%	123	45,263	0.27%
Other	152	42,025	0.36%	185	79,336	0.23%	186	57,817	0.32%
Total net charge-offs (recoveries)	$805	$2,337,475	0.03%	$366	$2,176,073	0.02%	$481	$1,910,115	0.03%

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

	Year ended December 31,
	2023		2022		2021
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Types of Deposits:
Noninterest-bearing demand deposits	$440,591	—	$676,617	—	$725,075	—
Interest-bearing transaction accounts	869,216	2.46%	856,344	0.52%	955,553	0.17%
Money market accounts	494,533	3.28%	524,661	0.93%	451,947	0.23%
Savings accounts	136,761	0.18%	165,164	0.13%	142,705	0.11%
Time deposits	779,524	3.85%	450,005	1.20%	417,770	0.69%
Total deposits	$2,720,625	2.97%	$2,672,791	0.56%	$2,693,050	0.21%

Total average deposits remained relatively stable in 2023 compared to 2022 and 2021. Increased pricing pressure during the year ended December 31, 2023 resulted in a shift to higher cost deposit categories during the year but the Company continues to focus on building and expanding client relationships to deliver on our core deposit-led strategy.

The maturities of time deposits that exceed the FDIC insurance limit of $250 thousand at December 31, 2023 are as follows ($ in thousands):

	December 31, 2023
	Three months or less	Over three through six months	Over six through twelve months	Over twelve months	Total
Time deposits in excess of FDIC insurance limit	$35,600	$25,137	$47,164	$12,692	$120,593

Capital Adequacy

As of December 31, 2023, CapStar Financial’s capital ratios were as follows.

	Well Capitalized Guidelines	December 31, 2023
Total risk-based capital	10.00%	15.78%
Tier 1 risk-based capital	8.00%	13.77%
Common equity tier 1 capital	6.50%	13.77%
Tier 1 leverage	5.00%	11.22%

See Note 16 to the “Notes to Consolidated Financial Statements” for additional information related to our capital position.

Market Risk

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

At December 31, 2023, our EAR static simulation results indicated that our net interest income over the next year is estimated to benefit modestly from further rate increases while being adversely impacted by falling interest rates. This indicates that our assets generally reprice faster than our liabilities, which results in a favorable impact to net interest income when market interest rates increase and an unfavorable impact to net interest income when market interest rates decline. Many assumptions are used to calculate the impact of interest rate fluctuations on our net interest income, such as asset prepayments, non-maturity deposit price sensitivity, and key rate drivers. Because of the inherent use of these estimates and assumptions in the model, our actual results may, and most likely will, differ from our static EAR results. In addition, static EAR results do not include actions that our management may undertake to manage the risks in response to anticipated changes in interest rates or client behavior. For example, as part of our asset/liability management strategy, management has the ability to increase asset duration and/or decrease liability duration in order to reduce asset sensitivity, or to decrease asset duration and/or increase liability duration in order to increase asset sensitivity.

The following table illustrates the results of our EAR analysis regarding the extent to which our net interest income over the next 12 months would change if prevailing interest rates increased or decreased immediately by the specified amounts.

Net interest income change
Increase 300bp	6.4%
Increase 200bp	3.3%
Increase 100bp	1.5%
Decrease 100bp	(1.9)%
Decrease 200bp	(3.3)%
Decrease 300bp	(4.1)%

Liquidity Risk

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

Overall liquidity sources total $1.6 billion as of December 31, 2023. Our most liquid assets are comprised of cash and due from banks, and available-for-sale marketable investment securities. The fair value of the available-for-sale investment portfolio was $359.3 million at December 31, 2023. We pledge portions of our investment securities portfolio to secure public fund deposits, derivative positions and Federal Home Loan Bank (“FHLB”) advances. At December 31, 2023, total investment securities pledged for these purposes comprised 53% of the estimated fair value of the entire investment portfolio, leaving $168.4 million of unpledged securities.

Other sources of funds available to meet daily needs include FHLB advances. As a member of the FHLB of Cincinnati, the Company has access to credit products offered by the FHLB. At December 31, 2023, available credit from the FHLB totaled $414.0 million. Additionally, we had available credit from the Federal Reserve of $284.8 million and available federal funds purchased lines with correspondent banks totaling $90.0 million at December 31, 2023. We also have the ability to issue an additional $332.0 million of brokered CDs based on internal limits.

The Company has a diversified deposit portfolio comprised 92% of customer deposits and 8% of brokered deposits. Correspondent Banking customers account for 12% of customer deposits. As of December 31, 2023, 68.2% of deposits were insured or collateralized.

The principal source of cash for CapStar Financial Holdings, Inc. (the "Parent Company") is dividends paid to it as the sole shareholder of the Bank. At December 31, 2023, the Bank was able to pay up to $74.6 million in dividends to CapStar Financial without regulatory approval subject to the ongoing capital requirements of the Bank.

Accordingly, management believes that our funding sources are at sufficient levels to satisfy our short-term and long-term liquidity needs.

Contractual Obligations

The following provides an overview of the Company's significant contractual obligations as of December 31, 2023.

Short-term borrowings and long-term debt - The Company issued $30.0 million of fixed-to-floating rate subordinated notes during the third quarter of 2020, which were recorded net of issuance costs of $0.6 million, that mature June 30, 2030. Beginning on or after June 30, 2025, the Company may redeem the notes, in whole or in part, at their principal amount plus any accrued and unpaid interest. The carrying value of subordinated notes was $29.8 million at December 31, 2023. The Company had FHLB advances of $50.0 million which matured in January of 2024.

Operating Lease Obligations - We are party to operating lease agreements for many of our branch locations, ATMs, loan production offices and operation centers. For qualifying leases with a term exceeding one year we record a lease liability and right-of-use ("ROU") asset on our balance sheet. As of December 31, 2023, the lease liability and ROU asset totaled $10.3 million and $9.5 million, respectively.

As of December 31, 2023, the remaining terms of our leases ranged from one to 9 years. Certain of our leases contain options to renew the lease at the end of the current term. Unless we have determined we are reasonably likely to renew the lease, these options have been excluded from the calculation of our lease liability and ROU asset. Additional information regarding operating leases is provided in Note 7 to the consolidated financial statements.

Capital Resources

As of December 31, 2023, shareholders' equity increased to $361.6 million compared to $354.2 million as of December 31, 2022. The increase was due to net income offset by share repurchases, dividend payments, and the impact of the CECL adoption on January 1, 2023. As of December 31, 2023, the Company and the Bank were well-capitalized under the regulatory framework for prompt corrective action.

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

Our off-balance sheet arrangements are summarized in the following table for the periods indicated.

	Contract or notional amount
	December 31, 2023	December 31, 2022	December 31, 2022
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$988,464	$1,112,950	$831,075
Standby letters of credit	7,742	7,288	10,623
Total	$996,206	$1,120,238	$841,698

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of CapStar Financial Holdings, Inc.:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of CapStar Financial Holdings, Inc. and Subsidiary (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income (loss), changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013, and our report dated March 12, 2024 expressed an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

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

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2023 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (“ASC 326”). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles. Our opinion is not modified with respect to this matter. The adoption of the new credit loss standard and its subsequent application is also communicated as a critical audit matter below.

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

Allowance for Credit Losses

The Company reported a gross loan portfolio of $2.3 billion and related allowance for credit losses (“ACL”) of $24.3 million as of December 31, 2023. As described by the Company in Notes 1 and 4, the Company adopted ASC 326 on January 1, 2023. Expected credit losses are measured on a collective basis using a discounted cash flow method. Loans not sharing similar risk characteristics are evaluated on an individual basis. Historical loss rates, which are adjusted for qualitative factors that involve significant management judgment, are applied to the collectively evaluated loan segments. In addition, a 12-month forecast is applied to each segment, based on external sources, with losses reverting back to historical loss rates at the end of the forecast period.

We identified the Company’s estimate of the ACL as a critical audit matter. The principal considerations for our determination of the ACL as a critical audit matter related to the high degree of subjectivity in the Company’s judgments in determining the qualitative factors, model assumptions, forecasts and forecasting periods. Auditing these complex judgments and assumptions by the Company involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included the following:

•
We evaluated the appropriateness of the methodology applied in the adoption of ASC 326.
•
We tested the design and operating effectiveness of controls relating to the Company’s determination of the allowance for credit losses, including controls over the establishment of qualitative factors, model assumptions, and forecasts.
•
We evaluated the relevance and the reasonableness of assumptions related to the evaluation of the loan portfolio, current and forecasted economic conditions, and other risk factors used in the development of the qualitative factors.
•
We tested the completeness and accuracy of significant inputs to the model including the underlying data used to develop the qualitative factors and forecasts.
•
We validated the mathematical accuracy of the calculation.
•
We evaluated the reasonableness of assumptions and data used by the Company in developing the qualitative factors by comparing these data points to internally developed and third-party sources, and other audit evidence gathered.
•
We evaluated the reasonableness of assumptions and data used by the Company in developing the forecasts by comparing these data points to third-party sources and recalculation of the factors.
•
Analytical procedures were performed to evaluate the directional consistency of changes that occurred in the allowance for credit losses for loans.

We have served as the Company's auditor since 2017.

/s/ Elliott Davis, PLLC

Raleigh, North Carolina

March 12, 2024

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of CapStar Financial Holdings, Inc.:

Opinion on the Internal Control Over Financial Reporting

We have audited CapStar Financial Holdings, Inc. and Subsidiary's (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022 and the related consolidated statements of income, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023 of the Company and our report dated March 12, 2024 expressed an unqualified opinion.

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

/s/ Elliott Davis, PLLC

Raleigh, North Carolina

March 12, 2024

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Balance Sheets

(Dollars in thousands, except share and per share data)

	December 31, 2023	December 31, 2022
Assets
Cash and due from banks	$25,752	$25,280
Interest-bearing deposits in financial institutions	223,859	105,558
Federal funds sold	10,000	4,467
Total cash and cash equivalents	259,611	135,305
Securities available-for-sale, at fair value net of allowance for credit losses of $2,000 and $0 at December 31, 2023 and 2022, respectively	359,320	396,416
Securities held-to-maturity, fair value of $0 and $1,240 at December 31, 2023 and 2022, respectively	—	1,240
Loans held for sale, includes $10,287 and $12,636 measured at fair value at December 31, 2023 and 2022, respectively	32,264	44,708
Loans held for investment	2,269,746	2,312,798
Less allowance for credit losses on loans	(24,292)	(23,806)
Loans, net	2,245,454	2,288,992
Premises and equipment, net	22,994	24,855
Restricted equity securities	13,334	16,632
Accrued interest receivable	12,588	10,511
Goodwill	41,068	41,068
Core deposit intangible, net	3,560	5,001
Other real estate owned, net	11	—
Other assets	151,971	152,441
Total assets	$3,142,175	$3,117,169
Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$360,397	$512,076
Interest-bearing	988,963	749,857
Savings and money market accounts	658,080	709,190
Time	654,812	708,696
Total deposits	2,662,252	2,679,819
Federal Home Loan Bank advances	50,000	15,000
Subordinated notes	29,800	29,666
Other liabilities	38,565	38,502
Total liabilities	2,780,617	2,762,987
Shareholders’ equity:
Common stock, voting, $1 par value; 25,000,000 shares authorized; 20,707,356 and 21,714,380 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	20,707	21,714
Additional paid-in capital	227,185	240,863
Retained earnings	158,934	141,657
Accumulated other comprehensive loss, net of tax	(45,268)	(50,052)
Total shareholders’ equity	361,558	354,182
Total liabilities and shareholders’ equity	$3,142,175	$3,117,169

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Statements of Income

(Dollars in thousands, except share and per share data)

	Year Ended December 31,
	2023	2022	2021
Interest income:
Loans, including fees	$137,072	$101,501	$89,219
Securities:
Taxable	7,927	7,642	6,573
Tax-exempt	1,218	1,268	1,408
Federal funds sold	194	76	21
Restricted equity securities	1,048	784	640
Interest-bearing deposits in financial institutions	10,729	2,262	598
Total interest income	158,188	113,533	98,459
Interest expense:
Interest-bearing deposits	21,344	4,479	1,626
Savings and money market accounts	16,454	5,102	1,203
Time deposits	29,990	5,421	2,873
Federal funds purchased	—	2	—
Federal Home Loan Bank advances	2,944	862	12
Subordinated notes	1,575	1,575	1,575
Total interest expense	72,307	17,441	7,289
Net interest income	85,881	96,092	91,170
Provision for credit losses:
(Recovery of) provision for credit losses on loans	(206)	2,474	(1,066)
Provision for credit losses on available-for-sale securities	2,000	—	—
Recovery of provision for credit losses on unfunded commitments	(945)	—	—
Total provision for credit losses	849	2,474	(1,066)
Net interest income after provision for credit losses	85,032	93,618	92,236
Noninterest income:
Deposit service charges	5,289	4,781	4,515
Interchange and debit card transaction fees	4,879	5,053	4,816
Mortgage banking	3,383	5,073	16,058
Tri-Net	84	78	8,613
Wealth management	1,710	1,687	1,850
SBA lending	3,323	2,501	2,060
Net gain on sale of securities	5	8	28
Bank owned life insurance	3,942	2,996	1,829
Other noninterest income	3,536	2,345	2,912
Total noninterest income	26,151	24,522	42,681
Noninterest expense:
Salaries and employee benefits	40,314	38,065	41,758
Data processing and software	12,884	11,152	11,248
Occupancy	4,514	4,299	4,205
Equipment	2,592	2,988	3,507
Professional services	3,067	2,175	2,155
Regulatory fees	1,806	1,080	1,031
Acquisition related expenses	1,682	—	323
Amortization of intangibles	1,441	1,690	1,939
Other noninterest expense	6,684	7,921	7,375
Total noninterest expense	74,984	69,370	73,541
Income before income taxes	36,199	48,770	61,376
Income tax expense	6,395	9,753	12,699
Net income	$29,804	$39,017	$48,677
Per share information:
Basic net income per share of common stock	$1.41	$1.77	$2.20
Diluted net income per share of common stock	$1.41	$1.77	$2.19
Weighted average shares outstanding:
Basic	21,142,177	22,010,462	22,127,919
Diluted	21,172,712	22,059,855	22,179,461

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$29,804	$39,017	$48,677
Other comprehensive income (loss):
Unrealized gains (losses) on securities available-for-sale:
Unrealized gains (losses) arising during the period	6,455	(65,897)	(12,141)
Reclassification adjustment for gains included in net income	(5)	(8)	(28)
Tax effect	(1,666)	17,123	3,171
Other comprehensive income (loss), net of tax	4,784	(48,782)	(8,998)
Comprehensive income (loss)	$34,588	$(9,765)	$39,679

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Statements of Changes in Shareholders’ Equity

(Dollars in thousands, except share and per share data)

	Common Stock, voting		Additional paid-in	Retained	Accumulated other comprehensive	Total shareholders’
	Shares	Amount	capital	earnings	(loss) income	equity

Balance December 31, 2020	21,988,803	$21,989	$246,890	$66,879	$7,728	$343,486
Net issuance of restricted common stock	110,103	110	(329)	—	—	(219)
Stock-based compensation expense	—	—	1,600	—	—	1,600
Net exercise of common stock options	94,483	94	983	—	—	1,077
Repurchase of common stock	(27,260)	(27)	(435)	—	—	(462)
Common stock dividends declared ($0.23 per share)	—	—	—	(5,067)	—	(5,067)
Net income	—	—	—	48,677	—	48,677
Other comprehensive loss	—	—	—	—	(8,998)	(8,998)
Balance December 31, 2021	22,166,129	$22,166	$248,709	$110,489	$(1,270)	$380,094
Net issuance of restricted common stock	40,267	40	(170)	—	—	(130)
Stock-based compensation expense	—	—	1,355	—	—	1,355
Net exercise of common stock options	5,800	6	45	—	—	51
Repurchase of common stock	(497,816)	(498)	(9,076)	—	—	(9,574)
Common stock dividends declared ($0.36 per share)	—	—	—	(7,849)	—	(7,849)
Net income	—	—	—	39,017	—	39,017
Other comprehensive loss	—	—	—	—	(48,782)	(48,782)
Balance December 31, 2022	21,714,380	$21,714	$240,863	$141,657	$(50,052)	$354,182
Adoption of new accounting standard	-	-	-	(3,444)	-	(3,444)
Net issuance of restricted common stock	65,494	64	(256)	-	-	(192)
Stock-based compensation expense	-	-	1,677	-	-	1,677
Net exercise of common stock options	31,458	32	245	-	-	277
Repurchase of common stock	(1,103,976)	(1,103)	(15,344)	-	-	(16,447)
Common stock dividends declared ($0.43 per share)	-	-	-	(9,083)	-	(9,083)
Net income	-	-	-	29,804	-	29,804
Other comprehensive income	-	-	-	-	4,784	4,784
Balance December 31, 2023	20,707,356	$20,707	$227,185	$158,934	$(45,268)	$361,558

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Consolidated Statements of Cash Flows

(Dollars in thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$29,804	$39,017	$48,677
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for (recovery of) credit losses	849	2,474	(1,066)
Amortization of discounts on acquired loans and deferred fees, net	488	681	(7,016)
Depreciation and amortization	2,816	3,174	3,452
Net amortization of premiums on investment securities	1,383	1,828	2,435
Net gain on sale of securities	(5)	(8)	(28)
Mortgage banking	(3,383)	(5,073)	(16,058)
Tri-Net	(84)	(78)	(8,613)
SBA lending	(3,323)	(2,501)	(2,060)
Net gain on disposal of premises and equipment	(5)	(14)	(21)
Net gain on sale of other real estate owned	—	(102)	(49)
Stock-based compensation	1,677	1,355	1,600
Deferred income tax expense (benefit)	88	470	(207)
Origination of loans held for sale	(240,980)	(685,622)	(1,288,434)
Proceeds from loans held for sale	260,214	626,778	1,397,992
Cash payments arising from operating leases	(2,352)	(2,194)	(2,074)
Amortization of debt issuance expense	134	134	109
Net (increase) decrease in accrued interest receivable and other assets	82	(2,829)	(15,318)
Net increase (decrease) in accrued interest payable and other liabilities	(3,045)	(1,207)	3,043
Net cash provided by (used in) operating activities	44,358	(23,717)	116,364
Cash flows from investing activities:
Activities in securities available-for-sale:
Purchases	—	(68,895)	(92,465)
Sales	2,506	—	—
Maturities, prepayments and calls	37,671	64,177	104,733
Activities in securities held-to-maturity:
Maturities, prepayments and calls	1,230	515	600
Net redemption (purchase) of restricted equity securities	3,298	(2,179)	1,109
Net decrease (increase) in loans	41,952	(242,573)	(57,110)
Purchase of premises and equipment	(809)	(981)	(503)
Proceeds from the sale of premises and equipment	1,310	429	21
Proceeds from sale of other real estate	—	368	2,328
Proceeds from (purchases of) bank owned life insurance	802	—	(39,000)
Net cash provided by (used in) investing activities	87,960	(249,139)	(80,287)
Cash flows from financing activities:
Net increase (decrease) in deposits	(17,567)	(4,462)	116,280
Proceeds from Federal Home Loan Bank advances	535,500	395,000	—
Payments on Federal Home Loan Bank advances	(500,500)	(380,000)	(10,000)
Repurchase of common stock	(16,447)	(9,574)	(462)
Exercise of common stock options, net of repurchase of restricted shares	85	(79)	858
Common stock dividends paid	(9,083)	(7,849)	(5,067)
Net cash provided by (used in) financing activities	(8,012)	(6,964)	101,609
Net increase (decrease) in cash and cash equivalents	124,306	(279,820)	137,686
Cash and cash equivalents at beginning of period	135,305	415,125	277,439
Cash and cash equivalents at end of period	$259,611	$135,305	$415,125
Supplemental disclosures of cash paid:
Interest paid	$66,912	$15,427	$8,075
Income taxes paid	8,691	8,860	16,045
Supplemental disclosures of noncash transactions:
Cumulative effect adjustment due to adoption of CECL accounting standard under ASC 326, net of taxes	$(3,444)	$—	$—
Transfer of loans to other real estate	11	—	2,022
Loans charged off to the allowance for credit losses on loans	1,176	756	647
Lease liabilities arising from obtaining right-of-use assets	721	570	—
Unrealized losses on securities available for sale, net of tax	4,784	(48,782)	(8,998)
Loans transferred from held for sale to held for investment, net of loans from held-for-investment transferred to held-for-sale	—	105,503	18,396

See accompanying notes to consolidated financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements as of December 31, 2023 and 2022 and for each of the three years in the period ended December 31, 2023 include CapStar Financial Holdings, Inc. and its wholly owned subsidiary, CapStar Bank (the “Bank”, together referred to as the “Company”). Significant intercompany transactions and accounts are eliminated in consolidation.

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

Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for credit losses, determination of impairment of intangible assets, including goodwill, the valuation of our investment portfolio, the valuation of loans held for sale, and deferred tax assets.

Adoption of New Accounting Standards

On January 1, 2023, the Company adopted ASU 2016-13 Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, as amended ("ASC 326"), which replaced the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss ("CECL") methodology. The measurement of expected credit losses under the CECL methodology is applicable to financial assets measured at amortized cost, including loan receivables and held-to-maturity debt securities. It also applies to off-balance sheet credit exposures not accounted for as insurance (loan commitments, standby letters of credit, financial guarantees, and other similar instruments) ("unfunded commitments"). In addition, ASC 326 made changes to the accounting for available-for-sale debt securities. One such change is to require credit losses to be presented as an allowance rather than as a write-down on available-for-sale debt securities management does not intend to sell or believes that it is more likely than not they will be required to sell.

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

Accrued interest receivable on available-for-sale debt securities totaled $1.6 million at December 31, 2023 and is excluded from the estimate of credit losses.

Loans Held For Sale and Fair Value Option

The Company classifies loans as loans held for sale when originated with the intent to sell. As of April 1, 2019, the Company elected the fair value option for all residential mortgage loans originated with the intent to sell. This election allows for a more effective offset of the changes in fair values of the loans and the derivative instruments used to economically hedge them without the burden of complying with the requirements for hedge accounting. The Company has not elected the fair value option for other loans held for sale primarily because they are not economically hedged using derivative instruments. The fair value of residential mortgage loans originated with the intent to sell is based on traded market prices of similar assets. Other loans held for sale, such as SBA loans or Tri-Net loans, that are recorded at lower of cost or fair value may be carried at fair value on a nonrecurring basis when the fair value is less than cost. No SBA loans or Tri-Net loans were measured at fair value as of December 31, 2023. For further information, see Note 22 - Fair Value. The Company does not securitize mortgage loans. If the Company sells loans with servicing rights retained, the carrying value of the mortgage loan sold is reduced by the amount allocated to the servicing right. The changes in fair value are recorded as a component of mortgage banking income and included gains (losses) of $0.2 million, ($0.5) million, and $(2.5) million for the years ended December 31, 2023, 2022, and 2021, respectively.

The following table summarizes the difference between the fair value and the aggregate unpaid principal balance for residential real estate loans held for sale as of December 31, 2023 and 2022 (dollars in thousands):

	Fair Value	Aggregate Unpaid Principal Balance	Difference
December 31, 2023
Residential mortgage loans held for sale	$10,287	$10,043	$244
December 31, 2022
Residential mortgage loans held for sale	$12,636	$12,582	$54

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

Loans

The Company has six classes of loans held for investment: commercial real estate, consumer real estate, construction and land development, commercial and industrial, consumer, and other. The appropriate classification is determined based on the underlying collateral utilized to secure each loan.

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

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at amortized cost, net of the ACL. Amortized cost is the principal balance outstanding, net of purchase premiums and discounts, and deferred loan fees and costs. Accrued interest receivable is reported in accrued interest receivable on the consolidated balance sheets and is excluded from the estimate of credit losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

Management estimates the ACL balance using relevant available information, from internal and external sources, relating to past events, current conditions, and reasonable and supportable forecasts. Historical credit loss experience provides the basis for the estimation of expected credit losses for the different categories of loans. Qualitative adjustments to estimates are made for differences in underwriting standards, portfolio mix, delinquency level, or term as well as for changes in unemployment rates, property values, or other relevant factors.

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

Commercial construction- Risks common to commercial construction loans are cost overruns, changes in market demand for property, inadequate long-term financing arrangements and declines in real estate values.

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

The Company uses regression analysis of historical internal and peer data when modeling lifetime probability of default and loss given default. This analysis also determines how expected probability of default and loss given default will react to forecasted levels of the loss drivers.

For all discounted cash flow models, management has determined that four quarters represents a reasonable and supportable forecast period. Management leverages economic projections around unemployment rates from the Federal Open Market Committee to determine its loss driver forecasts over the four-quarter forecast period.

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

ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance for troubled debt restructurings by creditors in ASC 310-40, Receivables - Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings involving borrowings that are experiencing financial difficulty. Specifically, rather than applying the troubled debt restructuring recognition and measurement guidance, creditors will evaluate all loan modifications to determine if they result in a new loan or a continuation of the existing loan. Additionally, the Company is required to disclose current-period gross write-offs by year of origination for loan financing receivables and net investment in leases. The Company has adopted the standard as of January 1, 2023 with little to no impact to its accounting and has included the additional required disclosures herein.

Servicing Rights

When mortgage or SBA loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in other noninterest income. Fair value is based on market prices for comparable mortgage servicing contracts, when available or alternatively, is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is determined by stratifying rights into groupings based on predominant risk characteristics, such as interest rate, loan type and investor type. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. Changes in valuation allowances are reported with other noninterest income on the Consolidated Statements of Income and the associated asset is included in other assets on the Consolidated Balance Sheets. The fair values of servicing rights are subject to significant fluctuations as a result of changes in estimated and actual prepayment speeds and default rates and losses.

Servicing fee income, which is reported on the income statement within other noninterest income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal or a fixed amount per loan and are recorded as income when earned. The amortization of mortgage servicing rights is netted against loan servicing fee income. Net servicing fees totaled $1.0 million, $0.4 million, and $0.6 million for the years ended December 31, 2023, 2022, and 2021, respectively. There were no valuation adjustments associated with these servicing rights for the years ended December 31, 2023. Valuation adjustments associated with these servicing rights amounted to $47 thousand and $77 thousand for the years ended December 31, 2022 and 2021, respectively. Late fees and ancillary fees related to loan servicing are not material.

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

Leases

The Company recognizes a ROU asset and a corresponding lease liability for all operating leases, in the Consolidated Balance Sheets. For short term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities. The lease cost will be allocated over the lease term on a straight-line basis.

Bank Owned Life Insurance

The Bank has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Bank owned life insurance is included in other assets on the Consolidated Balance Sheets.

Securities Sold under Agreements to Repurchase

The Bank enters into sales of securities under agreements to repurchase at a specified future date. Such repurchase agreements are considered financing arrangements and, accordingly, the obligation to repurchase assets sold is reflected as a liability in the balance sheets of the Bank. Repurchase agreements are collateralized by debt securities which are owned and under the control of the Bank and are included in other liabilities on the Consolidated Balance Sheets.

Goodwill

Goodwill resulting from business combinations is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually or more frequently if events and circumstances exists that indicate that a goodwill impairment test should be performed. Qualitative factors are assessed to first determine if it is more likely than not (more than 50%) that the carrying value of goodwill is less than fair value. As of June 2023, given market volatility, following the March failures of several regional banks, the Company determined it did not satisfy the more likely than not qualitative assessment that the carrying value of goodwill is less than fair value. As a result, the Company elected to perform a quantitative assessment, which included a combination of prices of comparable businesses, discounted cash flows and other techniques. The Company performed a similar analysis for the required annual impairment analysis as of the October 31, 2023 election date. Based upon the results of the quantitative assessments, including the proposed merger, we determined the fair value of the reporting unit exceeded the carrying value, resulting in no impairment.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company’s tax returns remain open to audit under the statute of limitations by the IRS and various states for the years ended December 31, 2020 through 2023. It is the Company’s policy to recognize interest and/or penalties related to income tax matters in income tax expense on the Consolidated Statements of Income.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was approximately $0.8 million, $0.9 million, and $0.8 million for the years ended December 31, 2023, 2022 and 2021, respectively and is included in other operating expenses on the Consolidated Statements of Income.

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

The Bank may also utilize cash flow hedges to manage its future interest rate exposure. These derivative contracts are designated as hedges and, as such, changes in the fair value of these derivative instruments are recorded in other comprehensive income (loss) on the Consolidated Statements of Comprehensive Income (Loss). The Bank prepares written hedge documentation for all derivatives which are designated as hedges. The written hedge documentation includes identification of, among other items, the risk management objective, hedging instrument, hedged item and methodologies for assessing and measuring hedge effectiveness and ineffectiveness, along with support for management’s assertion that the hedge will be highly effective.

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

Subsequent Events

The Company has evaluated subsequent events for recognition and disclosure through March 12, 2024, which is the date the financial statements were available to be issued and determined that there were no events that required disclosure other than those set forth in the notes.

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

No antidilutive stock options were excluded from calculation for the years ended December 31, 2023, 2022 or 2021.

The following is a summary of the basic and diluted earnings per share calculation for each of the following years (in thousands except share data):

	Year Ended December 31,
	2023	2022	2021
Basic net income per share calculation:
Numerator – Net income	$29,804	$39,017	$48,677
Denominator – Average common shares outstanding	21,142,177	22,010,462	22,127,919
Basic net income per share	$1.41	$1.77	$2.20
Diluted net income per share calculation:
Numerator – Net income	$29,804	$39,017	$48,677
Denominator – Average common shares outstanding	21,142,177	22,010,462	22,127,919
Dilutive shares contingently issuable	30,535	49,393	51,542
Average diluted common shares outstanding	21,172,712	22,059,855	22,179,461
Diluted net income per share	$1.41	$1.77	$2.19

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04,"Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting," which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The ASU provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. It is intended to help stakeholders during the global market-wide reference rate transition period. In January 2021, the FASB issued ASU 2021-01 which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. The guidance was effective for all entities as of March 12, 2020 through December 31, 2022. The Company implemented its transition plan towards cessation of LIBOR and the modification of its outstanding financial instruments with attributes that are either directly or indirectly influenced by LIBOR. The Company discontinued LIBOR-based originations as of December 31, 2022, and for outstanding LIBOR-based transactions the Company replaced LIBOR with an alternate index as of June 30, 2023. Adoption did not have a material impact on its accounting and disclosures.

In December 2022, the FASB issued ASU 2022-06, “Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848”. ASU 2022-06 extends the period of time preparers can utilize the reference rate reform relief guidance in Topic 848. The objective of the guidance in Topic 848 is to provide relief during the temporary transition period, so the FASB included a sunset provision within Topic 848 based on expectations of when the London Interbank Offered Rate (LIBOR) would cease being published. In 2021, the UK Financial Conduct Authority (FCA) delayed the intended cessation date of certain tenors of USD LIBOR to June 30, 2023. To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024, after which entities will no longer be permitted to apply the relief in Topic 848. The ASU is effective for all entities upon issuance. The Company has completed its transition away from LIBOR for its loan and other financial instruments.

In March 2023, the FASB issued ASU 2023-02, "Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method" to allow reporting entities to consistently account for equity investments made primarily for the purpose of receiving income tax credits and other income tax benefits. The amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for all entities in any interim period. The Company does not expect these amendments to have a material effect on its financial statements.

In November 2023, the FASB amended ASC 2023-07, "Segment Reporting (Topic 280)" to improve disclosures about a public entity's reportable segments and provide more detailed information about a reportable segment's expense. The amendments are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect these amendments to have a material effect on its financial statements.

In December 2023, the FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures" to improve the transparency of income tax disclosures. The amendments are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company does not expect these amendments to have a material effect on its financial statements.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 2 - BUSINESS COMBINATIONS

Proposed Acquisition by Old National

On October 26, 2023, Old National and the Company entered into a definitive merger agreement for Old National (the "Old National Merger Agreement") to acquire CapStar in an all-stock transaction with an aggregate value of approximately $344 million, or $16.64 per share of CapStar common stock, based on Old National's 30-day volume weighted average closing stock price ending October 25, 2023 (the "Merger").

Under the terms of the Old National Merger Agreement, shareholders of the Company will receive, in respect of each share of common stock of the Company held by them, 1.155 shares of common stock of Old National. Following the Merger (on a date to be determined by Old National), CapStar Bank will merge with and into Old National Bank, a wholly-owned subsidiary of Old National, with Old National Bank as the surviving bank (the "Bank Merger"). On February 21, 2024, the Company disclosed that the Board of Governors of the Federal Reserve System approved the Merger and the Office of the Comptroller of the Currency approved the Bank Merger. On February 29, 2024, the Company's shareholders approved the Merger at a special meeting.

One lawsuit was instituted challenging the Merger, and, on March 7, 2024, upon motion of the plaintiff, that lawsuit was dismissed.

NOTE 3 – INVESTMENT SECURITIES

Investment securities have been classified in the balance sheet according to management’s intent. The Company’s classification of securities as of December 31, 2023 and 2022, net of the allowance for credit losses of $2.0 million as of December 31, 2023, was as follows (in thousands):

	December 31, 2023				December 31, 2022
	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value	Amortized Cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value
Securities available-for-sale:
U. S. government agency securities	$12,989	$—	$(1,385)	$11,604	$14,537	$—	$(1,635)	$12,902
State and municipal securities	74,668	310	(6,926)	68,052	77,562	129	(9,379)	68,312
Mortgage-backed securities	271,024	—	(50,959)	220,065	300,488	—	(55,660)	244,828
Asset-backed securities	3,192	—	(46)	3,146	3,332	—	(62)	3,270
Other debt securities	61,042	762	(5,351)	56,453	70,542	3	(3,441)	67,104
Total	$422,915	$1,072	$(64,667)	$359,320	$466,461	$132	$(70,177)	$396,416
Securities held-to-maturity:
State and municipal securities	$—	$—	$—	$—	$1,240	$—	$—	$1,240
Total	$—	$—	$—	$—	$1,240	$—	$—	$1,240

The amortized cost and fair value of debt and equity securities as of December 31, 2023, by contractual maturity, are shown below (in thousands). Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date are shown separately.

	Available-for-sale
	Amortized cost	Estimated fair value
Due in less than one year	$1,153	$1,076
Due one to five years	21,422	20,240
Due five to ten years	93,600	84,966
Due beyond ten years	32,524	29,827
Mortgage-backed securities	271,024	220,065
Asset-backed securities	3,192	3,146
Total	$422,915	$359,320

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Results from sales, maturities, prepayments and calls of securities available for sale were as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Proceeds	$40,177	$64,177	$104,733
Gross gains	6	8	45
Gross losses	(1)	—	(17)

Securities with a market value of $190.9 million and $217.3 million at December 31, 2023 and 2022, respectively, were pledged to collateralize public deposits, derivative positions and Federal Home Loan Bank advances.

As of December 31, 2023 and 2022, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

The following tables show the Company’s securities with unrealized losses, aggregated by major security type and length of time in a continuous unrealized loss position (in thousands):

	Less than 12 months		12 months or more		Total
December 31, 2023	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses	Estimated fair value	Gross unrealized losses
U. S. government agency securities	$—	$—	$11,604	$(1,385)	$11,604	$(1,385)
State and municipal securities	832	(7)	48,567	(6,919)	49,399	(6,926)
Mortgage-backed securities	—	—	220,065	(50,959)	220,065	(50,959)
Asset-backed securities	—	—	3,146	(46)	3,146	(46)
Other debt securities	1,938	(62)	53,752	(5,289)	55,690	(5,351)
Total temporarily impaired securities	$2,770	$(69)	$337,134	$(64,598)	$339,904	$(64,667)

December 31, 2022
U. S. government agency securities	$6,243	$(836)	$6,659	$(799)	$12,902	$(1,635)
State and municipal securities	12,952	(422)	41,779	(8,957)	54,731	(9,379)
Mortgage-backed securities	81,751	(7,647)	161,708	(48,013)	243,459	(55,660)
Asset-backed securities	3,270	(62)	—	—	3,270	(62)
Other debt securities	41,018	(2,028)	24,084	(1,413)	65,102	(3,441)
Total temporarily impaired securities	$145,234	$(10,995)	$234,230	$(59,182)	$379,464	$(70,177)

At adoption of ASC 326 on January 1, 2023, calculated credit losses and, thus, the related ACL on held-to-maturity debt securities were not material due to the high credit quality of the portfolio. As a result, no ACL was recorded on the held-to-maturity portfolio at January 1, 2023. There are no held-to-maturity debt securities as of December 31, 2023.

At December 31, 2023, the Company owned certain securities related to Signature Bank ("Signature") which, following the 2023 first quarter failure of Signature, were deemed to have significant credit losses and no probable recovery. As such, a $2.0 million provision for credit loss was recorded with a corresponding ACL during the year ended December 31, 2023. The Company has performed an assessment of its portfolio in an unrealized loss position and has determined no other credit losses are present as of December 31, 2023. See Note 1 for additional details on the adoption of ASC 326 as it relates to the securities portfolio.

At December 31, 2023, there were 288 debt securities available-for-sale that were in an unrealized loss position. The Company does not intend to sell nor believes it will be required to sell securities in an unrealized loss position prior to the recovery of their amortized cost basis. Unrealized losses at December 31, 2023 were primarily attributable to the rising interest rate environment. The majority of the investment portfolio was either government guaranteed or an issuance of a government sponsored entity or highly rated by major credit rating agencies.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

As of December 31, 2023, the Signature securities for which an ACL has been recorded are on non-accrual. No other securities are past due or on non-accrual. In the first quarter of 2024, the Company sold its holding of Signature subordinated debt securities and will record a $0.8 million recovery.

The following table shows a rollforward of the ACL on available for sale securities for the year ended December 31, 2023:

Other debt securities
Balance as of December 31, 2022	$—
Adoption of CECL	—
Additions for securities for which no previous expected credit losses were recognized	2,000
Total	$2,000

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

A summary of the loans held for investment portfolio as of December 31, 2023 and 2022 follows (in thousands):

	December 31, 2023	December 31, 2022
Commercial real estate - owner occupied	$281,219	$246,109
Commercial real estate - non-owner occupied	761,225	803,611
Consumer real estate	423,338	402,615
Construction and land development	212,528	229,972
Commercial and industrial	501,912	496,347
Consumer	48,758	53,382
Other	40,766	80,762
Total	2,269,746	2,312,798
Allowance for credit losses on loans	(24,292)	(23,806)
Total loans, net	$2,245,454	$2,288,992

Loans Held for Sale

As of December 31, 2023 the Company had $32.3 million in loans held for sale, which was comprised of $10.6 million in residential mortgage loans and $21.7 million in the guaranteed portion of SBA loans. At December 31, 2022, the Company had $44.7 million in loans held for sale, which was comprised of $12.6 million in residential mortgage loans and $32.1 million in the guaranteed portion of SBA loans.

Non-accrual and Past Due

The following table presents the aging of the recorded investment in past-due loans as of December 31, 2023 and 2022 by class of loans (in thousands):

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

	Accruing
	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total	Loans Not	Non-Accrual
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Total
December 31, 2023
Commercial real estate - owner occupied	$1,238	$—	$6	$1,244	$278,255	$1,720	$281,219
Commercial real estate - non-owner occupied	2	—	—	2	760,769	454	761,225
Consumer real estate	1,220	960	273	2,453	415,691	5,194	423,338
Construction and land development	445	—	—	445	212,079	4	212,528
Commercial and industrial	50	156	466	672	496,011	5,229	501,912
Consumer	245	111	182	538	46,437	1,783	48,758
Other	—	—	15	15	40,337	414	40,766
Total	$3,200	$1,227	$942	$5,369	$2,249,579	$14,798	$2,269,746

	Accruing
	30 - 59	60 - 89	Greater Than
	Days	Days	89 Days	Total	Loans Not	Non-Accrual
	Past Due	Past Due	Past Due	Past Due	Past Due	Loans	Total
December 31, 2022
Commercial real estate - owner occupied	$—	$—	$—	$—	$239,351	$4,982	$244,333
Commercial real estate - non-owner occupied	—	—	—	—	802,107	—	802,107
Consumer real estate	456	231	87	774	393,893	456	395,123
Construction and land development	—	—	—	—	229,896	8	229,904
Commercial and industrial	76	53	744	873	489,842	4,065	494,780
Consumer	178	39	14	231	52,731	54	53,016
Other	—	—	37	37	80,535	—	80,572
Purchased credit impaired	175	149	143	467	11,347	1,149	12,963
Total	$885	$472	$1,025	$2,382	$2,299,702	$10,714	$2,312,798

The Company recognized no interest income on non-accrual loans for the years ended December 31, 2023, 2022, and 2021.

The following table presents the recorded investment in non-accrual loans by class of loans as of December 31, 2023 (in thousands):

	Non-Accrual loans with no allowance	Non-Accrual loans with allowance	Total Non-Accrual Loans
Commercial real estate - owner occupied	$—	$1,720	$1,720
Commercial real estate - non-owner occupied	215	239	454
Consumer real estate	4,101	1,093	5,194
Construction and land development	—	4	4
Commercial and industrial	262	4,967	5,229
Consumer	1,707	76	1,783
Other	395	19	414
Total	$6,680	$8,118	$14,798

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following table provides the risk category of loans by applicable class of loans and vintage year as of December 31, 2023 (in thousands):

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

	Term Loans by Origination Year
	2023	2022	2021	2020	2019	Prior	Revolvers	Revolvers converted to term loans	Total
Commercial real estate - owner occupied
Pass	$22,826	$90,775	$85,829	$31,626	$18,978	$22,599	$2,072	$—	$274,705
Special Mention	—	—	2,466	—	—	2,156	—	—	4,622
Substandard	—	1,583	—	—	172	137	—	—	1,892
Doubtful	—	—	—	—	—	—	—	—	—
Total	$22,826	$92,358	$88,295	$31,626	$19,150	$24,892	$2,072	$—	$281,219
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial real estate - non-owner occupied
Pass	$51,160	$281,832	$200,858	$103,062	$39,425	$71,397	$13,038	$—	$760,772
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	236	—	—	—	2	215	—	453
Doubtful	—	—	—	—	—	—	—	—	—
Total	$51,160	$282,068	$200,858	$103,062	$39,425	$71,399	$13,253	$—	$761,225
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Consumer real estate
Pass	$31,138	$79,723	$34,024	$16,028	$14,019	$40,607	$200,020	$1,352	$416,911
Special Mention	163	—	—	—	—	232	—	13	408
Substandard	—	4,091	39	41	234	1,310	162	1	5,878
Doubtful	77	—	—	—	—	—	64	—	141
Total	$31,378	$83,814	$34,063	$16,069	$14,253	$42,149	$200,246	$1,366	$423,338
Current period gross charge-offs	38	—	—	—	—	10	—	—	48

Construction and land development
Pass	$25,119	$126,610	$53,408	$3,860	$332	$2,096	$1,099	$—	$212,524
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	4	—	—	4
Doubtful	—	—	—	—	—	—	—	—	—
Total	$25,119	$126,610	$53,408	$3,860	$332	$2,100	$1,099	$—	$212,528
Current period gross charge-offs	—	—	—	—	—	—	—	—	—

Commercial and industrial
Pass	$80,805	$131,266	$76,003	$41,763	$13,112	$7,040	$142,151	$72	$492,212
Special Mention	164	85	—	2,784	—	—	—	—	3,033
Substandard	368	1,388	55	3,245	—	—	1,235	235	6,526
Doubtful	—	—	—	70	21	—	24	26	141
Total	$81,337	$132,739	$76,058	$47,862	$13,133	$7,040	$143,410	$333	$501,912
Current period gross charge-offs	—	92	167	98	59	—	145	—	561

Consumer
Pass	$17,207	$9,956	$4,076	$1,215	$195	$534	$13,613	$55	$46,851
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	50	97	1,747	3	3	—	—	—	1,900
Doubtful	—	7	—	—	—	—	—	—	7
Total	$17,257	$10,060	$5,823	$1,218	$198	$534	$13,613	$55	$48,758
Current period gross charge-offs	14	72	39	30	12	224	—	—	391

Other
Pass	$4,851	$6,596	$19,745	$4,808	$300	$1,796	$2,109	$—	$40,205
Special Mention	—	52	—	—	—	—	—	—	52
Substandard	44	—	1	50	395	19	—	—	509
Doubtful	—	—	—	—	—	—	—	—	—
Total	$4,895	$6,648	$19,746	$4,858	$695	$1,815	$2,109	$—	$40,766
Current period gross charge-offs	—	—	—	—	—	176	—	—	176

Total Portfolio
Pass	$233,106	$726,758	$473,943	$202,362	$86,361	$146,069	$374,102	$1,479	$2,244,180
Special Mention	327	137	2,466	2,784	—	2,388	—	13	8,115

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Substandard	462	7,395	1,842	3,339	804	1,472	1,612	236	17,162
Doubtful	77	7	—	70	21	—	88	26	289
Total	$233,972	$734,297	$478,251	$208,555	$87,186	$149,929	$375,802	$1,754	$2,269,746
Current period gross charge-offs	$52	$164	$206	$128	$71	$410	$145	$-	$1,176

The following table provides the risk category of loans by applicable class of loans as of December 31, 2022 (in thousands):

	Non-impaired Loans
December 31, 2022	Pass	Special Mention	Substandard	Doubtful	Total Impaired Loans	Total
Commercial real estate - owner occupied	$234,619	$4,731	$440	$—	$4,543	$244,333
Commercial real estate - non-owner occupied	802,107	—	—	—	—	802,107
Consumer real estate	393,734	555	467	—	367	395,123
Construction and land development	229,897	—	—	—	7	229,904
Commercial and industrial	477,081	516	12,751	127	4,305	494,780
Consumer	52,911	—	84	2	19	53,016
Other	80,504	—	68	—	—	80,572
Purchased credit impaired	11,595	68	1,259	41	—	12,963
Total	$2,282,448	$5,870	$15,069	$170	$9,241	$2,312,798

At December 31, 2023, variable-rate and fixed-rate loans totaled $994.5 million and $1.3 billion, respectively. At December 31, 2022, variable-rate and fixed-rate loans totaled $934.9 million and $1.4 billion, respectively.

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

The following table represents the loans as of December 31, 2023 that were both experiencing financial difficulty and modified during the year ended December 31, 2023, by class and by type of modification. The percentage of loans that were modified to borrowers in financial distress as compared to the total loans of each class is also presented below.

	Payment Delay	Term Extension	Total Class of Loans
Commercial and industrial	$4,819	$326	1.03%
Total	$4,819	$326	0.23%

The Company has not committed to lend additional amounts to the borrowers included in the previous table. The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. Such loans that had been modified in the last 12 months are all current with no loans past due.

The following table presents the financial effect of the loan modifications represented above to borrowers experiencing financial difficulty for the year ended December 31, 2023 (in thousands).

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

	Weighted-Average	Weighted-Average
	Payment	Term
	Delay	Extension
Commercial and industrial	4 mos.	3 mos.
Total	4 mos.	3 mos.

No loans modified during the year ended December 31, 2023 are in payment default.

Upon the Company's determination that a modified loan has subsequently been deemed uncollectible, the loan is written off. Therefore, the recorded investment of the loan is reduced by the uncollectible amount and the allowance for credit losses is adjusted by the same amount.

The following table presents collateral dependent loans, which are individually evaluated to determine expected credit losses, as of December 31, 2023 by class of loan and type of collateral.

	Real Estate	Total
Commercial real estate - non-owner occupied	$456	$456
Consumer	5,118	5,118
Commercial and industrial	982	982
Other	395	395
Total	$6,951	$6,951

Allowance for Credit Losses

The following table details the changes in the ACL for the years ended December 31, 2023, 2022, and 2021 (in thousands):

	CECL
For the year ended December 31,	2023
	Beginning Balance	Adoption of CECL	Jan. 1, 2023	Charge-Offs	Recoveries	Provision	Ending Balance
Commercial real estate - owner occupied	$1,967	$209	$2,176	$—	$—	$16	$2,192
Commercial real estate - non-owner occupied	5,967	(632)	5,335	—	—	674	6,009
Consumer real estate	3,153	650	3,803	(48)	44	301	4,100
Construction and land development	3,830	(266)	3,564	—	—	(673)	2,891
Commercial and industrial	7,654	(995)	6,659	(561)	117	206	6,421
Consumer	430	1,127	1,557	(391)	186	568	1,920
Other	805	1,404	2,209	(176)	24	(1,298)	759
Total	$23,806	$1,497	$25,303	$(1,176)	$371	$(206)	$24,292

Allowance for credit losses - unfunded commitments	$319	$3,350	$3,669	$-	$-	$(945)	$2,724

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

	Incurred Loss					Incurred Loss
For the years ended December 31,	2022					2021
	Beginning Balance	Charge-Offs	Recoveries	Provision	Ending Balance	Beginning Balance	Charge-Offs	Recoveries	Provision	Ending Balance
Commercial real estate - owner occupied	$1,685	$—	$—	$282	$1,967	$1,561	$—	$—	$124	$1,685
Commercial real estate - non-owner occupied	5,439	(12)	225	315	5,967	5,788	(10)	10	(349)	5,439
Consumer real estate	2,412	(8)	6	743	3,153	1,831	(1)	18	564	2,412
Construction and land development	3,769	—	—	61	3,830	3,476	—	—	293	3,769
Commercial and industrial	7,441	(205)	33	385	7,654	9,708	(199)	10	(2,078)	7,441
Consumer	397	(330)	110	253	430	305	(210)	87	215	397
Other	555	(201)	16	435	805	576	(227)	41	165	555
Total	$21,698	$(756)	$390	$2,474	$23,806	$23,245	$(647)	$166	$(1,066)	$21,698

Allowance for credit losses - unfunded commitments	$319	$-	$-	$-	$319	$319	$-	$-	$-	$319

As of December 31, 2023, the Company used a one-year reasonable and supportable forecast period. The changes in loss rates used as the basis for the estimate of credit losses during this period were modeled using both the Company's own historical data and from peer banks and macroeconomic forecast data obtained from a third party vendor. The decrease in the ACL compared to January 1, 2023 was primarily attributable to a decrease in the loan portfolio, changes in various loan attributes at the instrument level, and an improvement in forecasted losses based on forecasted improvements in unemployment rates. For periods beyond the reasonable and supportable forecast period of one year, the Company reverted to historical credit loss information on a straight line basis over one year.

The Company maintains an allowance for unfunded commitments exposures. The allowance for unfunded commitments credit exposures is adjusted as a provision for credit loss expense. The estimate includes consideration of the likelihood that funding will occur, which is based on a historical funding study derived from internal information, and an estimate of expected credit losses on commitments expected to be funded over its estimated life, which are the same loss rates that are used in computing the allowance for credit losses on loans. The decrease in the ACL for unfunded loan commitments compared to January 1, 2023 was attributable to a decline in unfunded loan commitment balances. The ACL for unfunded loan commitments of $2.7 million and $0.3 million at December 31, 2023 and December 31, 2022, respectively, is separately classified on the balance sheet within Other Liabilities.

The following table presents the allocation of the ACL for each respective loan category with the corresponding percentage of loans in each category to total loans, net of deferred fees as of December 31, 2023, 2022, and 2021.

	December 31, 2023		December 31, 2022
	Amount	Percent of total loans	Amount	Percent of total loans
Commercial real estate - owner occupied	$2,192	0.10%	$1,967	0.08%
Commercial real estate - non-owner occupied	6,009	0.26	5,967	0.26
Consumer real estate	4,100	0.18	3,153	0.14
Construction and land development	2,891	0.13	3,830	0.17
Commercial and industrial	6,421	0.28	7,654	0.33
Consumer	1,920	0.08	430	0.02
Other	759	0.03	805	0.03
Total allowance for credit losses	$24,292	1.07%	$23,806	1.03%

Incurred Loss Impairment Methodology

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

A breakdown of the ALL and the loan portfolio by loan category at December 31, 2022 follows (in thousands):

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The average balances of impaired loans and income recognized on impaired loans while they were considered impaired under the Incurred Loss methodology are below for the years ended December 31, 2022 and 2021 (in thousands):

	December 31, 2022		December 31, 2021
	Average recorded investment	Interest income recognized	Average recorded investment	Interest income recognized
With no related allowance recorded:
Commercial real estate - owner occupied	$4,612	$210	$1,169	$64
Commercial real estate - non-owner occupied	—	—	—	—
Consumer real estate	387	9	577	3
Construction and land development	8	—	12	1
Commercial and industrial	228	17	263	13
Consumer	21	1	35	3
Other	—	—	—	—
Subtotal	5,256	237	2,056	84
With an allowance recorded:
Commercial real estate - owner occupied	—	—	—	—
Commercial real estate - non-owner occupied	—		665
Consumer real estate	—	—	—	—
Construction and land development	—	—	—	—
Commercial and industrial	4,189	422	—	—
Consumer	—	—	—	—
Other	—	—	—	—
Subtotal	4,189	422	665	—
Total	$9,445	$659	$2,721	$84

There was no interest income recognized on a cash basis for impaired loans for the years ended December 31, 2022 or 2021.

Troubled Debt Restructurings

As of December 31, 2022 the Company had recorded investments in troubled debt restructurings ("TDRs") of $0.3 million. The Company did not allocate a specific allowance for those loans at December 31, 2022 and there were no commitments to lend additional amounts. Loans accounted for as TDR include modifications from original terms such as those due to bankruptcy proceedings, certain modifications of amortization periods or extended suspension of principal payments due to customer financial difficulties. In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Company’s loan policy. Loans accounted for as TDR are individually evaluated for impairment.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following table presents loans by class modified as TDR that occurred during the year ended December 31, 2022 (in thousands).

	Number of contracts	Pre modification outstanding recorded investment	Post modification outstanding recorded investment, net of related allowance
2022
Commercial real estate	—	$—	$—
Consumer real estate	—	—	—
Construction and land development	—	—	—
Commercial and industrial	1	86	86
Consumer	—	—	—
Other	—	—	—
Total	1	86	86

Acquired Loans

The following table presents changes in the carrying value of PCI loans for the year ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Balance at beginning of period	$19,261	$28,392
Change due to payments received and accretion	(6,217)	(8,940)
Reclassification of discount to allowance for loan losses	(81)	(191)
Balance at end of period	$12,963	$19,261

The following table presents changes in the accretable yield for PCI loans for the year ended December 31, 2022 and 2021 (in thousands):

	Year Ended December 31, 2022	Year Ended December 31, 2021
Balance at beginning of period	$5,763	$4,068
Accretion	(1,565)	(1,987)
Reclassification from nonaccretable difference	304	1,519
Other, net	(206)	2,163
Balance at end of period	$4,296	$5,763

PCI loans had a $0.1 million and $0.2 million impact on the ALL for the years ended December 31, 2022 and 2021, respectively.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 5 – LOAN SERVICING

Mortgage loans serviced for the Federal Home Loan Mortgage Corporation (“FHLMC”) and SBA loans serviced for others are not reported as assets. The principal balance of these loans at December 31, 2023 and 2022 was $122.3 million and $137.2 million, respectively.

Activity for loan servicing rights and the related valuation allowance are summarized as follows (in thousands):

	For the year ended December 31, 2023	For the year ended December 31, 2022	For the year ended December 31, 2021
Loan servicing rights:
Balance at beginning of period	$1,004	$1,425	$1,634
Additions	—	29	229
Amortized to offset other noninterest income	(112)	(450)	(438)
Balance at end of period	$892	$1,004	$1,425

Valuation allowance:
Balance at beginning of period	$(325)	$(372)	$(449)
Additions expensed	—	—	—
Reductions credited to other noninterest income	—	47	77
Direct write-downs	—	—	—
Other	(47)	—	—
Balance at end of period	$(372)	$(325)	$(372)

NOTE 6 – PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2023 and 2022 are summarized as follows (in thousands):

	Range of useful lives	December 31, 2023	December 31, 2022
Land	Not applicable	$5,097	$6,402
Buildings	39 years	18,192	18,686
Leasehold improvements	1 to 17 years	1,821	1,007
Furniture and equipment	1 to 7 years	6,915	6,312
Fixed assets in process	Not applicable	120	234
		32,145	32,641
Less accumulated depreciation and amortization		(9,151)	(7,786)
		$22,994	$24,855

Premises and equipment depreciation and amortization expense for the years ended December 31, 2023, 2022 and 2021 totaled $1.4 million, $1.4 million and $1.5 million, respectively.

NOTE 7 – LEASES

The Company leases certain premises and equipment under operating leases that expire at various dates, through 2032, and in most instances, include options to renew or extend at market rates and terms. At December 31, 2023, the Company had lease liabilities totaling $10.3 million and right-of-use assets totaling $9.5 million. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets, respectively. At December 31, 2023, the weighted average remaining lease term for operating leases was 8.0 years and the weighted average discount rate used in the measurement of operating lease liabilities was 3.25%.

Lease costs were as follows (in thousands):

	December 31, 2023	December 31, 2022	December 31, 2021
Operating lease cost	$2,336	$2,164	$2,102
Short-term lease cost	16	16	—
Total lease cost	$2,352	$2,180	$2,102

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

There were no sale and leaseback transactions, leveraged leases, or lease transactions with related parties during the years ended December 31, 2023, 2022, or 2021.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is as follows (in thousands):

December 31, 2023
Lease payments due:
2024	$1,717
2025	1,693
2026	1,576
2027	1,425
2028	1,270
2029 and thereafter	3,757
Total undiscounted cash flows	11,438
Discount on cash flows	(1,127)
Total lease liability	$10,311

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

The change in goodwill during the years ended December 31, 2023 and 2022 was as follows (in thousands):

	2023	2022
Beginning of year	$41,068	$41,068
Acquired goodwill	—	—
Impairment	—	—
End of year	$41,068	$41,068

Acquired Intangible Assets

Acquired intangible assets at December 31, 2023 and 2022 were as follows (in thousands):

	December 31, 2023		December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$12,837	$(9,277)	$12,837	$(7,836)

For the years ended December 31, 2023, 2022 and 2021, amortization expense was $1.4 million, $1.7 million and $1.9 million, respectively.

Estimated amortization expense for each of the next five years is as follows (in thousands):

Year ending December 31:
2024	$1,192
2025	943
2026	694
2027	445
2028	200
Thereafter	86
Total	$3,560

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

NOTE 9 – OTHER REAL ESTATE OWNED

Other real estate owned activity was as follows (in thousands):

	2023	2022	2021
Beginning balance	$—	$266	$523
Loans transferred to other real estate owned	11	—	2,022
Sales of other real estate owned	—	(266)	(2,279)
End of year	$11	$—	$266

There was no valuation allowance allocated to properties held for the years ended December 31, 2023 and 2022.

(Income) expenses related to other real estate owned during the years ended December 31, 2023, 2022 and 2021, respectively include (in thousands):

	2023	2022	2021
Net gain on sales	$—	$(102)	$(49)
Total	$—	$(102)	$(49)

NOTE 10 – DEPOSITS

Time deposits that exceed the FDIC deposit insurance limit of $250,000 at December 31, 2023 and 2022 were $121.4 million and $105.4 million, respectively.

Scheduled maturities of time deposits for the next five years and thereafter are as follows (in thousands):

Maturity:
2024	$602,881
2025	42,228
2026	2,604
2027	4,064
2028	2,434
Thereafter	601
$654,812

Included in time deposits are brokered certificates of deposit of $200.5 million and $348.7 million as of December 31, 2023 and 2022, respectively. As of December 31, 2023 and 2022, the Company had $0.5 million and $1.0 million, respectively of deposit accounts in overdraft status that were reclassified to loans in the accompanying balance sheets.

NOTE 11 – SHORT-TERM BORROWINGS AND LONG-TERM DEBT

Short-Term Borrowings

The Company had short-term borrowings from the FHLB totaling $50.0 million and $15.0 million as of December 31, 2023 and 2022, respectively. These advances are non-callable; interest payments are due monthly, with principal due at maturity.

The following is a summary of the contractual maturities and average effective rates of outstanding advances (dollars in thousands):

	December 31, 2023		December 31, 2022
Year	Amount	Interest Rates	Amount	Interest Rates
2023	$-	—	$15,000	4.33%
2024	50,000	5.17%	—	—
Total	$50,000	5.17%	$15,000	4.33%

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Advances from the FHLB are collateralized by investment securities with a market value of $20.3 million, FHLB stock and certain commercial and residential real estate mortgage loans totaling $721.0 million under a blanket mortgage collateral agreement. At December 31, 2023, the amount of available credit from the FHLB totaled $414.0 million.

Subordinated Notes

The Company issued $30.0 million of fixed-to-floating rate subordinated notes during the third quarter of 2020, which were recorded net of issuance costs of $0.6 million, that mature June 30, 2030. Beginning on or after June 30, 2025, the Company may redeem the notes, in whole or in part, at their principal amount plus any accrued and unpaid interest. The notes have a fixed interest rate of 5.25% per annum for the first five years. Thereafter, the interest rate will reset quarterly to an interest rate per annum equal to a benchmark rate (which is expected to be Three-Month Term SOFR) plus 513 basis points. The carrying value of subordinated notes was $29.8 million and $29.7 million at December 31, 2023 and 2022, respectively.

NOTE 12 – ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following were changes in accumulated other comprehensive income (loss) by component, net of tax, for the years ended December 31, 2023 and 2022 (in thousands):

Unrealized Gains
and Losses
on Available
for Sale
Securities
Year Ended December 31, 2023
Beginning balance	$(50,052)
Other comprehensive income before reclassification, net of tax	4,788
Amounts reclassified from accumulated other comprehensive loss, net of tax	(4)
Net current period other comprehensive income	4,784
Ending balance	$(45,268)

Year Ended December 31, 2022
Beginning balance	$(1,270)
Other comprehensive loss before reclassification, net of tax	(48,776)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(6)
Net current period other comprehensive loss	(48,782)
Ending balance	$(50,052)

Year Ended December 31, 2021
Beginning balance	$7,728
Other comprehensive loss before reclassification, net of tax	(8,977)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(21)
Net current period other comprehensive loss	(8,998)
Ending balance	$(1,270)

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following were amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2023, 2022 and 2021 (in thousands):

				Affected Line Item
Details about Accumulated Other	Year Ended December 31,			in the Statement Where
Comprehensive Income (Loss) Components	2023	2022	2021	Net Income is Presented
Realized gains on available- for-sale securities	$5	$8	$28	Net gain on sale of securities
	(1)	(2)	(7)	Income tax expense
	$4	$6	$21	Net of tax

There were no significant amounts reclassified out of each component of accumulated other comprehensive income (loss) for the years ended December 31, 2023, 2022, and 2021.

NOTE 13 – INCOME TAXES

The components of income tax expense are summarized as follows (in thousands):

	2023	2022	2021
Current:
Federal	$6,290	$8,956	$12,174
State	17	327	732
	6,307	9,283	12,906
Deferred:
Federal	712	451	(158)
State	(624)	19	(49)
	88	470	(207)
Total	$6,395	$9,753	$12,699

A reconciliation of actual income tax expense in the financial statements to the “expected” tax expense (computed by applying the statutory federal income tax rate of 21% to income before income taxes) for the years ended December 31, 2023, 2022, and 2021 is as follows (in thousands):

	2023	2022	2021
Computed tax expense at statutory rate	$7,602	$10,242	$12,889
State income taxes, net of effect of federal income taxes	(480)	273	540
Tax-exempt interest income	(253)	(265)	(294)
Earnings on bank owned life insurance contracts	(828)	(629)	(384)
Disallowed expenses	147	61	66
Excess tax (benefit) expense related to stock compensation	6	(45)	(163)
Nondeductible acquisition related expenses	322	—	—
Federal tax credits	(709)	(421)	(57)
Amortization of investment in low-income housing credits	681	412	56
Other	(93)	125	46
Total	$6,395	$9,753	$12,699

The effective tax rate compared favorably to the statutory federal rate of 21% and Tennessee excise tax rate of 6.5% primarily due to investments in qualified municipal securities and company owned life insurance, federal and state tax credits and the recognition of excess tax benefits related to stock compensation, net of the effect of certain non-deductible expenses.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Significant items that gave rise to deferred taxes at December 31, 2023 and 2022 were as follows (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Allowance for loan losses	$6,332	$5,525
Net operating loss carryforward	578	317
Organization and preopening costs	—	56
Stock-based compensation	633	307
Acquired loans	478	673
Accrued contributions	116	336
Lease liability	2,658	(381)
Acquired deposits	28	95
Accrued compensation	708	1,001
Deferred loan fees	2,479	2,301
Unrealized loss on securities available for sale	16,619	18,285
Contingency reserve	702	82
Other	702	118
Deferred tax assets	32,033	28,715
Deferred tax liabilities:
Depreciation	1,616	1,609
Goodwill	777	624
Right of use asset	2,438	(428)
Partnership investments	1,777	826
Amortization of core deposit intangible	459	770
Other acquired assets	187	229
Other	722	456
Deferred tax liabilities	7,976	4,086
Net deferred tax asset	$24,057	$24,629

At December 31, 2023, the Company had federal net operating loss carryforwards of approximately $1.0 million and state net operating loss carryforwards of $0.4 million, which expire at various dates from 2030 to 2043 and beyond. Deferred tax assets are fully recognized because the benefits are more likely than not to be realized based on management's estimation of future taxable earnings.

There were no significant unrecognized income tax benefits as of December 31, 2023 or December 31, 2022. As of December 31, 2023 and 2022 the Company had no accrued interest or penalties related to uncertain tax penalties.

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

The following table sets forth outstanding financial instruments whose contract amounts represent credit risk as of December 31, 2023 and 2022 (in thousands):

	Contract or notional amount
	December 31, 2023	December 31, 2022
Financial instruments whose contract amounts represent credit risk:
Unused commitments to extend credit	$988,464	$1,112,950
Standby letters of credit	7,742	7,288
Total	$996,206	$1,120,238

The Company is party to litigation and claims arising in the normal course of business. Management believes that the liabilities, if any, arising from such litigation and claims as of December 31, 2023, will not have a material impact on the financial statements of the Company.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The Company was notified of a potential operational loss in the amount of $0.7 million during the third quarter of 2022, which was recorded in the quarter. Based upon new information (a favorable trial court ruling) after recording the loss, the Company deemed this loss recovered and reversed the loss of $0.7 million in the fourth quarter of 2022. Following a favorable ruling from the Tennessee Court of Appeals during the fourth quarter of 2023, and the failure of the plaintiff to request permission to appeal to the Tennessee Supreme Court within the time allowed, the Company and its legal counsel believe that any liability on this matter is remote. Accordingly, a loss contingency was not recorded in the Company's liabilities as of December 31, 2023 or December 31, 2022.

NOTE 15 – CONCENTRATION OF CREDIT RISK

Substantially all of the Company’s loans, commitments, and standby letters of credit have been granted to customers in the Company’s market areas. The concentrations of credit by type of loan are set forth in Note 4 to the financial statements.

As of December 31, 2023 and 2022, the Company’s cash and due from banks, federal funds sold and interest-bearing deposits in financial institutions aggregated $259.6 million and $135.3 million, respectively of which $216.1 million and $99.3 million, respectively, were due from the Federal Reserve.

NOTE 16 – REGULATORY MATTERS AND RESTRICTIONS ON DIVIDENDS

The Company and the Bank are subject to regulatory capital requirements administered by the Federal Reserve and the Bank is also subject to the regulatory capital requirements of the Tennessee Department of Financial Institutions. Failure to meet capital requirements can initiate certain mandatory – and possibly additional discretionary – actions by regulators that could, in that event, have a material adverse effect on the institutions’ financial statements. The relevant regulations require the Company and the Bank to meet specific capital adequacy guidelines that involve quantitative measures of their assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting principles. The capital classifications of the Company and the Bank are also subject to qualitative judgments by their regulators about components, risk weightings, and other factors. Those qualitative judgments could also affect the capital status of the Company and the Bank and the amount of dividends the Company and the Bank may distribute. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. Banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital. Management believes as of December 31, 2023, the Company and the Bank met all regulatory capital adequacy requirements to which they are subject.

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

At December 31, 2023 and 2022, the Company and the Bank were well capitalized under the regulatory framework for prompt corrective action. There have been no conditions or events subsequent to December 31, 2023 that management believes have changed the Company’s or the Bank’s category.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The Company’s and the Bank’s capital amounts and ratios are presented in the following table (dollars in thousands):

	Actual		Minimum capital requirement (1)		Minimum to be well-capitalized (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
At December 31, 2023:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$416,556	15.78%	$210,505	8.00%	N/A	N/A
CapStar Bank	406,099	15.40	210,920	8.00	$263,651	10.00%
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	363,377	13.77	157,879	6.00	N/A	N/A
CapStar Bank	382,720	14.52	158,190	6.00	210,920	8.00
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	363,377	13.77	118,409	4.50	N/A	N/A
CapStar Bank	366,220	13.89	118,643	4.50	171,373	6.50
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	363,377	11.22	129,523	4.00	N/A	N/A
CapStar Bank	382,720	11.82	129,467	4.00	164,185	5.00

At December 31, 2022:
Total capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	$410,704	14.51%	$226,491	8.00%	N/A	N/A
CapStar Bank	402,453	14.22	226,407	8.00	$283,009	10%
Tier I capital to risk-weighted assets:
CapStar Financial Holdings, Inc.	356,913	12.61	169,868	6.00	N/A	N/A
CapStar Bank	378,328	13.37	169,805	6.00	226,407	8.00
Common equity Tier 1 capital to risk weighted assets:
CapStar Financial Holdings, Inc.	356,913	12.61	127,401	4.50	N/A	N/A
CapStar Bank	361,828	12.79	127,354	4.50	183,956	6.50
Tier I capital to average assets:
CapStar Financial Holdings, Inc.	356,913	11.40	125,202	4.00	N/A	N/A
CapStar Bank	378,328	12.10	125,089	4.00	156,361	5.00

(1)

For the calendar years 2023 and 2022, the Company was required to maintain a capital conservation buffer of Tier 1 common equity capital in excess of minimum risk-based capital ratios by at least 2.5% to avoid limits on capital distributions and certain discretionary bonus payments to executive officers and similar employees.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Based on these regulations, the Bank was eligible to pay $74.6 million and $89.9 million of dividends as of December 31, 2023 and 2022, respectively. The Bank paid the Company $30.8 million and $14.1 million of dividends during the year ended December 31, 2023 and 2022, respectively.

NOTE 17 – STOCK OPTIONS AND RESTRICTED SHARES

The 2021 Stock Incentive Plan (the "Plan") provides for the grant of stock-based incentives, including stock options, restricted stock units, performance awards and restricted stock, to employees, directors and service providers that are subject to forfeiture until vesting conditions have been satisfied by the award recipient under the terms of the award. The Plan is intended to help align the interests of employees and our shareholders and reward our employees for improved Company performance. The Plan reserved 1,168,543 shares of stock for issuance of stock incentives. Stock incentives include both restricted stock and stock option grants. Total shares issuable under the plan were 1,046,291 at December 31, 2023.

The Company has recognized stock-based compensation expense, within salaries and employee benefits for employees, and within other noninterest expense for directors, in the consolidated statements of income as follows (in thousands):

	For the years ended December 31,
	2023	2022	2021
Stock-based compensation expense before income taxes	$1,677	$1,355	$1,600
Less: deferred tax benefit	(438)	(354)	(418)
Reduction of net income	$1,239	$1,001	$1,182

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Restricted Shares, Restricted Stock Units, and Performance Stock Units

We grant time-vested restricted stock units and performance stock units to certain key employees and directors under our stock award plan. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. Awards vest ratably over a one, two or three-year vesting period depending on the specific award.

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

The recipients have the right to vote and receive dividends but cannot sell, transfer, assign, pledge, hypothecate, or otherwise encumber the restricted stock until the shares have vested. A summary of the changes in the Company’s nonvested stock awards for the years ended December 31, 2023, 2022, and 2021 follows:

		Weighted
		Average
	Restricted	Grant Date
Nonvested Shares	Shares	Fair Value
For the Year December 31, 2023
Nonvested at beginning of period	170,426	$16.76
Granted	116,941	17.75
Vested	(39,434)	14.51
Forfeited	(44,770)	15.17
Nonvested at end of period	203,163	$17.57

For the Year December 31, 2022
Nonvested at beginning of period	177,020	$14.00
Granted	92,212	21.22
Vested	(58,637)	16.34
Forfeited	(40,169)	15.35
Nonvested at end of period	170,426	$16.76

For the Year December 31, 2021
Nonvested at beginning of period	148,414	$14.39
Granted	143,591	14.84
Vested	(91,763)	14.99
Forfeited	(23,222)	14.52
Nonvested at end of period	177,020	$14.00

As of December 31, 2023, there was $1.2 million of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of shares vested during the years ended December 31, 2023, 2022 and 2021 was $0.6 million, $1.0 million and $1.7 million, respectively.

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

There were no options granted during 2023, 2022, or 2021.

A summary of the activity in stock options for years ended December 31, 2023, 2022, and 2021 follows:

			Weighted
		Weighted	Average
		Average	Remaining
		Exercise	Contractual
	Shares	Price	Term (years)
Year ended December 31, 2023
Outstanding at the beginning of period	124,445	$12.11
Granted	—	—
Exercised	(31,458)	8.79
Forfeited or expired	(122)	8.79
Outstanding at end of period	92,865	$13.24	3.7
Fully vested and expected to vest	92,865	$13.24	3.7
Exercisable at end of period	92,865	$13.24	3.7

Year ended December 31, 2022
Outstanding at the beginning of period	130,245	$11.96
Granted	—	—
Exercised	(5,800)	8.79
Forfeited or expired	—	8.79
Outstanding at end of period	124,445	$12.11	4.0
Fully vested and expected to vest	124,445	$12.11	4.0
Exercisable at end of period	124,445	$12.11	4.0

Year ended December 31, 2021
Outstanding at the beginning of period	226,589	$11.73
Granted	—	—
Exercised	(96,344)	11.41
Forfeited or expired	—	—
Outstanding at end of period	130,245	$11.96	4.9
Fully vested and expected to vest	130,245	$11.96	4.9
Exercisable at end of period	113,578	$11.54	4.5

Information related to stock options during 2023, 2022 and 2021 follows:

	2023	2022	2021
Intrinsic value of options exercised	$162,330	$71,340	$821,174
Cash received from option exercises	276,516	50,982	1,077,489
Tax benefit realized from option exercises	42,206	18,648	148,312
Weighted average fair value of options granted	—	—	—

As of December 31, 2023, all compensation cost related to stock options granted under the Plan has been recognized.

NOTE 18– EMPLOYMENT CONTRACTS

The Company has entered into employment contracts with certain senior executives with various expiration dates. Most of the contracts have an option for annual renewal by mutual agreement. The agreements specify that in certain terminating events the Company will be obligated to provide certain benefits and pay each of the senior executives

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

severance based on their annual salaries. These terminating events include termination of employment without “Cause” (as defined in the agreements) or in certain other circumstances (such as a change in control) specified in the agreements. In connection with the Old National Merger, the agreements with certain of our senior executives were amended to incentivize them to remain with the Company as well as to ensure a smooth transition during the Merger process and a smooth integration following the closing of the Merger.

NOTE 19 – EMPLOYEE BENEFIT PLANS

The Company has a Retirement Savings 401(k) Plan in which employees may participate. The Company has elected a safe harbor 401(k) plan and as such is required to make an annual contribution of 3% of the employees’ salaries. An employee does not have to contribute to receive the employer contribution. In addition, the Company may make an additional discretionary contribution up to 6% of the employees’ salaries annually. For the years ended December 31, 2023, 2022 and 2021, the Company contributed $1.0 million, $1.0 million and $1.0 million respectively, to the 401(k) Plan.

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

Interest Rate Swaps Designated as Cash Flow Hedges

There were no interest rate swaps designated as cash flow hedges as of December 31, 2023, 2022, or 2021. There are no unrealized gains or losses on cash flow hedges in accumulated other comprehensive income as of December 31, 2023 or 2022.

Other Interest Rate Swaps

The Company also enters into swaps to facilitate customer transactions and meet their financing needs. Upon entering into these transactions the Company enters into offsetting positions with large U.S. financial institutions in order to minimize market risk to the Company. A summary of the Company’s customer related interest rate swaps is as follows (in thousands):

	December 31, 2023		December 31, 2022
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Interest rate swap agreements:
Pay fixed/receive variable swaps	$30,134	$1,560	$35,641	$(2,343)
Pay variable/receive fixed swaps	30,134	(1,560)	35,641	2,343
Total	$60,268	$—	$71,282	$—

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The net gains (losses) relating to mortgage banking derivative instruments included in mortgage banking income were as follows (dollars in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Mortgage loan interest rate lock commitments	$279	$690	$(1,911)
Mortgage-backed securities forward sales commitments	(171)	(187)	466
Total	$108	$503	$(1,445)

The amount and fair value of mortgage banking derivatives included in the consolidated balance sheets was as follows (dollars in thousands):

	December 31, 2023		December 31, 2022
	Notional	Estimated	Notional	Estimated
	amount	fair value	amount	fair value
Included in other assets:
Mortgage loan interest rate lock commitments	$12,218	$285	$19,413	$6
Mortgage-backed securities forward sales commitments	14,500	—	12,500	27

NOTE 21 – RELATED PARTY

The Company may enter into loan transactions with certain directors, executive officers, significant shareholders, and their affiliates. Such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the same time for comparable transactions with persons not affiliated with the Company, and did not, in the opinion of management, involve more than normal credit risk or present other unfavorable features. None of these loans were individually evaluated at December 31, 2023 or 2022. Activity within these loans during the years ended December 31, 2023 and 2022 was as follows (in thousands):

	Total commitment	Total funded commitment
Year ended December 31, 2023
Beginning of period	$52,763	$33,305
New commitments/draw downs	15,000	14,677
Repayments	(7,591)	(7,976)
End of period	$60,172	$40,006

Year ended December 31, 2022
Beginning of period	$10,577	$8,538
New commitments/draw downs	42,625	24,871
Repayments	(439)	(104)
End of period	$52,763	$33,305

Deposits from directors, executive officers, significant shareholders and their affiliates as of December 31, 2023 and 2022 were $51.7 million and $30.9 million, respectively.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals which are updated no less frequently than annually. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach with data from comparable properties. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Appraisals may be adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and/or management’s expertise and knowledge of the collateral. Such adjustments result in a Level 3 classification of the inputs for determining fair value. Real estate owned properties are evaluated on a quarterly basis for additional impairment and adjusted accordingly. The Company had no other real estate owned carried at fair value at December 31, 2023 or 2022.

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

.

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

	Fair value measurements at December 31, 2023
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U. S. government agency securities	$11,604	$—	$11,604	$—
State and municipal securities	68,052	—	68,052	—
Mortgage-backed securities	220,065	—	220,065	—
Asset-backed securities	3,146	—	3,146	—
Other debt securities	56,453	—	56,453	—
Loans held for sale	10,287	—	10,287	—
Derivative assets:
Interest rate swaps - customer related	1,560	—	1,560	—
Mortgage loan interest rate lock commitments	285	—	—	285
Liabilities:
Derivative liabilities:
Interest rate swaps - customer related	1,560	—	1,560	—

	Fair value measurements at December 31, 2022
		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(Level 1)	(Level 2)	(Level 3)
Assets:
Securities available-for-sale:
U. S. government agency securities	$12,902	$—	$12,902	$—
State and municipal securities	68,312	—	68,312	—
Mortgage-backed securities	244,828	—	244,828	—
Asset-backed securities	3,270	—	3,270	—
Other debt securities	67,104	—	67,104	—
Loans held for sale	12,636	—	12,636	—
Derivative assets:
Interest rate swaps - customer related	2,343	—	2,343	—
Mortgage loan interest rate lock commitments	6	—	—	6
Mortgage-backed securities forward sales commitments	27	—	27	—
Liabilities:
Derivative liabilities:
Interest rate swaps - customer related	2,343	—	2,343	—

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2023 and 2022 (dollars in thousands):

	Mortgage Loan Interest Rate
	Lock Commitments
	2023	2022

Balance of recurring Level 3 assets at January 1st	$6	$696
Total gains or losses for the period:
Included in mortgage banking income	279	(690)
Balance of recurring Level 3 assets at December 31st	$285	$6

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2023 and 2022 (dollars in thousands).

				Range
	Fair	Valuation		(Weighted-
December 31, 2023	Value	Technique(s)	Unobservable Input(s)	Average)
Assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	$285	Consensus pricing	Origination pull-through rate	80% - 100% (95%)

				Range
	Fair	Valuation		(Weighted-
December 31, 2022	Value	Technique(s)	Unobservable Input(s)	Average)
Assets:
Non-hedging derivatives:
Mortgage loan interest rate lock commitments	$6	Consensus pricing	Origination pull-through rate	80% - 100% (94%)

Assets measured at fair value on a nonrecurring basis are summarized below (in thousands):

		Quoted prices
		in active	Significant
		markets for	other	Significant
		identical	observable	unobservable
	Carrying	assets	inputs	inputs
	Value	(level 1)	(level 2)	(level 3)
Fair value measurements at December 31, 2023
Assets:
Individually evaluated loans:
Commercial and industrial	$384	—	—	$384
Commercial real estate - non-owner occupied	152	—	—	152

Fair value measurements at December 31, 2022
Assets:
Impaired loans:
Commercial and industrial	$3,169	—	—	$3,169

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

The following table presents quantitative information about Level 3 fair value measurements for assets measured at fair value on a nonrecurring basis (dollars in thousands):

				Range
	Fair	Valuation		(Weighted-
December 31, 2023	Value	Technique(s)	Unobservable Input(s)	Average)
Individually evaluated loans:
Commercial and industrial	$384	Income approach	Fair value discount	10%
Commercial real estate - non-owner occupied	152	Income approach	Fair value discount	10%

December 31, 2022
Impaired loans:
Commercial and industrial	$3,069	Sales comparison approach	Appraisal discounts	10%
Commercial and industrial	100	Income approach	Fair value discount	9%

Fair Value of Financial Instruments

The carrying value and estimated fair values of the Company’s financial instruments at December 31, 2023 and 2022 were as follows (in thousands):

	December 31, 2023		December 31, 2022
	Carrying		Carrying		Fair value
	amount	Fair value	amount	Fair value	level of input
Financial assets:
Cash and due from banks, interest-bearing deposits in financial institutions	$249,611	$249,611	$130,838	$130,838	Level 1
Federal funds sold	10,000	10,000	4,467	4,467	Level 1
Securities available-for-sale	359,320	359,320	396,416	396,416	Level 2
Securities held-to-maturity	—	—	1,240	1,240	Level 2
Loans held for sale	32,264	33,937	44,708	46,585	Level 2
Restricted equity securities	13,334	N/A	16,632	N/A	N/A
Loans held for investment	2,269,746	2,178,502	2,312,798	2,265,617	Level 3
Accrued interest receivable	12,588	12,588	10,511	10,511	Level 2
Other assets	92,408	92,408	93,230	93,230	Level 2 / Level 3
Financial liabilities:
Deposits	2,662,252	2,422,383	2,679,819	2,659,822	Level 2
Subordinated notes and Federal Home Loan bank advances and other borrowings	79,800	79,768	44,666	43,831	Level 2
Other liabilities	9,216	9,216	4,605	4,605	Level 3

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

(c)
Loans Held for Sale

Loans held for sale include residential mortgage loans, the guaranteed portion of SBA loans, and Tri-Net loans. The fair value of residential mortgage and SBA loans held for sale is measured using an exit price notion. The fair value of Tri-Net loans held for sale is measured using an exit price notion in as much as observable market data is available. Where there is no observable market data, the fair value of Tri-Net loans held for sale is estimated using discounted cash flow models. There were no Tri-Net loans held for sale as of December 31, 2023.

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

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

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
NOTE 23 – PARENT COMPANY ONLY FINANCIAL INFORMATION

The following information presents the condensed balance sheets of CapStar Financial Holdings, Inc. as of the years ended December 31, 2023 and 2022 (in thousands).

Condensed Balance Sheets

	December 31, 2023	December 31, 2022
Assets
Cash and cash equivalents	$9,650	$7,346
Investment in consolidated subsidiary	380,900	375,596
Other assets	1,187	932
Total assets	$391,737	$383,874
Liabilities and Shareholders' Equity
Subordinated debt	$29,800	$29,666
Other liabilities	379	26
Total shareholders' equity	361,558	354,182
Total liabilities and shareholders' equity	$391,737	$383,874

The following information presents the statements of income, and statements of cash flows of CapStar Financial Holdings, Inc. for the years ended December 31, 2023, 2022 and 2021 (in thousands).

Condensed Income Statements

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Income - dividends from subsidiary	$30,830	$14,100	$5,150
Interest expense subordinated debt	1,575	1,575	1,575
Other expenses	2,604	884	954
Income (loss) before income taxes and equity in undistributed net income of subsidiary	26,651	11,641	2,621
Income tax benefit	(676)	(651)	(645)
Income before equity in undistributed net income of subsidiary	27,327	12,292	3,266
Equity in undistributed net income of subsidiary	2,477	26,725	45,411
Net income	$29,804	$39,017	$48,677

CAPSTAR FINANCIAL HOLDINGS INC. & SUBSIDIARY

Notes to Consolidated Financial Statements

Condensed Statements of Cash Flow

	Year Ended	Year Ended	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net income	$29,804	$39,017	$48,677
Adjustments to reconcile net income to net cash used in operating activities:
Changes in other assets and liabilities	(30,408)	(13,594)	(4,871)
Equity in undistributed net income of subsidiary	(2,477)	(26,725)	(45,411)
Net cash used in operating activities	(3,081)	(1,302)	(1,605)
Cash flows from investing activities:
Dividends received from CapStar Bank	30,830	14,100	5,150
Net cash provided by investing activities	30,830	14,100	5,150
Cash flows from financing activities:
Issuance of subordinated debt	—	—	—
Repurchase of common stock	(16,447)	(9,574)	(462)
Exercise of common stock options and warrants	85	(79)	858
Common stock dividends paid	(9,083)	(7,849)	(5,067)
Net cash used in financing activities	(25,445)	(17,502)	(4,671)
Net (decrease) increase in cash and cash equivalents	2,304	(4,704)	(1,126)
Cash and cash equivalents at beginning of period	7,346	12,050	13,176
Cash and cash equivalents at end of period	$9,650	$7,346	$12,050

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as such term is defined in Exchange Act Rule 13a-15(e)) as of December 31, 2023. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures, were effective as of the end of the period covered by this Report.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) that occurred during the quarter ended December 31, 2023, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

As of December 31, 2023 , management assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. Management also conducted an assessment of requirements pertaining to Section 112 of the Federal Deposit Insurance Corporation Improvement Act. This section relates to management’s evaluation of internal control over financial reporting, including controls over the preparation of financial statements in accordance with the instructions to the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C) and in compliance with laws and regulations. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system and tests of the effectiveness of internal controls. Based on such assessment, management determined that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by Elliott Davis, PLLC, an independent registered public accounting firm, as stated in their report included on page 56 of this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION

On December 15, 2024, Mr. Christopher Tietz, our Chief Banking Officer, due to the Company's entry into the Old National Merger Agreement, terminated a 10b5-1 plan that he adopted in February 2023 that was effective on March 7, 2023 that provided for up to 10,000 shares of CapStar common stock to be sold. The 10b5-1 plan was to have had a term through December 31, 2027.

Reference is made to our Current Report on Form 8-K dated and filed with the SEC on February 16, 2024, reporting under Item 8.01 thereof certain litigation relating to the proposed merger with Old National Bancorp (the "Lawsuit"), which is incorporated herein by this reference. On March 7, 2024, upon motion of the plaintiff, the Lawsuit was dismissed.

Reference is made to our Current Report on Form 8-K filed with the SEC on January 5, 2024, reporting under Item 5.02 thereof that our controller and principal accounting officer was on a leave of absence but was expected to resume her full-time activities in March 2024, which is incorporated herein by this reference. While she still is expected to return in March, on March 8, 2024, the Board named Michael J. Fowler, our Chief Financial Officer, as the Company’s controller. She will be resuming her duties as both principal accounting officer and controller on March 18, 2024, at which time Mr. Fowler will no longer serve as controller.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

(a) Information Regarding Directors and Executive Officers.

Identification of Directors

Our Charter and Amended and Restated Bylaws (“Bylaws”) provide that our Board will consist of between five and 25 directors, with the precise number being determined by our Board from time to time. The size of our Board currently is set at thirteen (13) members.

In accordance with our Bylaws and Tennessee law, our Board oversees the management of the business and affairs of the Company. Our directors are elected annually by our shareholders at our annual meetings of shareholders to serve for one-year terms and until their successors are duly elected and qualified or until their earlier death, resignation, retirement or removal. Our Board also serves as the Board of our wholly-owned bank subsidiary, CapStar Bank.

There are no arrangements or understandings between any of our directors and any other person(s) pursuant to which any of them were selected as a director. There are no family relationships among any of the members of our Board. Our current directors, together with certain information about each of them, are described below:

L. Earl Bentz—Director

Mr. Bentz, age 72, is one of the founders of CapStar Bank and currently serves as Chair of the Risk Committee and a member of the Nominating and Corporate Governance Committee. Mr. Bentz has served on our Board since 2008. Since 2018, he has been Chairman and Chief Executive Officer of Caymas Boats, a company he founded in 2018 located in Ashland City, Tennessee. Mr. Bentz serves on the board of directors of the Country Music Hall of Fame, and has formerly served on the boards of the Middle Tennessee Council, Boy Scouts of America, the Tennessee Wildlife Resources Foundation, the National Association of Boat Manufacturers, the National Marine Manufacturers’ Association, the Recreational Boating and Fishing Foundation and the Congressional Sportsman’s Foundation. Mr. Bentz attended Clemson University and participated in continuing education programs in business finance at Vanderbilt University; he has also completed the Dale Carnegie Human Relations courses and training. We believe that Mr. Bentz’s business background, which also includes extensive experience in commercial real estate development and start-up companies, gives him valuable insight and enables him to make significant contributions as a member of our board.

William T. (“Pete”) DeLay—Director

William T. (Pete) DeLay, age 63, is Chief Executive Officer and Principal of Lynwood Ventures, LLC., a Nashville based investment management company. DeLay is the former president and CEO of Nashville-based Sherman-Dixie Concrete Industries, served as lead consultant at Forterra’s Nashville division of Forterra Pipe & Precast, and served as President and CEO of Micelle BioPharma. His previous service includes Board of Trustees of Sewanee-University of the South, the Board of Directors for the American Concrete Pipe Association, and Nashville Board of Advisors for AmSouth Bank and Regions Financial Corp, former Director and Trustee of Martha O’Bryan Foundation and Center. He currently serves on the Executive Committee and Board of Directors for Cheekwood Estate and Botanical Gardens, Board of Director for Nashville Business Coalition, Board of Trustees of Middle Tennessee State University, the Boy Scouts of America, and Vice Chair of the Board of Trustees of Montgomery Bell Academy where he was recently appointed Co-Chairman of the MBA Capital Campaign. He holds a BA degree in Economics from Sewanee-University of the South. We believe that Mr. DeLay’s extensive business experience gives him valuable insight and enables him to make significant contribute as a member of our Board.

Sam B. DeVane—Director

Mr. DeVane, age 64, serves as the Chair of the Audit Committee and as a member of the Compensation and Human Resources Committee. With more than three decades of public accounting experience serving clients throughout the southeast, Mr. DeVane retired as a Partner of Ernst & Young LLP in 2020. During his career he served as EY’s Nashville Office Managing Partner, as EY’s Tennessee Markets Leader, and as a coordinating partner and lead audit partner. The majority of Mr. DeVane’s career involved service to clients in numerous industries including Dollar General Corporation, Tractor Supply Company, and Ryman Hospitality Corporation. He brings to the Board extensive technical accounting, corporate governance, major transactions, strategy, process automation, financial reporting, and risk management experience. A licensed CPA in Tennessee, Mr. DeVane is a member of the American Institute of Certified Public Accountants and Tennessee Society of Certified Public Accountants. He earned a Bachelor of Science degree from the University of Alabama. Mr. DeVane has served on several distinguished professional boards, including United Way of Middle Tennessee (Chair of the Nashville Campaign), Junior Achievement (Centennial Leadership Award recipient), Harding Academy (Treasurer), and the University of Alabama President’s Cabinet and Accounting Advisory Board. We believe Mr. DeVane’s business experience and involvement in the community give him valuable insight and enable him to make significant contributions as a member of our Board.

Thomas R. Flynn—Director

Mr. Flynn, age 51, serves as a member of the Audit Committee and the Compensation and Human Resources Committee. Mr. Flynn has served on our Board since 2008. Mr. Flynn is the Chief Executive Officer and a director of Flynn Enterprises, LLC, a family owned, multi-national garment manufacturing, sales and distribution company headquartered in Hopkinsville, Kentucky, and serves on the board of Planters Bank, Hopkinsville, for which he is also a member of the audit committee. Mr. Flynn attended Vanderbilt University as a National Merit Scholar, graduating with a bachelor’s degree in English, and subsequently received a law degree from Vanderbilt University Law School. We believe that Mr. Flynn’s leadership in manufacturing and experience as a director in banking, healthcare, and manufacturing concerns, as well as his legal knowledge give him valuable insight and enable him to make significant contributions as a member of our Board.

William H. (“Harrison”) Frist Jr.—Director

William H. (“Harrison”) Frist, age 40, is Chief Executive Officer at naviHealth where he is responsible for the strategic vision and leadership of the organization. Harrison has been with naviHealth since its founding in 2012 and most recently served as naviHealth’s Chief Operating Officer. Prior to joining naviHealth, Harrison worked as an investment professional focused on the financial services industry for The Carlyle Group and as an investment banker in the Financial Institutions Group at Goldman Sachs. He is active in the community and serves on the board of the Martha O’Bryan Center, which empowers children, youth, and adults in poverty to transform their lives, and The Hermitage, the historic home of President Andrew Jackson. He holds an AB degree in History from Princeton University and an MBA from Harvard Business School. We believe that Mr. Frist’s extensive experience in financial services gives him valuable insight and enables him to make significant contributions as a member of our Board.

Louis A. Green III—Director

Mr. Green, age 70, serves on the Risk Committee and the Compensation and Human Resources Committee, and chairs our Advisory Board for Sumner County, which provides guidance to our management regarding that portion of our market. Mr. Green has served on our Board since 2012. He was an incorporator of American Security, which merged with CapStar in July, 2012. Mr. Green is General Partner of Green & Little, a real estate investment company, and President of Green-Little Corporation, a real estate management company. He holds partnership interests in several companies investing in industrial, commercial and retail real estate. Mr. Green has served as director of Commerce Union Bank of Sumner County and as an advisory director of NationsBank. He attended the University of Tennessee. We believe that Mr. Green’s extensive experience in banking and real estate gives him valuable insight and enables him to make significant contributions as a member of our Board.

Valora S. Gurganious—Director

Ms. Gurganious, age 60, serves on the Nominating and Corporate Governance Committee and the Risk Committee. From 2008 through 2023, Ms. Gurganious served as Partner and Senior Management Consultant for Knoxville-based DoctorsManagement, LLC, assisting clients in all medical specialties and providing services related to operational efficiency, workflow optimization, compliance, IT, accounting, marketing, and strategic planning. She also advises physicians and hospitals across the country on practice valuation, startup, contract negotiation and transition of ownership. Prior to joining DoctorsManagement, Ms. Gurganious served as Chief Operating Officer for Central Florida Sports Medicine and Orthopedic Center in Melbourne, and as Director and Vice Chair — Finance for Wuesthoff Foundation, a $10 million Florida health system foundation. She also held the position of senior vice president with Fleet Investment Advisors and Putnam Investments in Boston for seven years and is a licensed Business Broker in the state of Florida. Ms. Gurganious earned a Bachelor of Arts degree in economics and business administration from Vanderbilt University and M.B.A. from Harvard Business School. She is a Certified Healthcare Business Consultant and a member of the National Society of Certified Healthcare Business Consultants (NSCHBC) as well as Executive Women International (EWI). A dynamic and accomplished speaker, Ms. Gurganious uses her expertise to deliver strategic healthcare and financial lectures at medical conferences across the country. We believe that Ms. Gurganious’ business experience and involvement in the community give her valuable insight and enable her to make significant contributions as a member of our Board.

Myra NanDora Jenne—Director

Ms. Jenne, age 55, serves as Chair of the Compensation and Human Resources Committee and serves as a member of the Audit Committee. Ms. Jenne has served on our Board since her appointment in 2018. Ms. Jenne began practicing law with Carter, Harrod & Cunningham in Athens, Tennessee, and later practiced in Knoxville with Leitner, Williams, Dooley & Napolitan. She practiced at The Jenne Law Firm in Cleveland, Tennessee, through 2023. Ms. Jenne is also working for Patriot Family Homes, a provider of short term rentals with over three hundred homes in twelve states as a Compliance Officer. Ms. Jenne has served on the board of directors of Athens Federal Community Bank and on the Nalls Sherbakoff Group financial advisory board in Knoxville. She has been involved in various civic and charitable organizations in Cleveland over the past twenty years including serving on the boards at the Museum Center at Five Points and the Cleveland Athens Cotillion. She has also served on the Board of Trustees at Broad Street United Methodist Church. She graduated with Honors with a B.S. from the University of Tennessee at Knoxville, where she served as captain of the Tennessee Dance Team. She went on to attend Samford University’s Cumberland School of Law and graduated with a J.D. in 1994. We believe that Ms. Jenne’s extensive leadership experience and professional experience give her valuable insight and enable her to make significant contributions as a member of our Board.

Joelle J. Phillips—Director

Ms. Phillips, age 57, serves on the Audit Committee and the Compensation and Human Resources Committee. Ms. Phillips has served on our Board since 2020. Ms. Phillips began practicing law as law clerk for Hon. Rhesa H. Barksdale of the U.S. Court of Appeals for the Fifth Circuit, and later practiced in Atlanta, Georgia with Long, Aldridge & Norman LLP and in Nashville with Waller Lansden Dortch & Davis, LLP. After serving as General Attorney for both BellSouth and AT&T Tennessee, she served as the President of AT&T Tennessee from 2013 until her retirement on December 1, 2023. Ms. Phillips is involved in several civic and charitable organizations in Nashville, Tennessee, including serving as the Chair for the Drive to 55 Coalition and serving on the boards of Birmingham-Southern College, Tennessee Business Leadership Coalition and Nashville Repertory Theatre. Furthermore, Ms. Phillips was recognized as the Nashville Business Journal Newsmaker of the Year for 2015, Nashville’s Power 100 list, Nashville’s Women Business Leaders of the Year 2014, Tennessee Board of Regents’ Award for Philanthropy and was named one of Nashville’s Outstanding CEOs for 2017. Ms. Phillips graduated magna cum laude with a B.F.A. from Birmingham-Southern College in 1989 and went on to attend Washington & Lee University School of Law where she graduated summa cum laude with a J.D. in 1995. We believe that Ms. Phillips’ professional experience combined with her long history of involvement in the Nashville community give her valuable insight and enable her to make significant contributions as a member of our Board.

Timothy K. Schools—Director, President and Chief Executive Officer of CapStar Financial Holdings, Inc. and CapStar Bank

Mr. Schools, age 54, has served as a Director, President, and Chief Executive Officer of CapStar Financial Holdings, Inc. and CapStar Bank since 2019. Previously, he served as a Director, President, and Chief Executive Officer of Highlands Bankshares, Inc., President of American Savings Bank, Chief Financial Officer of The South Financial Group, Director of Alabama Power Company Employees Credit Union, Director of First Market Bank, as well as an Advisory Board Member of Nasdaq and OTC. Mr. Schools serves on the boards of the Nashville Downtown Partnership and Nashville Sports Council. He received an M.B.A. from Emory Business School and a B.B.A., magna cum laude, in Information and Decision Science from James Madison University. We believe that Mr. Schools’ role as CapStar’s Chief Executive Officer and extensive experience as an officer at both smaller and larger financial institutions enable him to make significant contributions as a member of our Board.

Stephen B. Smith—Director

Mr. Smith, age 69, serves as Chair of the Nominating and Corporate Governance Committee and serves on the Risk Committee. Mr. Smith has served on our Board since 2008. He is Chairman of Haury & Smith Contractors, Inc., a building and development company. He is active in the community, having served on the Metropolitan Nashville Planning Commission and the Regional Transit Authority and as Chairman of the Metropolitan Nashville Parks and Recreation board of directors. Mr. Smith served as National Finance Co-Chair for Senator Lamar Alexander’s presidential campaigns in 1996 and 2000, and he achieved Super Ranger status in President George W. Bush’s 2004 campaign. He was National Finance Chairman for Senate Majority Leader Bill Frist’s leadership political action committee, VOLPAC, and serves as Finance Chairman for Senator Bill Haggerty. In addition, he has served on the boards of the FHLB of Cincinnati and Franklin Road Academy, and as director of the First Union National Bank community board. He holds a bachelor’s degree from Middle Tennessee State University, where he serves as

Chairman of the Board of Trustees. We believe that Mr. Smith’s business experience and his involvement in the community give him valuable insight and enable him to make significant contributions as a member of our Board.

James S. Turner, Jr.—Director

Mr. Turner, age 53, serves as Chairman of the Board of Directors and was a former Chair of the Credit Committee and a former member of the Nominating and Corporate Governance Committee. Mr. Turner has served on our Board since 2008. He joined MarketStreet Enterprises in 1999 and has served as the Managing Director since 2007. Mr. Turner was a member of the board of directors of the Farmers National Bank Financial Corporation in Scottsville, Kentucky, for more than 15 years. He also serves on the boards of Nashville Downtown Partnership and The Country Music Hall of Fame. He received his bachelor’s degree from Vanderbilt University and his law degree from Vanderbilt University Law School. We believe that Mr. Turner’s experience and knowledge in the commercial real estate industry, his community banking board service, as well as his investment and legal knowledge, give him valuable insight and enable him to make significant contributions as a member of our Board.

Toby S. Wilt—Director

Mr. Wilt, age 79, is one of the founders of CapStar Bank and serves as a member of the Audit Committee and the Nominating and Corporate Governance Committee. He has served on our Board since 2008. Mr. Wilt has nearly four decades of experience in the banking industry. Mr. Wilt is a retired, non-practicing certified public accountant, who is no longer affiliated with the Tennessee Association of Accountants or the AICPA. He practiced accountancy with Ernst & Ernst in the 1970s. He has previously served on the boards of directors of banks and public companies including C&S/Sovran Corporation, Commerce Union Bank, Outback Steakhouse and Genesco Inc. Mr. Wilt currently serves as President of TSW Investment Company, Founding President of Golf Club of Tennessee. Mr. Wilt is also a former board member of First American National Bank and served as Chairman of the Board for the Christie Cookie Company. He earned a B.E. in civil engineering from Vanderbilt University and is a former pilot in the United States Air Force. We believe that Mr. Wilt’s significant experience in banking and as a director of banks and public companies, including his service on various audit and human resource committees, gives him valuable insight and enables him to make significant contributions as a member of our Board.

Identification of Executive Officers

Our Nominating and Corporate Governance Committee annually makes recommendations to our Board concerning the appointment or re-appointment of certain officers of the Company and CapStar Bank, including the Chief Executive Officer and Chief Financial Officer.

Set forth below is background information regarding each of our executive officers as of March 12, 2024, other than Mr. Schools whose biography is set forth above under the caption “Identification of Directors.” There are no family relationships among any of our executive officers. Further, other than the employment agreements described in this Annual Report on Form 10-K, there are no arrangements or understandings between the executive officers listed below and any other person(s) pursuant to which he or she was selected as an executive officer.

Michael J. Fowler - Chief Financial Officer, CapStar Financial Holdings, Inc.

Mr. Fowler, age 67, has more than 40 years of banking and finance experience having served in senior financial roles at several regional banks. He joined CapStar following the merger of First Horizon National Corp. and IBERIABANK Corporation. For 8 years he served as IBERIABANK’s Executive Vice President, Director of Financial Risk. He began his career with Texas Commerce Bank in Houston (acquired by Chemical Bank, now JPMorgan Chase) where for 15 years he served in management roles related to financial planning, balance sheet management, ALCO and management accounting. Subsequently, he served as Executive Vice President and Treasurer at First Commerce Bank and South Financial Group, and as CFO at GreenBank, acquired by Capital Bank Financial. He earned a bachelor’s degree in finance from Loyola University New Orleans and MBA from the University of Texas at Austin Red McCombs School of Business.

Ali Jefferson - Controller and Principal Accounting Officer, CapStar Financial Holdings, Inc.

Ms. Jefferson, age 36, served as our interim Controller and Principal Accounting Officer from May 12, 2023 until May 26, 2023, when she assumed the position of Controller and Principal Accounting Officer. Ms. Jefferson has served as Assistant Controller since joining the Company in late 2022. Prior to joining the Company, she acted as SEC Financial Reporting Manager with Sterling Bank and Trust, and previously served as the Chief Accounting Officer and Controller at Reliant Bank. Ms. Jefferson's previous experience includes over 8 years in public accounting, most recently as an audit manager with EY as well as roles with Dixon Hughes Goodman and Horne LLP where she focused on serving publicly traded financial institutions. Ms. Jefferson is a graduate of Eastern Illinois University with a Master of Accountancy from University of Tennessee and is a certified public accountant licensed in the state of Tennessee. On January 2, 2024, Ms. Jefferson began a medical leave of absence, during which time her duties and responsibilities have been divided among and assumed by other members of the Company's accounting and finance staff (including additional consulting resources) under the supervision of the Company's Chief Executive Officer, Timothy K. Schools, and Chief Financial Officer, Michael J. Fowler. Ms. Jefferson is expected to resume her full-time activities in March 2024.

Kevin Lambert - Chief Credit Officer, CapStar Financial Holdings, Inc.

Mr. Lambert, age 60, joined CapStar in 2021 after having most recently served as Senior Regional Credit Officer for Raleigh, North Carolina-based First Citizens Bank. He joined First Citizens in 2006, where he was the senior commercial lender in Tennessee prior to transferring to credit administration. While at First Citizens, he oversaw commercial credit approvals for the states of Tennessee and Maryland, as well as western North Carolina, and northern Virginia. He began his career in 1985 with Sovran Bank and worked as a Commercial Relationship Manager until 1994 with Sovran Bank and its successors, including NationsBank, and Bank of America. Mr. Lambert joined the executive leadership team at American Fidelity Bank in 1994, helping to create a commercial loan department. In 2003, he joined National Bank of Commerce, which was later acquired by SunTrust, where he worked in the Commercial Real Estate Group. Mr. Lambert holds a Bachelor of Business Administration degree from East Tennessee State University. He has past President of the West Knoxville Kiwanis Club, and is active in RIO Revolution Church, where he serves as a congregational pastor, and previously was the church’s deacon chairman.

Christopher G. Tietz - Chief Banking Officer, CapStar Financial Holdings, Inc.

Mr. Tietz, age 61, is the Chief Banking Officer of CapStar Bank. Mr. Tietz joined the Bank in March 2016 and has over 32 years of banking experience starting as a trainee of First American National Bank in Nashville in 1985 and rising to the position of Executive Vice President and Regional Senior Credit Officer for First American’s West Tennessee Region including oversight of credit functions for private banking, business banking, middle-market, and corporate banking functions. Subsequent to his positions at First American, Mr. Tietz held chief credit officer roles at various banks in the Midwest and Tennessee. His experience includes capital raising activities, asset quality resolution, development of lending initiatives to achieve quality asset growth, and management and resolution of regulatory actions. Mr. Tietz holds a bachelor’s degree from the University of Alabama.

Kenneth E. Webb - Chief Operations Officer, CapStar Financial Holdings, Inc.

Mr. Webb, age 70, is the Chief Operations Officer of CapStar Bank. Mr. Webb was one of the original management team members that founded the company in 2007 and initially served as our Chief Development Officer and most recently as our Middle Tennessee Market Chairman before becoming the Interim EVP of Bank Operations in November 2022 and, most recently, Chief Operations Officer. Mr. Webb is an experienced executive with over 46 years of banking experience. Prior to joining CapStar, Mr. Webb worked for First Tennessee Bank from 1993 to 2007. His last position there was in the Business Strategy Group where he was responsible for a wide range of credit-related initiatives. He also served in several roles managing commercial, corporate and treasury management groups and as President of First Tennessee Bank, Nashville. He began his banking career in 1976 with Commerce Union Bank, and its successor banks after its acquisition by NationsBank, from 1976 to 1993. Mr. Webb is active in charitable work, having served over the years on various non-profit boards and in leadership roles for the Boys & Girls Club of Middle Tennessee, TSU College of Business Economic & Finance advisory board, the Nashville Sertoma Club and Foundation, and St. Henry Catholic Church. He is a native of Lawrence County, Tennessee. Mr. Webb is a graduate of Middle Tennessee State University.

(b) Delinquent Section 16(a) Reports. The U.S. securities laws require our executive officers, directors and greater than 10% shareholders to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC. As a convenience to our directors and executive officers (“company filers”), we (using powers of attorney granted by the company filers to persons in the Company) file these reports on their behalf. Based solely upon a review of the copies of these reports furnished to us during and with respect to 2023, or on written representations that no Form 5 reports were required, we believe that each of those persons filed, on a timely basis, the reports required by Section 16(a) of the Exchange Act, except as follows. Ms. Goodin and Mr. Frist each were late in filing their initial Form 3. As a result of administrative delays, one late Form 4 for one transaction was filed on behalf of Mr. Bentz, Mr. DeVane, Mr.

Fowler, Ms. Goodin, Ms. Gurganious, Mr. Green, Ms. Jenne, Ms. Phillips, Mr. Smith, Mr. Turner, and Mr. Wilt, and two late Form 4s were filed on behalf of Messrs. Flynn, Lambert, Tietz, and Schools.

(c) Code of Business Conduct and Ethics. We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions (“Code”) meeting the requirements of Item 406 of Regulation S-K. This Code is posted on the “Corporate Governance” section of our Internet website at https://ir.capstarbank.com/corporate-governance/highlights.

(d) Procedures for Shareholders to Recommend Director Nominees. There have been no material changes to the procedures by which security holders may recommend nominees to our Board.

(e) Audit Committee Information. We have a separately-designated standing audit committee established in accordance with section 3(a)(58)(A) of the Exchange Act. Our Audit Committee consists of Mr. DeVane (Committee Chair), Mr. Delay, Mr. Flynn, Ms. Jenne, Ms. Phillips, and Mr. Wilt. Nasdaq rules and our Audit Committee charter require that our Audit Committee be comprised entirely of independent directors. The Audit Committee’s Charter is evaluated annually to ensure compliance with SEC rules and regulations and Nasdaq listing standards and was last reviewed on January 24, 2024. A copy of the Audit Committee’s Charter is available on the Company’s Investor Relations webpage at www.ir.capstarbank.com under the caption “Corporate Governance – Documents & Charters.” The committee is responsible for, among other things: monitoring the integrity of, and assessing the adequacy of, our financial statements, the financial reporting process and our system of internal accounting and financial controls; assisting our Board in ensuring compliance with laws, regulations, policies and procedures; selecting our independent registered public accounting firm and assessing its qualifications, independence and performance; monitoring the internal audit function; reviewing and, if appropriate, pre-approving all auditing and permissible non-audit services performed by the independent public accounting firm; and reviewing and, if appropriate, approving related-party transactions other than those subject to Regulation O. At least once per year, our Audit Committee meets privately with each of our independent registered public accounting firm, management and our internal auditors.

The Board has determined that each of Mr. DeVane, Mr. DeLay, Mr. Flynn, Ms. Jenne, Ms. Phillips, and Mr. Wilt satisfies the requirements for financial literacy under applicable Nasdaq rules, and that each of Mr. DeVane, Mr. Flynn, Ms. Jenne, and Mr. Wilt qualify as an “audit committee financial expert” as defined in the SEC’s rules and regulations.

ITEM 11. EXECUTIVE COMPENSATION

This section provides details of the 2023 compensation for our NEOs: Timothy K. Schools, President and Chief Executive Officer; Michael J. Fowler, Chief Financial Officer; Kevin L. Lambert, Chief Credit Officer; Christopher G. Tietz, Chief Banking Officer; and Kenneth E. Webb, Chief Operations Officer.

Compensation Discussion and Analysis

Overview of Executive Compensation Philosophy

Our Compensation Committee (referred to by CapStar as our Compensation and Human Resources Committee) is responsible for determining the compensation that is paid or awarded to our Company’s executive officers. The quality and loyalty of our executives is critical to the successful execution of our strategic plan and the completion of our strategic initiatives. In line with the Company’s compensation philosophy, the Compensation Committee believes that executives should be provided an opportunity to benefit from outstanding Company performance and shareholder value creation upon delivering outstanding results. To achieve our goal of attracting, motivating, and retaining highly effective and loyal executives, our compensation framework is built upon the following principles:

▪
Industry Competitive: We are committed to providing compensation and benefits that are competitive with executives in comparable roles taking into account geography, experience, level of responsibility, contribution, and market demand.
▪
Long-Term Perspective: Our perspective is long-term and correspondingly we believe in using both short-term and multi-year performance metrics to incent sustained shareholder value creation without taking undo risk.

▪
Ownership: We believe granting service-based and performance-based equity incentives to executives using multi-year performance metrics and post vesting hold periods align their interests with those of our shareholders. We also encourage executives to maintain meaningful stock ownership in the Company.
▪
Focused on Performance: We believe incentive compensation should comprise a material component of each executive’s total compensation opportunity. Our incentive compensation programs are designed to reward strong Company performance and vary with performance against short-term and multi-year metrics.

The compensation philosophy is reviewed and approved annually by the Compensation Committee. Decisions made by the Compensation Committee and the Board relative to compensation take all current applicable rules, regulations, and guidance into consideration and are made with the goal of being compliant with all such requirements.

2023 Say-on-Pay Vote

The Compensation Committee viewed last year’s 96% shareholder approval of the executive compensation program at such a level which we believe indicated that a substantial majority of shareholders support our executive compensation program, plan design and governance as being well aligned with our shareholders, their investor experience and business outcomes.

Our Compensation Governance Practices

The Company is committed to sound compensation and governance practices. Our compensation program incorporates the following practices and features:

WHAT WE DO	WHAT WE DON’T DO
• Focus executive pay on corporate performance	• We do not grant multi-year guaranteed incentive awards for executive officers
• Provide for more than one metric for vesting under our annual cash bonus and performance unit awards	• We do not provide excise tax “gross-ups” upon a change in control in employment agreements
• Use balanced performance metrics which consider both the Company’s absolute performance and its relative performance versus peers	• We do not provide any perquisites to NEOs
• Impose a two-year holding period requirement for earned performance unit awards and restricted stock units	• We do not permit our executives to hedge or pledge Company securities
• Adopted a clawback policy covering all executive officer incentive-based awards for material misstatement of financial performance	• We do not allow for discounting, reloading, or re-pricing of stock options without shareholder approval
• Establish separate metrics for our short-term and long-term incentive plan designs to evaluate performance	• We do not pay dividends or dividend equivalents on shares or units that a participant has not yet earned or that have not vested

Role of Compensation and Human Resources Committee and Management in Determining Compensation for our NEOs

Our Compensation and Human Resources Committee (sometimes referred to in this Annual Report on Form 10-K as the “Compensation Committee”) annually reviews our executive compensation program to ensure it achieves our desired goals and is responsible for approving compensation arrangements for each of our NEOs. As part of this process, the Compensation Committee annually reviews and approves corporate goals and objectives relevant to the compensation of our NEOs and evaluates the performance of the NEOs in light of these goals and objectives. The Compensation Committee approves the compensation levels for the NEOs based on such evaluation, with consideration for each individual’s role and responsibilities within the leadership team. The Compensation Committee annually reviews our incentive compensation arrangements to confirm they do not encourage unnecessary risk-taking. In determining the long-term incentive component of our executive compensation program, the Compensation Committee considers our performance and relative shareholder return, the value of similar incentive awards to comparable executives of our peers and the awards given to our NEOs in past years.

The Compensation Committee is solely responsible for setting the compensation of Mr. Schools, the Company’s CEO. When the Compensation Committee discusses and approves the compensation recommendations of our CEO, our CEO does not play any role with respect to any matter affecting his own compensation and is not present during these discussions. The CEO conducts an annual review of the total compensation of each of the other executive officers. The review typically includes an assessment of each executive officer’s experience, geography, performance and market pay levels. After this review, the CEO consults with the Compensation Committee on the base salaries, target annual and long-term incentive opportunities, any payouts related to the annual cash incentive plan, and the annual equity grants for the executive officers other than the CEO. While the CEO discusses with the Compensation Committee these compensation decision items, the ultimate decisions regarding the compensation for all executive officers, including our NEOs, are made by the Compensation Committee.

Role of Independent Compensation Consultant

The Compensation Committee has the authority under its charter to retain the services of outside advisors. From 2020 through April 2023, the Compensation Committee engaged Aon’s Human Capital Solutions practice, a division of Aon plc (Aon), formerly referred to as McLagan, as its independent compensation consultant. In 2022, Aon assisted in determining the composition of our compensation peer group and reviewed the competitiveness and structure of the compensation programs for our CEO and Board of Directors. During this period, Aon provided the Compensation Committee advice and information on other executive compensation matters, including executive pay components, prevailing market practices, and relevant regulatory requirements.

Beginning in April 2023, the Compensation Committee engaged Meridian Compensation Partners, LLC (Meridian) as its independent consultant to advise on executive and non-employee director compensation matters. Following their appointment, Meridian provided guidance to the Compensation Committee on executive and Board of Director compensation decisions through the remainder of 2023.

Prior to the appointment of Aon and Meridian, the Compensation Committee conducted an evaluation of each advisor’s independence considering all relevant factors, including those set forth in the Exchange Act and in applicable Nasdaq listing rules. The Compensation Committee concluded that the work performed by these firms and the individual consultants employed by Aon and Meridian did not raise any conflict of interest.

Peer Group

The Compensation Committee believes that obtaining relevant market data is very important to making determinations about executive officer compensation. Such information provides a reference point for making compensation decisions even though there are differences and unique aspects of CapStar relative to other companies.

The Compensation Committee takes into consideration the structure and components of, and the amounts paid under, the executive compensation programs of other, comparable peer companies, as derived from public filings and other sources, when making decisions about the structure and component mix of our executive compensation program. The Compensation Committee also considers broader industry practices and the compensation of executives at our competitors for talent.

The peer group developed by Aon in 2022 and used as a reference for the CEO’s 2023 compensation was defined using the following criteria:

•
U.S. bank holding companies with total assets between $2 billion and $10 billion
•
Developed a composite performance ranking for all U.S. bank holding companies with total assets between $2 billion and $10 billion using four metrics: Return on Average Assets (“ROAA”), Return on Average Equity (“ROAE”), Core Earnings Per Share (EPS) Growth, and Total Shareholder Return (“TSR”) (with each component weighted equally). The Compensation Committee believes that these four metrics are accurate and meaningful measures of a bank’s sustained performance. ROAA, ROAE, and Core EPS Growth were measured utilizing the average of five distinct performance periods: the years ending 2017, 2018, 2019, and 2020, together with January 1, 2021 through September 30, 2021. Total shareholder return was measured using one-year, three-year, five-year, seven-year, and ten-year look back periods from December 31, 2021.
•
Non-performing assets less than 1% of total assets
•
Banks headquartered in the Southeast and located in an identified Metropolitan Statistical Area.

The peer group used as a reference for the CEO’s 2023 compensation consisted of the top 23 companies from the composite performance ranking that are of similar size and business models as CapStar:

Bank First Corporation	Preferred Bank
Blue Ridge Bankshares, Inc.	Parke Bancorp, Inc.
City Holding Co.	PCB Bancorp
Farmers & Merchants Bancorp	Premier Financial Corp.
Farmers National Banc Corp.	QCR Holdings Inc.
German American Bancorp Inc.	Southern First Bancshares, Inc.
Greene County Bancorp	Southern Missouri Bancorp, Inc.
Hingham Institution for Savings	Stock Yards Bancorp, Inc.
Horizon Bancorp Inc.	The First Bancorp, Inc.
Independent Bank Corp.	Washington Trust Bancorp Inc.
Lakeland Financial Corp.	West Bancorp
MVB Financial Corp.

The Compensation Committee did not conduct a review of market data with respect to compensation of the other NEOs because no material change was made to the compensation for these NEOs.

2023 Executive Compensation Program

The Compensation Committee selected the components of compensation set forth in the chart below to achieve our executive compensation program objectives. The Compensation Committee annually reviews all components of the program to verify that each executive officer’s total compensation is consistent with our compensation philosophy and objectives and that the component is serving a purpose in supporting the execution of our strategy.

Compensation Element	Description	Purpose
Base Salary	Fixed cash compensation Determined based on each executive officer’s role, individual skills, experience, performance, geography, and external market value	Base salaries are intended to provide stable compensation to executive officers, allow us to attract and retain skilled executive talent and maintain a stable leadership team

Short-Term Incentives: Annual Cash Incentive Opportunities	Variable cash compensation based on the level of achievement of pre-determined annual corporate goals Cash incentives are capped at a maximum of 150% of each NEO’s Target opportunity	Annual cash incentive opportunities are designed to ensure that executive officers are motivated to achieve our annual corporate goals and individual performance
Long-Term Incentives: Annual Equity-Based Compensation

Variable equity-based compensation

Restricted Stock Units (“RSUs”): Restricted stock units that are time-based and vest in three equal annual installments, comprised 40% of award value in 2023

Performance Units (“PSUs”): Performance units that are earned only upon the attainment of 3-year relative performance goals, comprised 60% of award value in 2023

PSUs are capped at 187.5% of each NEO’s target opportunity

Earned PSUs and RSUs are subject to a two-year mandatory holding period

Equity-based incentive opportunities are designed to balance short-term and long-term corporate objectives and serve as a retention tool for executive officers.

2023 Target Pay Mix

The Target pay mix supports the core principles of our executive compensation philosophy and objectives of compensating for performance and aligning executive officers’ interests with those of CapStar’s shareholders, by emphasizing both short- and long-term incentives. The graphics below illustrate the mix of fixed, target annual incentive, and target long-term incentive compensation (based on grant date fair value) we provided to our CEO and other NEOs for 2023.

Base Salary

The base salaries of our NEOs are set annually by the Compensation Committee as part of the Company’s performance review process as well as upon the promotion of an executive officer to a new position or other change in job responsibility. In establishing base salaries for our NEOs, the Compensation Committee has relied on external market data and peer data obtained from outside sources, including our independent compensation consultant. In addition to considering the information obtained from such sources, the Compensation Committee has considered:

•
Each NEO’s scope of responsibility

•
Each NEO’s years of experience
•
The geographic area where the NEO is assigned
•
The types and amount of compensation paid to each NEO
•
Our overall financial performance and performance with respect to other aspects to our operations, such as our profitability, growth, asset quality, and other matters, including the status of our relationship with the bank regulatory agencies
•
Each NEO’s individual performance and contributions to our Company-wide performance, including leadership and teamwork

In 2023, the Compensation Committee approved base salary increases for Mr. Fowler (3%), Mr. Lambert (11.4%), Mr. Tietz (3%), and Mr. Webb (3.1%), based on the factors listed above. The Compensation Committee did not make any changes to the 2023 base salary for our CEO, Mr. Schools.

Annual Cash Incentive

The Company provides annual cash incentive awards for our NEOs to motivate and reward the achievement of key short-term objectives. The annual cash incentive provides for cash awards determined based on a set percentage of his or her then-current base salary and the Company’s achievement of pre-defined financial targets for the applicable year and operational results that the Compensation Committee views as critical to the execution of our business strategy.

The three Company performance metrics for the 2023 annual cash incentive included: return on equity, return on assets, and earnings per share. The Compensation Committee chose these three measures to focus the NEOs on the strategic priority of enhancing profitability and growth. The Compensation Committee established the 2023 Company performance metrics based on the expectation that 2023 performance would reflect an increase over 2022 results.

A specific percentage weight was allocated to each of these performance metrics as set forth in the table below. The Compensation Committee also established a Threshold, Target and Maximum performance level for each performance metric.

For 2023, the Compensation Committee also considered individual NEO performance and contributions to Company strategic goals and performance, including leadership and teamwork demonstrated by the NEOs.

Performance Metrics	Weight	Threshold (50%)	Target (100%)	Maximum (150%)	Actual 2023 Achievement
Return on Equity (ROE)	25%	11.06%	12.29%	13.52%	8.89%
Return on Assets (ROA)	25%	1.24%	1.38%	1.52%	0.97%
Earnings Per Share (EPS)	50%	$1.84	$2.04	$2.24	$1.47
Total Achievement					Below Threshold

The Compensation Committee determined payouts under the 2023 annual incentive after reviewing the Company’s total achievement of the Company performance metrics, together with a qualitative assessment of Company and individual performance. In connection with its qualitative assessment of the NEOs’ performance, the Compensation Committee noted that many factors impacted Company profitability metrics in 2023 that were outside of management control. The banking industry experienced significant pressures in 2023 with historic increases in interest rates and several regional bank failures, which created a challenging operating environment. In this environment, significant resources were focused on ensuring the safety and soundness of the Company in 2023. In making determinations regarding payouts for 2023 performance, the Compensation Committee took into consideration the NEOs’ key achievements during an especially challenging year, which included stabilizing deposit balances, improving liquidity ratios, implementing new expense saving initiatives, keeping the credit portfolio strong with limited charge-offs, and maintaining most capital ratios above peer companies. Taking these items into account, as well as the significant efforts of the NEOs with respect to finalizing the merger with Old National Bancorp, the Compensation Committee exercised discretion and approved 2023 annual bonus payouts to NEOs at threshold.

Name Executive Officer	Target Opportunity (as a % of base salary)	Target Opportunity ($)	Bonus Payout (% of Target)	2023 Actual Annual Bonus Payout
Timothy K. Schools	50%	$262,500	50%	$131,250
Michael J. Fowler	40%	$113,300	50%	$56,650
Kevin L. Lambert	10%	$23,100	50%	$11,550
Christopher G. Tietz	40%	$129,780	50%	$64,890
Kenneth E. Webb	40%	$100,701	50%	$50,350

Long-Term Equity-Based Incentive Compensation

We provide long-term equity-based incentive compensation to our executive officers, including our NEOs, and other key employees. Long-term equity equity-based compensation (such as RSUs and PSUs) are intended to attract and retain key employees and incentivize them to focus on creating long-term shareholder value while also enabling those persons to participate in CapStar’s long-term success. We believe that a portion of each NEO’s compensation should be tied to the performance of the Company, aligning the officer’s interest with that of our shareholders.

In 2020, the Compensation Committee adopted a new incentive award program using a mix of 60% PSUs and 40% RSUs. Dividend equivalents are accrued on the RSUs and PSUs. The dividend equivalents are deemed to have been reinvested in additional shares of CapStar common stock on each ex-dividend date. The dividend equivalents are paid to the recipient only upon vesting or settlement of the underlying award. The RSUs granted in 2023 vest in equal annual installments over three-years, provided the NEO remains employed by CapStar on each vesting date. Additionally, any vested RSUs are subject to a mandatory holding period until the earlier of: (1) the second anniversary of the vesting date, (2) the date of the termination of the NEO’s employment due to death or disability, or (3) the occurrence of a change in control that results in the acceleration of outstanding RSUs.

The PSUs granted in 2023 have the same three operational performance metrics (relative return on average assets, relative earnings per share growth and relative tangible book value per share growth) as the PSUs granted in 2022 and 2021. Each of the operational performance metrics are measured against all banks with assets between $2 billion and $6 billion that are traded on the Nasdaq Stock Market and NYSE to determine the number of shares earned. The Compensation Committee views as a relevant and appropriate comparison measurement over a three-year performance period from January 1, 2023 through December 31, 2025. The weighting of performance metrics are as follows: (1) 58.33% will vest based on relative return on average assets, compared to the group of banks, (2) 20.83% will vest based on relative earnings per share growth, compared to the group of banks, (3) 20.83% will vest based on relative tangible book value per share growth, compared to the group of banks, and the PSU vesting percentage shall be further adjusted by a modifier (up to a 25% increase or decrease) based on the Relative Total Shareholder Return of CapStar’s common stock compared to these same group of banks (“RTSR”).

For each of the three operational performance metrics, the number of PSUs earned by the NEOs will be calculated as follows:

Level of Achievement of Objectives(*)	Percentile Relative to Peer Group	% of PSU Target Award Earned
Below Threshold	Below 25th percentile	0%

Threshold	25th Percentile	50%
Target	50th Percentile	100%
Maximum	75th Percentile	150%

(*) linear interpolation will be used to determine the applicable earning percentage between levels.

If RTSR ranks at or above the 75th percentile, the PSU vesting percentage will be increased by 25%, up to a maximum total payout of 187.5% (i.e.,150% x 125%). If RTSR ranks at or below the 25th percentile, the PSU vesting percentage will be decreased by 25%. If CapStar ranks at the median, there will be no change to the PSU vesting percentage, and for ranks in between the 25th and 75th percentile, the modifier will be determined by linear interpolation between levels. The Compensation Committee has continued to use relative metrics to allow for CapStar’s performance to more fairly absorb macroeconomic factors that are not in the control of the Company, such as economic fluctuations, new accounting standards, and tax rate changes, among others. The PSUs earned by our NEOs will vest after the end of the performance period, conditioned upon the continued employment of the executive officer. Further, any earned PSUs will be subject to a mandatory holding period until the earlier of: (1) the second anniversary of the vesting date, (2) the date of the termination of the NEO’s employment due to death or disability, or (3) the occurrence of a change in control.

For 2023, the Compensation Committee determined that the aggregate dollar value of the PSUs and RSUs granted to each NEO equal a percentage of the NEO’s base salary on the date of grant as set forth in the table below, with the RSU and target PSU amounts determined by dividing the applicable percentage of the NEO’s base salary by the fair market value of CapStar’s common stock on the grant date. The percentage of base salary was based on the NEO’s position, responsibilities and historical and expected contributions to CapStar. In 2023, Mr. Webb served in a line related role and therefore only participated in RSU grants.

The Compensation Committee granted the following RSUs and PSUs to each of the NEOs in 2023:

Named Executive Officer	2023 Long-Term Incentive Awards
	Total Target Equity Award Opportunity as a % of Salary	RSUs (#)	Target PSUs (#)
Timothy K. Schools	100%	11,830	17,746
Michael J. Fowler	40%	2,479	3,718
Kevin L. Lambert	15%	910	1,065
Christopher G. Tietz	40%	2,839	4,259
Kenneth E. Webb	10%	1,377	-

Results of the 2021 PSU Awards

The three-year performance period for the 2021 PSUs granted to Mr. Schools and Mr. Tietz ended on December 31, 2023, and these PSUs will vest only upon the Compensation Committee’s certification of the achievement on the applicable performance metrics against the relevant peer group. As of the filing of this Annual Report on Form 10-K, the Compensation Committee is unable to certify the achievement on the operational performance metrics because the Compensation Committee relies on audited financials from the group of banks, which have not yet been disclosed as of this filing. Results of the 2021 PSU Awards will be determined upon the certification of achievement on these operational performance metrics, and the 2021 PSU Awards will be earned prior to the close of the Merger.

Benefits

Our NEOs are eligible to participate in the same benefit plans designed for all of our full-time employees.

401(k) Plan

Our 401(k) plan is designed to provide retirement benefits to all eligible full-time and part-time employees. The 401(k) plan provides employees the opportunity to save for retirement on a tax-favored basis. We have elected a safe harbor 401(k) Plan and as such make annual contributions of 3% of the employees’ salaries annually including the NEOs. An employee does not have to contribute to receive the employer contribution.

Risk Mitigating Features

Clawback. Incentive awards provided to our executive officers, including our NEOs, that are earned based on Company financial metrics are subject to our compensation clawback policy, which is intended to comply with Nasdaq listing requirements and is filed as Exhibit 97 to this Report. This clawback policy allows us to recoup awards that have been previously paid or awarded under certain circumstances, such as a material misstatement of the Company’s financial performance. Annual cash incentive awards paid and equity awards granted to our NEOs are subject to our “clawback” policy.

Anti-Hedging Provision. Our insider trading policy sets forth specific restrictions upon trading, such as specified trading windows and blackout periods, which must be adhered to. We believe it is improper and inappropriate for our personnel to engage in short-term or speculative transactions involving our stock, so those persons who are subject to the policy are prohibited from the following:

•
Trading while in possession of material non-public information;
•
Tipping information to others;
•
Trading in our securities on a short-term basis (securities should be held for a minimum of six months);
•
Selling our stock short;
•
Buying or selling on an exchange or in any other organized market, puts or calls or other derivative instruments that relate to the future value of our stock;
•
Hedging their investment in our stock through covered calls, collars or other derivative transactions; and
•
Holding our stock in a margin account or pledge a significant amount of our stock as collateral for a loan.

Holding Period Requirements. Any earned PSUs and RSUs are subject to a two-year mandatory holding period from the vesting date.

Employment Agreements and Change in Control and Severance Arrangements with NEOs

In 2022, the Company entered into new employment and change in control agreements with Messrs. Fowler, Lambert, Schools, Tietz, and Webb. The Compensation Committee chose to enter new employment and change in control agreements with these NEOs to create consistent agreements across the executive team and to better align with market practice. The new employment agreements with each of these NEOs set forth the executive’s position and duties, term of employment, salary, bonus compensation, equity compensation and other employee benefits, as well as providing them with the opportunity to receive certain post-employment payments and benefits in the case of certain terminations of employment. Each of the new employment agreements has a three-year term, and provides that at the end of each month of the three-year term, the term extends automatically for an additional month, such that the term will expire on the third anniversary of such extension date, until any party provides the other party with advance written notice of its desire to cease extending the term. The new change in control agreements set out the amount and type of compensation to which each executive is entitled in the event of a qualifying termination of employment following or leading up to a change in control. Each of the new change in control agreements also has a three-year term, with extension provisions identical to those set forth in the employment agreements. The terms of the new employment and change in control agreements related to the terminations of an executive’s employment or a qualifying termination upon a change in control are described in detail the section entitled “Potential Payments Upon Termination of Change of Control - Executive Employment Agreements’.

On October 26, 2023, the Company entered an amendment to Mr. Schools’ change in control agreement (the “Amendment”). Pursuant to the Amendment, the Company agreed to provide Mr. Schools a pay to integrate award of $1,000,000, which would be payable in cash subject to his continued service through the close of the merger of the Company with Old National Bancorp, an Indiana corporation (the “Merger”). The Amendment also provided that, in the event of Mr. Schools’ termination of employment without cause or for good reason within three years following the close of the Merger, he would also be eligible for a cash payment of $1,000,000 that is intended to enable him to obtain medical insurance following his termination of employment. In consideration for these awards, Mr. Schools agreed to extend his noncompetition covenant from one year to two years following his termination of employment. The Amendment is contingent upon the close of the Merger. The Compensation Committee agreed to provide Mr. Schools with these payments to incentivize him to remain with the Company because Mr. Schools’ services are essential to ensure smooth operations of the Company and the Bank through the consummation of the Merger and for the transition period following the close of the Merger.

On December 13, 2023, the Company entered a letter agreement with Mr. Schools to mitigate potential adverse tax consequences to the Company, Bank and Mr. Schools under Sections 280G and 4999 of the Internal Revenue Code. Specifically, the Company agreed to accelerate into 2023 the pay to integrate award of $1,000,000, which would have been payable upon the close of the Merger, and the payment of $1,000,000 related to post-employment medical insurance, which would have been payable upon a termination of Mr. Schools’ employment without cause or for good reason following the closing of the Merger. The letter agreement provides that Mr. Schools will repay such accelerated amounts if the Merger does not close or his employment terminates prior to the closing of the Merger. Further, Mr. Schools is required to repay the amount that would have been payable upon a termination of employment without cause or for good reason following the close of the Merger if his employment is not terminated under such circumstances.

On October 26, 2023, the Company entered amendments to Mr. Webb’s employment agreement and change in control agreement. Pursuant to these amendments, the severance multiple to be multiplied by the sum of base salary and Annual Bonus Amount specified in each such agreement was increased from 1x to 1.5x.

Summary Compensation Table

The following table provides information on the compensation earned by or paid or awarded to each of our NEOs during 2023, 2022 and 2021.

Name and Principal Position	Year	Salary	Stock Awards (1)	Nonequity Incentive Plan Compensation (2)	All Other Compensation (3)	Total
Timothy K. Schools President and Chief Executive Officer - CapStar Financial Holdings, Inc.	2023	$525,000	$534,734	$131,250	$2,011,350	$3,202,344
	2022	525,000	499,306	-	8,700	1,033,006
	2021	525,000	201,749	393,750	9,936	1,130,435
Michael J. Fowler Chief Financial Officer - CapStar Financial Holdings, Inc.	2023	$283,250	$112,042	$56,650	$9,159	$461,101
	2022	268,125	105,021	-	8,063	381,209

Kevin L. Lambert	2023	$231,000	$35,642	$11,550	$6,930	$285,122
Chief Credit Officer - CapStar Financial Holdings, Inc.
Christopher G. Tietz Chief Banking Officer - CapStar Financial Holdings, Inc.	2023	$324,450	$128,332	$64,890	$10,500	$528,172
	2022	315,000	120,313	-	8,700	444,013
	2021	315,000	158,737	189,000	34,799	697,536
Kenneth E. Webb Chief Operations Officer - CapStar Financial Holdings, Inc.	2023	$251,752	$24,442	$50,350	$8,152	$334,697
	2022	244,017	24,193	-	7,320	275,530

(1)
Represents the aggregate grant date fair value of RSUs and PSUs awarded pursuant to CapStar stock incentive plans in the fiscal years shown, which was computed in accordance with ASC Topic 718 with the assumptions described in Note 17 to the Consolidated Financial Statements in Item 8 of this Report. The grant date fair value of the RSUs is calculated based on the closing market price of our common stock on the grant date. The grant date fair value of the PSUs is based on the probable outcome of the applicable performance conditions and is calculated at target based on a combination of the closing market price of our common stock on the grant date and a Monte Carlo simulated fair value in accordance with ASC 718. The maximum grant date fair value of the PSUs granted to NEOs in January 2023 is (a) $608,910 for Mr. Schools, (b) $127,574 for Mr. Fowler, (c) $36,543 for Mr. Lambert, and (d) $146,137 for Mr. Tietz.
(2)
The amounts in this column represent the annual incentive bonus earned by the NEOs, as described in the section entitled “Annual Cash Incentive” in the CD&A.
(3)
The amounts in this column for 2023 represent the Company contribution to each NEO’s 401(k). The amount in this column for Mr. Schools also includes the $1,000,000 pay to integrate cash award and the $1,000,000 cash payment intended to be used by Mr. Schools to obtain medical insurance after the termination of his employment, each as described further above in the CD&A.

Grants of Plan-Based Awards for 2023

The following table sets forth information relating to grants of plan-based awards to the NEOs during 2023. All non-equity incentive plan awards were made under the Company’s Annual Incentive Plan as it was in effect during 2023, and all awards of RSUs and PSUs were made under the 2016 Stock Incentive Plan or the 2021 Stock Incentive Plan.

•
“ACI” is the annual cash incentive award payable pursuant to our 2023 annual cash incentive plan.
•
“PSU” is performance-based stock unit awards subject to performance-based vesting.
•
“RSU” is restricted stock unit awards subject to time-based vesting.

			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards (2)
Name of Executive	Award Type	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Restricted Units (#) (3)	Grant Date Fair Value of Target Stock Awards ($)
Timothy K. Schools
	ACI		131,250	262,500	393,750
	PSU	1/18/2023				6,655	17,746	33,274		324,752	(4)
	RSU	1/18/2023							11,830	209,983	(5)
Michael J. Fowler
	ACI		56,650	113,300	169,350
	PSU	1/18/2023				1,394	3,718	6,971		68,039	(4)
	RSU	1/18/2023							2,479	44,002	(5)
Kevin L. Lambert
	ACI		11,550	23,100	34,650
	PSU	1/18/2023				399	1,065	1,997		19,490	(4)
	RSU	1/18/2023							910	16,153	(5)
Christopher G. Tietz
	ACI		64,890	129,780	194,670
	PSU	1/18/2023				1,597	4,259	7,986		77,940	(4)
	RSU	1/18/2023							2,839	50,392	(5)
Kenneth E. Webb
	ACI		50,350	100,701	151,051
	RSU	1/18/2023							1,377	24,442	(5)

(1)
The annual cash incentive plan provides a cash payout based on Company and individual performance. The amounts disclosed in these columns reflect the threshold, target and maximum annual cash incentive opportunities for the NEOs. The amount of the annual cash incentive opportunity depends on the base salary of the NEOs for the year. In order for any payout to be earned, performance must be at the threshold level for at least one metric. The percentage of salary awarded for performance falling between the threshold and target achievement levels and the target and the maximum achievement is determined using straight-line interpolation.
(2)
Amounts disclosed in these columns reflect the potential threshold, target and maximum number of PSUs granted to our NEOs in 2023. The PSUs have dividend equivalent rights payable at the same time as the underlying shares are earned.
(3)
Amounts disclosed in this column reflect the number of RSUs granted to our NEOs in 2023. The RSUs have dividend equivalent rights payable at the same time as the underlying shares are earned.
(4)
Amounts disclosed for this award reflect the grant date fair value of the PSUs based on the probable outcome of the applicable performance conditions and was calculated at target based on a combination of the closing market price of our common stock on the grant date and a Monte Carlo simulated fair value in accordance with ASC 718.
(5)
Amounts disclosed for this award reflect the grant date fair value of the RSUs, which was computed in accordance with ASC Topic 718 with the assumptions described in Note 17 to the Consolidated Financial Statements in Item 8 of this Report.

Narrative Discussion of the Summary Compensation Table and Grant of Plan-Based Awards Table

The material terms of the pay elements included in the Summary Compensation Table for our NEOs are described above in the CD&A and the specific compensation terms in the new employment agreements with Messrs. Schools, Fowler, Lambert, Tietz and Webb are summarized in the table below.

Annual Salary	Annual Bonus	Long-Term Incentive	Other Benefits
▪ Schools: At least $525,000 ▪ Fowler: At least $275,000 ▪ Lambert: At least $210,000 ▪ Tietz: At least $315,000 ▪ Webb: At least $244,500

Target opportunities:

▪
Schools: At least 50% of salary
▪
Fowler, Tietz, Webb: At least 40% of salary
▪
Lambert: At least 10% of salary

All annual bonuses have a threshold payout of 50% of target bonus opportunity and maximum payout of 150% of target

		▪ Schools: Target annual equity opportunity not less than 100% of salary ▪ All other NEOs eligible to participate in the Company’s equity award plan	▪ Schools: Eligible for a charitable match annually up to $25,000 ▪ All NEOs eligible to participate in the employee benefit plans generally applicable to other employees

Outstanding Equity Awards at Year End

The following table provides information regarding outstanding equity awards held by our NEOs as of December 31, 2023.

	Option Awards					Stock Awards
Name of Executive	Grant Date	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares that have not Vested (#) (1)	Market Value of Shares of Stock that have not Vested ($) (2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (2)
Timothy K. Schools
	5/22/2019	50,000	—	$14.84	5/22/2029
	1/27/2022					1,308	24,512	5,885	110,285
	4/20/2022					1,962	36,768	8,828	165,437
	1/18/2023					7,887	147,802	17,746	332,560
Michael J. Fowler
	1/27/2022					685	12,837	3,082	57,757
	1/18/2023					1,653	30,977	3,718	69,675
Kevin L. Lambert
	1/27/2022					187	3,504	840	15,742
	1/18/2023					607	11,375	1,065	19,958

Christopher G. Tietz
	3/2/2016	25,000	—	$13.22	3/02/2026
	1/27/2022					785	14,711	3,531	66,171
	1/18/2023					1,893	35,475	4,259	79,814
Kenneth E. Webb
	1/27/2022					377	7,065	—	—
	1/18/2023					1,377	25,805	—	—

(1)
RSUs that were granted in January and April 2022 vest over an approximate three-year period from the grant date with one-third of the stock subject to the award vesting on each of December 31, 2022, December 31, 2023, and December 31, 2024. RSUs that were granted in January 2023 vest over an approximate three-year period from the grant date with one-third of the stock subject to the award vesting on each of December 31, 2023, December 31, 2024, and December 31, 2025.
(2)
Market value of stock awards was computed by multiplying the closing market price of our common stock at December 31, 2023 ($18.74), by the number of shares of unvested stock.
(3)
Amounts disclosed in this column reflect the number of unearned and unvested PSUs held by our NEOs, based on achievement of all applicable performance goals at the target level. The actual number of PSUs that will be earned in respect of these unvested awards, if any, will be determined at the end of each performance period and might be less or more than the number shown in this column. The PSUs have dividend equivalent rights payable at the same time as the underlying shares are earned. For more information regarding PSUs and the operational performance metrics, please refer to the “Long-Term Equity-Based Incentive Compensation” section of the CD&A.

Option Exercises and Stock Vested

The following table contains information concerning the vesting of RSUs and PSUs during the fiscal year ended December 31, 2023, for the NEOs.

	Option Exercises and Stock Vested
	Stock Awards

	Number of Shares	Value Realized
	Acquired on Vesting	on Vesting
Name	(#) (1)	($) (2)
Timothy K. Schools	18,298	342,905
Michael J. Fowler	1,511	28,316
Kevin L. Lambert	489	9,164
Christopher G. Tietz	8,383	157,097
Kenneth E. Webb	6,786	127,170
(1)
For Messrs. Schools and Tietz, column also includes number of 2021 PSUs at 100% of target. As of the filing of this Annual Report on Form 10-K, the Company is not able to determine the amount of the 2021 PSUs that were earned because the Compensation Committee relies on audited financials from the group of banks, which have not yet been disclosed as of this filing. Determination of the amount of the 2021 PSUs which were earned will be completed prior to the close of the Merger.
(2)
Calculated by multiplying the close price of the common stock on the Nasdaq Global Select Market on the date of vesting by the number shares of RSUs acquired upon vesting. For all NEOs, the amount reported is the aggregate shares vesting from multiple grants of RSUs. The value of the 2021 PSUs is calculated by multiplying the close price of the common stock on the Nasdaq Global Select Stock on December 31, 2023, by the number of shares expected to be acquired on vesting using the performance on the applicable metrics described in footnote #1 to this table.

Potential Payments Upon Termination or Change of Control

Upon termination of a NEO’s employment with the Company, or upon a change in control, the Company maintains certain agreements, arrangements, plans and programs pursuant to which NEOs are eligible to receive cash severance, equity vesting and other benefits. In accordance with SEC rules, we have used certain assumptions in determining the amounts shown in the narrative and table below. We have assumed that the termination of employment or change in control occurred on December 31, 2023.

Executive Employment Agreements

As discussed above in the CD&A, in 2022 the Company entered into employment and change in control agreements with Messrs. Schools, Fowler, Lambert, Tietz, and Webb. Our employment and change in control agreements with Messrs. Schools, Fowler, Lambert, Tietz, and Webb provide for severance payments and other benefits in connection with the termination of their employment with CapStar in certain circumstances. Also, as described above in the CD&A, in 2023, the Company entered into an amended change in control agreement and a letter agreement with Mr. Schools and amended employment and change-in-control agreements with Mr. Webb.

Termination Without Cause or for Good Reason Unrelated to a Change in Control. Specifically, our NEOs are entitled to a severance payment and other benefits in the event we terminate their employment agreements without “cause” or the executive resigns for “good reason,” as such terms are defined in the employment agreements, including:

•
Any earned unpaid annual bonus;
•
Amount equal to the greater of the (A) target annual bonus and (B) average of the annual bonuses paid for the last three fiscal years prior to the date of the termination (“Annual Bonus Amount”), pro-rated based on the number of days worked during the year;
•
Amount equal to the product of a severance multiple (three for Mr. Schools, one and one-half for Mr. Webb, and one for the other NEOs) multiplied by the sum of base salary and Annual Bonus Amount;
•
Amount equal to 125% of the monthly premiums for coverage under the Company’s health care and life insurance plan (three years for Mr. Schools, one and one-half years for Mr. Webb, and one year for the other NEOs); and
•
Vesting of any outstanding equity awards will be determined in discussion with the Board and the executive considering the circumstances of the termination.

Death or Disability Termination Unrelated to a Change in Control. For a termination of employment due to “death” or “disability” unrelated to a change in control, as such terms are defined in the employment agreements, our NEOs are each entitled to:

•
Any earned unpaid annual bonus; and
•
Vesting of any outstanding equity awards will be determined in discussion with the Board and the executive considering the circumstances of the termination.

Without Cause or Good Reason Termination in Connection with a Change in Control. For a termination of employment without “cause” or for “good reason” occurring within three-years following, or in anticipation of a “change in control,” as such terms are defined in the change in control agreements, our NEOs are entitled to severance and other benefits as follows:

•
Any earned unpaid annual bonus;
•
Annual Bonus Amount, pro-rated based on the numbers of days of worked during the year;
•
Amount equal to the product of a severance multiple (three for Mr. Schools, two for Mr. Tietz, one and one-half for Messrs. Fowler, Lambert, and Webb) multiplied by the sum of base salary and the Annual Bonus Amount,
•
Full vesting of all outstanding equity-based awards (with any performance goals deemed satisfied at target), provided that if any equity or incentive plan or award agreement governing such equity-based award provides for more favorable treatment, the terms of such plan or award agreement shall apply (see below);
•
Amount equal to the Company’s contributions under the tax-qualified defined contribution plan and any excess or supplemental defined contribution plans sponsored by the Company in which the executive participates,
•
Amount equal to the product of (A) the sum of (x) 125% of the monthly premiums for coverage under the Company’s health care plan at the maximum level in effect for executive and executive’s dependents as of termination, and (y) 125% of the monthly premium for coverage under life insurance plans of the Company, multiplied by (B) the number of months in the severance period (three years for Mr. Schools, two years for Mr. Tietz, one and one-half for Messrs. Fowler, Lambert, and Webb); however, on October 26, 2023 and effective upon the Merger, the change in control agreement with Mr. Schools was amended to provide instead for a cash payment of $1,000,000 that is intended to enable him to obtain medical insurance following his termination of employment;
•
Outplacement services not to exceed $25,000; and
•
On October 26, 2023, and effective upon the Merger, Mr. Schools' change in control agreement was amended to provide for a pay to integrate award of $1,000,000, which is contingent on his continued service through the closing of the Merger.
•
The change in control agreements provide that if the amounts to be received in connection with a change in control termination would trigger the excise tax on parachute payments, either the payments will be lowered so as not to trigger the excise tax, or they will be paid in full subject to the tax, whichever produces the better net after-tax position.
•
For Mr. Schools, the Company agreed to accelerate into 2023 the pay to integrate cash award of $1,000,000, which would have been payable upon the close of the Merger, and the cash payment of $1,000,000, intended to enable him to obtain medical insurance following his termination of employment, which would have been payable upon a termination of Mr. Schools’ employment without cause or for good reason following the close of the Merger. Mr. Schools will repay such accelerated amounts if the Merger does not close or his employment terminates prior to the closing of the Merger. Further, Mr. Schools is required to repay the amount that would have been payable upon a termination of employment without cause or for good reason following the close of the Merger if his employment is not terminated under such circumstances.

Death or Disability Termination in Connection with a Change in Control: For a termination of employment due to “death” or “disability” occurring within three-years following, or in anticipation of a “change in control,” as such terms are defined in the change in control agreements, our NEOs are each entitled:

•
Any earned unpaid annual bonus;
•
Annual Bonus Amount, pro-rated based on the number of days worked during the year;
•
Full vesting of all outstanding equity-based awards (with any performance goals deemed satisfied at target), provided that if any equity or incentive plan or award agreement governing such equity-based award provides for more favorable treatment, the terms of such plan or award agreement shall apply (see below).
•
Upon a “disability” termination, our NEOs are also entitled to disability and other benefits at least equal to the most favorable of those generally provided by the Company.

Following any of the terminations described in this section, our NEOs are subject to non-compete, non-solicitation, non-disparagement, and confidentiality provisions. The non-compete and non-solicitation provisions apply for one-year following the termination of their employment. The non-disparagement and confidentiality provisions apply during the term of employment and survive the end of the term of employment.

Treatment of Equity Awards Upon Termination of Employment for Death or Disability or Change in Control Under Equity Award Agreements

PSUs. Under the terms of the PSU award agreements, upon termination of a NEO’s employment as a result of their death or disability, the outstanding PSUs will vest on such date on a pro-rata basis at target, calculated by multiplying the target number of PSUs by a fraction, the numerator of which equals the number of days between the grant date and the NEO’s death or disability and the denominator equals the total number of days in the performance period. The NEO would be entitled to the payment of any accrued but unpaid dividend equivalents upon such termination as a result of their death or disability. Upon a change in control, the PSU award agreements provide that all unvested PSUs shall vest at the greater of the actual number of PSUs that would have vested if the performance period ended on the date of the change in control or the target number of PSUs and the NEO would be entitled to unpaid dividend equivalents on the PSUs.

RSUs. Under the terms of the RSU award agreements, upon the termination of a NEO’s employment as a result of their death or disability, all unvested RSUs will vest and the NEO would be entitled to the payment of any accrued but unpaid dividend equivalents. None of the NEOs have a contractual entitlement to acceleration of their outstanding RSUs in connection with a change in control under the award agreements.

Options. Under the terms of the option award agreements, upon termination of a NEO’s employment, for any reason other than death of disability, the unvested options will terminate, and the NEO may exercise the vested portion for a period of the earlier of 3 months or the expiration date. Upon termination of an NEO’s employment due to disability, the unvested options will terminate, and the NEO may exercise the vested portion for a period of the earlier of 12 months or expiration date. Upon the NEO’s death, the unvested options terminate and the NEO’s heirs or legal representative may exercise the vested portion for the period of the earlier of up 12 months or expiration date. None of the NEOs have a contractual entitlement to acceleration of their outstanding options in connection with a change in control.

The following table outlines the severance compensation payable to the NEOs, assuming separation from service on December 31, 2023, under various employment termination scenarios:

		With Change in Control						Without Change in Control
				Without Cause or Good Reason Termination ($)				Without Cause or Good Reason Termination ($)
						Death or Disability ($)				Death or Disability ($)
Name	Compensation Component	No Termination ($)
Timothy K. Schools
	Cash Severance	-		2,362,500	(1)	-		2,362,500	(2)	-
	RSUs	-		216,166	(3)	216,166	(3)	-		216,166	(3)
	PSUs	608,282	(4)	608,282	(4)	608,282	(4)	-		280,818	(5)
	Benefit Continuation and Outplacement	-		130,345	(6)	-		95,445	(7)	-
	Total:	608,282		3,317,293		824,448		2,457,945		496,984
Michael J. Fowler
	Cash Severance	-		594,825	(1)	-		396,550	(2)	-
	RSUs	-		45,323	(3)	45,323	(3)	-		45,323	(3)
	PSUs	127,432	(4)	127,432	(4)	127,432	(4)	-		61,642	(5)
	Benefit Continuation and Outplacement	-		53,823	(6)	-		12,615	(7)	-
	Total:	127,432		821,403		172,755		409,615		106,965
Kevin L. Lambert
	Cash Severance	-		381,150	(1)	-		254,100	(2)	-
	RSUs	-		15,376	(3)	15,376	(3)	-		15,376	(3)
	PSUs	35,700	(4)	35,700	(4)	35,700	(4)	-		17,117	(5)
	Benefit Continuation and Outplacement	-		66,445	(6)	-		21,030	(7)	-
	Total:	35,700		498,671		51,076		275,130		32,493
Christopher G. Tietz
	Cash Severance	-		908,460	(1)	-		454,230	(2)	-
	RSUs	-		51,914	(3)	51,914	(3)	-		51,914	(3)
	PSUs	145,985	(4)	145,985	(4)	145,985	(4)	-		70,618	(5)
	Benefit Continuation and Outplacement	-		56,440	(6)	-		10,770	(7)	-
	Total:	145,985		1,162,799		197,899		465,000		122,532
Kenneth E. Webb
	Cash Severance	-		528,680	(1)	-		528,680	(2)	-
	RSUs	-		33,705	(3)	33,705	(3)	-		33,705	(3)
	PSUs	-		-		-		-		-
	Benefit Continuation and Outplacement	-		71,980	(6)	-		37,080	(7)	-
	Total:	-		634,365		33,705		565,760		33,705
(1)
The amount shown is equal to three times base salary and annual bonus for Mr. Schools, two times base salary and annual bonus for Mr. Tietz, and one and a half times base salary and annual bonus for Messrs. Fowler, Lambert, and Webb.
(2)
The amount shown is equal to three times base salary and annual bonus for Mr. Schools, one and one-half times base salary and annual bonus for Mr. Webb, and one times base salary and annual bonus for Messrs. Fowler, Lambert, and Tietz.
(3)
All unvested RSUs will vest. The amount shown is the market value of all unvested RSUs based on the closing stock price on December 31, 2023, of $18.74 plus the cash value of the dividend equivalents accrued thereon.
(4)
The unvested PSUs will vest at the greater of actual performance of the goals on the date of the change in control or target. The amount shown is the value of all unvested PSUs based on target performance, and the closing stock price on December 31, 2023, of $18.74 plus the cash value of the dividend equivalents accrued thereon.
(5)
The amount shown is the value of all PSUs that will vest pro-rata at target with such pro ration calculated as described above under “Outstanding Awards at Year End” based on the closing stock price on December 31, 2023, of $18.74 plus the cash value of the dividend equivalents accrued thereon.
(6)
The amount shown is 125% of the estimated monthly cost to the Company of medical, dental, life and disability coverage to continue for three years for Mr. Schools, two years for Mr. Tietz, and one and half years for Messrs. Fowler, Lambert, and Webb. Although not reflected in the table above because the amendment is not effective until the closing of the Merger, on October 26, 2023 and effective upon the Merger, the change in control agreement with Mr. Schools was amended to provide instead for a cash payment of $1,000,000 that is intended to enable him to obtain medical insurance following his termination of employment. In addition, each amount shown includes $25,000 for outplacement services and an amount to equal one-year of the Company's contribution to each NEO's tax-qualified defined contribution plan. On October 26, 2023 and effective upon the Merger, Mr. Schools' change in control agreement was amended to provide for a pay to integrate award of $1,000,000, which is contingent on his continued service through the closing of the Merger.
(7)
The amount shown is 125% of the estimated monthly cost to the Company of medical, dental, life and disability coverage to continue for three years for Mr. Schools, one and half years for Mr. Webb, and one year for Messrs. Fowler, Lambert, and Tietz.

Pension Benefits

The Company does not maintain any benefit plan that provides for payments or other benefits at, following or in connection with retirement, other than the Company’s 401(k) plan.

Nonqualified Deferred Compensation Plans

The Company does not maintain any defined contribution or other plans that provide for the deferral of compensation on a basis that is not tax-qualified.

CEO Pay Ratio Disclosure

As required by Item 402(u) of Regulation S-K, we are providing the following information to disclose the ratio of our median employee’s annual total compensation to the annual total compensation of our President and Chief Executive Officer “(CEO”), using certain permitted methodologies described below. To determine this pay ratio and our median employee, we looked at our employee population and utilized data as of October 15, 2023 (the “Determination Date”).

We identified the median employee in 2022 by aggregating each employee’s wages paid in our payroll system and ranking this compensation measure for our employees from lowest to highest for employees who were employed on the Determination Date. This calculation was performed for all employees, excluding our CEO, whether employed on a full-time, part-time, seasonal or temporary basis. We did not make any material assumptions, adjustments or estimates with respect to total compensation. After identifying the median employee based on total cash compensation, we calculated annual total compensation for our median employee and our CEO using the same methodology we use for our named executive officers as set forth in the Summary Compensation Table in this Annual Report on Form 10-K. In 2023, we calculated the CEO pay ratio using the compensation of the same median employee that we had used in 2022. We believe that is reasonable because there has been no change in our employee population or employee compensation arrangements that we believe would significantly affect the pay ratio disclosure.

For 2023, the combined annual total compensation for our CEO as reported in the Summary Compensation Table, was $3,202,334. The total compensation of our median employee was $58,567, resulting in an estimated pay ratio of 54.7:1. Excluding the two $1.0 million payments paid to Mr. Schools in connection with the Merger that are described above in CD&A, the estimated pay ratio would have been 20.5:1.

The pay ratio reported above is a reasonable estimate calculated in a manner consistent with SEC rules based on our internal records and the methodology described above. Because the SEC rules for identifying the median compensated employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions, and to make reasonable estimates and assumptions that reflect their employee populations and compensation practices, the pay ratio reported by other companies may not be comparable to the pay ratio reported above, as other companies have different employee populations and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

2023 Director Compensation

During 2023, our non-employee directors received compensation for service and attendance based upon the following compensation program guidelines (“2023 Director Compensation Program”):

•
$75,000 annual retainer for the Chairman of the Board;

•
$50,000 annual retainer for directors other than the Chairman

•
Chairs - $15,000 annual retainer for Audit and Risk Committee Chair, $10,000 annual retainer for Nominating and Corporate Governance Committee Chair and $12,000 annual retainer for all other committee Chairs;

•
Members (excluding chairs) - $7,500 annual retainer for Audit and Risk Committee members; $6,000 annual retainer for Compensation and Human Resources Committee members; $5,000 annual retainer for Nominating and Corporate Governance Committee members; and

•
$500 for each meeting of the Executive Loan Committee.

Other than the retainer for our Chairman of the Board, which was paid in restricted stock awards, director compensation is paid in a combination of cash and restricted stock awards that vest over one year. The following table sets forth information regarding compensation paid during 2023 to our directors who were not named executive officers:

		Fees Earned or Paid in Restricted Stock
Name (1)	Fees Earned or Paid in Cash ($)	Amount ($)(2)	Actual Number of Restricted Shares (3)	Total ($)
L. Earl Bentz	22,000	50,009	2,653	72,009
William T. (“Pete”) DeLay	8,333	33,327	1,768	41,660
Sam B. DeVane	46,000	24,995	1,326	70,995
Thomas R. Flynn	13,500	50,009	2,653	63,509
William H. (“Harrison”) Frist, Jr.	9,000	33,327	1,768	42,327
Louis A. Green III	14,833	50,009	2,653	64,842
Valora S. Gurganious	32,000	32,497	1,724	64,497
Myra NanDora Jenne	44,500	24,995	1,326	69,495
Joelle J. Phillips	38,500	24,995	1,326	63,495
Stephen B. Smith	19,500	50,009	2,653	69,509
James S. Turner, Jr.	0	125,013	6,632	125,013
Toby S. Wilt	30,000	32,497	1,724	62,497

(1)
Mr. Schools, our Chief Executive Officer, is not separately compensated for his service on the Board. His compensation for 2023 is set forth above in the Summary Compensation Table.
(2)
The amounts set forth in this column represent the value of incentive awards approved by our Board pursuant to our 2023 Director Compensation Program, as described above. The aggregate grant date fair value of restricted stock awards for the year ended December 31, 2023 are computed in accordance with FASB ASC Topic 718 based on the closing price per share of $18.85 on January 2, 2024, the closest practical date prior to the date of the awards. The aggregate number of outstanding and unvested RSUs held by each non-employee director as of December 31, 2023, was as follows: Mr. Bentz (4,842), Mr. DeVane (2,831), Mr. Flynn (4,536), Mr. Green (2,631), Ms. Gurganious (2,532), Ms. Jenne (2,767), Ms. Phillips (2,466), Mr. Smith (2,789), Mr. Turner (4,375), and Mr. Wilt (2,718).
(3)
The amounts set forth in this column represent the actual number of shares of restricted stock awarded to our directors for the year ended December 31, 2023, determined by dividing the value of awards approved by the Board by the closing price of $18.85 per share on January 2, 2024, the closest practical date prior to the date of the awards, and then rounding to the nearest whole share.

Compensation Committee Interlocks and Insider Participation

No member of our Compensation and Human Resources Committee (i) is or has ever been an employee of the Company or our Bank, (ii) was, during the last completed fiscal year, a participant in any related-party transaction requiring disclosure under Part III, Item 13 of this Annual Report on Form 10-K “Certain Relationships and Related Transactions,” except with respect to loans made to such committee members in the ordinary course of business on substantially the same terms as those prevailing at the time for comparable transactions with unrelated parties or (iii) had, during the last completed fiscal year, any other interlocking relationship requiring disclosure under applicable SEC rules.

Compensation and Human Resources Committee Report

The Compensation and Human Resources Committee has reviewed and discussed with management the Compensation Discussion and Analysis (“CD&A”) required by Item 402(b) of Regulation S-K and contained in this Annual Report on Form 10-K. Based on this review and discussion, the Compensation and Human Resources Committee recommended to the Board that the CD&A be included in this Annual Report on Form 10-K.

This report has been furnished by the Compensation and Human Resources Committee of the Board:

Myra NanDora Jenne (Chair)

Sam DeVane

Thomas R. Flynn

William Harrison Frist, Jr.

Joelle Phillips

The above Compensation and Human Resources Committee Report does not constitute "soliciting material" and shall be deemed "furnished" and not be deemed "filed" and shall not be incorporated by reference into any other CapStar filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent CapStar specifically incorporates this report by reference therein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our common stock as of February 29, 2024 by:

•
each shareholder known by us to beneficially own more than 5% of our outstanding common stock;
•
each of our directors and named executive officers; and
•
all of our directors and executive officers as a group.

Name of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership(2)	Percent of Class (3)
5% Shareholders Who Are Not Directors
Blackrock, Inc. (4)	1,688,594	8.2%
Gaylon M. Lawrence, Jr. (5)	873,886	4.2%
Directors
L. Earl Bentz (6) (7)	251,833	1.2%
William T. (“Pete”) DeLay (6)	8,758	*
Sam B. DeVane (6)	10,164	*
Thomas R. Flynn (6) (8)	286,123	1.3%
Harrison Frist (6)	3,758	*
Louis A. Green, III (6) (9)	123,931	*
Valora S. Gurganious (6)	6,213	*
Myra NanDora Jenne (6)	90,573	*
Joelle J. Phillips (6)	7,083	*
Timothy K. Schools (6) (10)	124,393	*
Stephen B. Smith (6) (11)	61,743	*
James S. Turner, Jr. (6) (12)	572,597	2.7%
Toby S. Wilt (6) (13)	574,257	2.7%
Executive Officers Who Are Not Directors
Michael J. Fowler (6)	10,067	*
Alison L. Jefferson	-	*
Kevin Lambert (6) (14)	3,034	*
Christopher G. Tietz (6) (15)	86,899	*
Kenneth E. Webb (6)	38,309	*
Directors and Executive Officers as a Group (18 persons)	2,259,735	10.5%

* Indicates one percent or less.

(1)
Unless otherwise noted, the address for each shareholder listed in the table above is: c/o CapStar Financial Holdings, Inc., 1201 Demonbreun Street, Suite 700, Nashville, Tennessee 37203.
(2)
We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting of securities or to dispose or direct the disposition of securities. A security holder is also deemed to be, as of any date, the beneficial owner of all securities that such security holder has the right to acquire within 60 days after such date through (i) the exercise of any option or warrant, (ii) the conversion of a security, (iii) the power to revoke a trust, discretionary account or similar arrangement or (iv) the automatic termination of a trust, discretionary account or similar arrangement. Except as disclosed in the footnotes to this table and subject to applicable community property laws, to our knowledge, each person identified in the table has sole voting and investment power over all of the shares shown opposite such person’s name.
(3)
As of February 29, 2024, there were 21,557,567 shares of CapStar common stock outstanding.
(4)
The indicated ownership is based solely upon a Schedule 13G/A filed with the SEC by the beneficial owner on January 25, 2024. The address for BlackRock, Inc. is 50 Hudson Yard New York, New York 10001.
(5)
The indicated ownership is based solely upon a Schedule 13D/A filed with the SEC by the beneficial owner on November 6, 2023 reporting beneficial ownership as of that date. The address for Mr. Lawrence is 1201 Demonbreun Street, Suite 1460, Nashville, Tennessee 37203.
(6)
Includes unvested shares of restricted stock over which the person has voting power that will vest upon completion of the merger with Old National Bancorp.
(7)
Includes 210,900 shares owned by Bentz Properties LLC, an entity he controls.

(8)
Includes 102,700 shares owned by Mr. Flynn and shares held in UTMA on behalf of his two minor children, over which Mr. Flynn has voting and investment control.
(9)
Includes 11,976 shares owned by members of Mr. Green's family, of which he does not disclaim investment or voting control.
(10)
Includes 50,000 shares of our common stock underlying options that are currently exercisable.
(11)
Includes 6,000 shares owned by two family trusts over which Mr. Smith retains voting control.
(12)
Includes 258,030 shares owned by various trusts and members of his family, of which he does not disclaim investment or voting control.
(13)
Includes 70,786 shares owned by WF Partners, of which Mr. Wilt is the managing partner (and therefore has voting and investment power with respect to such shares) and 159,893 shares owned by various trusts and members of his family, of which he does not disclaim investment or voting control.
(14)
Includes 180 shares held in Mr. Lambert's IRA and unitized shares included in his 401(k).
(15)
Includes 10,500 shares held Mr. Tietz's IRA, 25,000 shares of our common stock underlying options that are currently exercisable, and 3.565 unitized shares included in his 401(k).

Securities authorized for issuance under equity compensation plans

The following table summarizes information concerning the Company’s equity compensation plans at December 31, 2023:

Number of shares
	Number of shares		remaining
	to be issued	Weighted	available for
	upon	average exercise	future issuances
	exercise of	price of	under equity
	outstanding	outstanding	compensation
	options,	options,	plans (excluding
	warrants	warrants	shares reflected
	and rights	and rights	in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by shareholders:
	92,865	$13.24	1,046,291
Equity compensation plans not approved by shareholders	—	—	—
Total	92,865	$13.24	1,046,291

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Banking Transactions with Related Parties

Our Bank has made in the past and, assuming continued satisfaction of generally applicable credit standards, expects to continue to make loans to directors, executive officers, principal shareholders and their affiliates including corporations or organizations for which they serve as officers or directors or in which they have beneficial ownership interests of 10% percent or more. These loans have all been made in the ordinary course of our business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with persons not related to us. Further, such loans are and will be subject to the policies and procedures regarding related-party transactions discussed below, and they do not present us with more than the normal risk of uncollectibility or other unfavorable characteristics.

Lease of Corporate Headquarters

As of the date of this Form 10-K, we understand that Mr. Gaylon Lawrence or his affiliates, who, as of the most recent Schedule 13D filed by him with the SEC, owns more than 5% of our common stock, may have an economic interest in the lease of our corporate headquarters located at 1201 Demonbreun Street, Suite 700, Nashville, Tennessee via a direct or indirect ownership in the entity that is our landlord. However, as of the date of this Form 10-K, we have been unable to ascertain the extent of the ownership of Mr. Lawrence or his affiliates in the landlord entity, and, therefore, we are unable to approximate the dollar value of the interest of Mr. Lawrence or his affiliates in the lease and whether such amount is material. Mr. Lawrence or his affiliates were not 5% or greater shareholders when we originally entered into the lease. During the fiscal year ended December 31, 2023, the Company paid approximately $1.26 million in rent pursuant to the terms of the lease.

Policies and Procedures Regarding Related-Party Transactions

Transactions involving the Company and/or the Bank and their respective affiliates and insiders are subject to regulatory requirements and restrictions as well as our own policies and procedures. These requirements and restrictions include Sections 23A and 23B of the Federal Reserve Act (which govern certain transactions by our Bank with its affiliates) and the Federal Reserve’s Regulation O (which governs certain loans by our Bank to its executive officers, directors, and principal shareholders). We have adopted policies to comply with these regulatory requirements and restrictions, including provisions in our Loan and Credit Administration Policy that place restrictions on the Bank with respect to loans to our executive officers, directors and principal shareholders. Pursuant to its charter, our Risk Committee is responsible for ensuring that extensions of credit to directors, executive officers and their affiliates comply with all applicable law, reviewing loans that are subject to Regulation O and, if required by Regulation O and where appropriate, recommending such loans to the full Board for approval. Our Audit Committee approves all related-party transactions that are not subject to Regulation O.

In addition, our Board has adopted a written policy governing the approval of related-party transactions that complies with all applicable requirements of the SEC and Nasdaq concerning related-party transactions. Related-party transactions, for purposes of the requirements of the SEC and Nasdaq, are transactions in which we are a participant, the amount involved exceeds $120,000 and a related-party has or will have a direct or indirect material interest. Our related parties include our directors (including nominees for election as directors), executive officers, 5% or greater shareholders and the immediate family members of these persons. Our Chief Financial Officer, in consultation with management and outside counsel, as appropriate, will review potential related-party transactions to determine if they are subject to the policy. If so, the transaction will be referred to our Audit Committee or, if such transaction is a loan subject to Regulation O, our Credit Committee. In determining whether to approve a related-party transaction, our Audit Committee or Credit Committee, as applicable, will consider, among other factors, the fairness of the proposed transaction, the direct or indirect nature of the related-party’s interest in the transaction, the appearance of an improper conflict of interests for any director, executive officer or 5% or greater shareholder, taking into account the size of the transaction and the financial position of the related-party, whether the transaction would impair a director’s independence, the acceptability of the transaction to our regulators and the potential violations of other company policies. Our Related-Party Transactions Policy is available on our website at www.ir.capstarbank.com, as an annex to our Corporate Governance Guidelines.

Director Independence

CapStar’s Board of Directors is committed to strong corporate governance principles and full transparency in all areas of our operations. Our Board has affirmatively determined that, with the exception of Mr. Schools, our Chief Executive Officer, each of our directors identified in Part III, Item 10 of this Form 10-K satisfies the requirements for independence under the rules and regulations established by the SEC, Nasdaq, and the FDIC, as well those prescribed in our Corporate Governance Guidelines and the Nominating/Governance Committee Charter. Our guidelines and committee charters are available on our website at “Investor Relations.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table presents the aggregate fees billed by Elliott Davis, PLLC for the two most recent fiscal years ended December 31, 2023 and December 31, 2022, respectively:

	2023	2022
Audit Fees (1)	$453,558	$256,000
Audit-Related Fees (2)	15,000	14,000
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$468,558	$270,000

(1)
Audit fees relate to services rendered in connection with the annual independent audit of the Company’s consolidated financial statements and internal controls over financial reporting for the years ended December

31, 2023 and 2022 and reviews of the Company’s annual report on Form 10-K, review of interim financial information contained in Forms 10-Q, and annual audit of the Company’s 401(k) profit sharing plan financial statements included in Form 11-K.
(2)
Audit-related fees relate to services rendered in connection with a required regulatory audit for the U.S. Department of Housing and Urban Development.

Pre-Approval Policies and Procedures

Pursuant to its charter, the Audit Committee reviews and pre-approves audit and permissible non-audit services performed by the Company’s independent registered public accounting firm as well as the scope, fees, and other terms of such services. The Audit Committee may not approve any service that individually or in the aggregate may impair, in the Audit Committee’s opinion, the independence of the independent registered public accounting firm. The Audit Committee may delegate to one or more designated committee members the authority to grant pre-approvals of audit and permitted non-audit services, provided that any decisions to pre-approve shall be presented to the full Audit Committee at its next scheduled meeting. The Audit Committee has delegated its authority to pre-approve audit, audit-related, and non-audit services to the Chair of the Committee. For the fiscal years 2023 and 2022, respectively, all of the audit and non-audit services provided by the Company’s independent registered public accounting firm were pre-approved by the Audit Committee or the Chair of the Audit Committee in accordance with the Audit Committee Charter.

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a) The following is a list of documents filed as a part of this Report:

(1)
Financial Statements

The following consolidated financial statements of CapStar and its subsidiary and related reports of our independent registered public accounting firm are incorporated into this Item 15 by reference from Part I - Item 8, pages 54 through 109.

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Income for the years ended December 31, 2023, 2022, and 2021

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2023, 2022, 2021

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022, 2021

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

2.1***

Agreement and Plan of Merger dated as of October 26, 2023, by and between CapStar Financial Holdings, Inc. and Old National Bancorp (incorporated by reference herein to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on October 31, 2023)

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

10.1†

Executive Employment Agreement, dated April 21, 2022, between CapStar Financial Holdings, Inc., CapStar Bank, and Timothy K. Schools (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 26, 2022)

10.2†

Change in Control Agreement, dated April 21, 2022, between CapStar Financial Holdings, Inc., CapStar Bank, and Timothy K. Schools (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2022)

10.3†

First Amendment to Change in Control Continuity Agreement, dated as of October 26, 2023, by and among CapStar Financial Holdings, CapStar Bank and Timothy K. Schools (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 31, 2023)

10.4†

Letter Agreement, dated as of December 13, 2023, by and among CapStar Financial Holdings, CapStar Bank and Timothy K. Schools (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 13, 2023)

10.5†

Non-Qualified Stock Option Agreement, dated May 22, 2019, between CapStar Financial Holdings, Inc., CapStar Bank, and Timothy K. Schools (incorporated by reference herein to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on August 7, 2019)

10.6†

Executive Employment Agreement, dated April 21, 2022, between CapStar Financial Holdings, Inc., CapStar Bank, and Christopher Tietz (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 26, 2022

10.7†

Change in Control Agreement, dated April 21, 2022, between CapStar Financial Holdings, Inc., CapStar Bank, and Christopher Tietz (incorporated by reference herein to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 26, 2022

10.8†

CapStar Financial Holdings, Inc. Stock Incentive Plan (incorporated by reference herein to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File Number 333-213367) filed on August 29, 2016)

10.9†	First Amendment to the CapStar Financial Holdings, Inc. Stock Incentive Plan (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2017)

10.10†	Second Amendment to the CapStar Financial Holdings, Inc. Stock Incentive Plan (incorporated by reference herein to Appendix A to the Company’s Definitive Proxy Statement filed on March 19, 2018)

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

10.16†	CapStar Financial Holdings, Inc. 2021 Stock Incentive Plan (incorporated by reference herein to Appendix A to the Company’s Definitive Proxy Statement filed on March 26, 2021)

10.17†

Employment Agreement Dated June 1, 2022 By and Among CapStar Financial Holdings, CapStar Bank and Michael J. Fowler (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 6, 2022)

10.18†

Employment Agreement Dated June 1, 2022 By and Among CapStar Financial Holdings, CapStar Bank and Kevin Lambert (incorporated by reference herein to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 6, 2022)

10.19†

Employment Agreement Dated June 1, 2022 By and Among CapStar Financial Holdings, CapStar Bank and Amy Goodin (incorporated by reference herein to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 6, 2022)

10.20†

Change in Control Continuity Agreement Dated June 1, 2022 By and Among CapStar Financial Holdings, CapStar Bank and Michael J. Fowler (incorporated by reference herein to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 6, 2022)

10.21†

Change in Control Continuity Agreement Dated June 1, 2022 By and Among CapStar Financial Holdings, CapStar Bank and Kevin Lambert (incorporated by reference herein to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on June 6, 2022)

10.22†

Change in Control Continuity Agreement Dated June 1, 2022 By and Among CapStar Financial Holdings, CapStar Bank and Amy Goodin (incorporated by reference herein to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on June 6, 2022)

10.23†

Executive Employment Agreement, dated October 28, 2022, between CapStar Financial Holdings, Inc., CapStar Bank, and Kenneth E. Webb (incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2022)

10.24†

Letter Agreement Amendment to Employment Agreement and Change in Control Continuity Agreement Dated October 26, 2023 by and among CapStar Financial Holdings, CapStar Bank and Kenneth E. Webb (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 31, 2023)

10.25†

Change in Control Continuity Agreement Dated June 1, 2022 By and Among CapStar Financial Holdings, CapStar Bank and Kenneth E. Webb (incorporated by reference herein to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2022)

21.1	Subsidiaries of CapStar Financial Holdings, Inc. (incorporated by reference herein to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on March 7, 2022)

23.1	Consent of Elliott Davis, PLLC*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended, adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, as amended.*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as amended.**

97*	Policy Relating to Recovery of Erroneously Awarded Compensation*

101 INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because in XBRL tags are embedded within the Inline XBRL document.

101 SCH	Inline XBRL Taxonomy Extension Schema Document

104	The cover page of CapStar Financial Holdings, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL*

* Filed with this Annual Report on Form 10-K.

** Furnished with this Annual Report on Form 10-K.

*** Schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K

† Represents a management contract or a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAPSTAR FINANCIAL HOLDINGS, INC.

Date: March 12, 2024	By:	/s/ Timothy K. Schools
Timothy K. Schools
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Timothy K. Schools and Michael J. Fowler, and each of them, as his or her true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for such individual in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or the individual’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Timothy K. Schools	Director, President and Chief Executive Officer	March 12, 2024
Timothy K. Schools	(Principal Executive Officer)

/s/ Michael J. Fowler	Chief Financial Officer and Controller	March 12, 2024
Michael J. Fowler	(Principal Financial Officer and Controller)

/s/ L. Earl Bentz L. Earl Bentz	Director	March 12, 2024

/s/ William T. Delay	Director	March 12, 2024
William T. Delay

/s/ Sam B. DeVane Sam B. DeVane	Director	March 12, 2024

/s/ Thomas R. Flynn Thomas R. Flynn	Director	March 12, 2024

/s/ William Harrison Frist, Jr.	Director	March 12, 2024
W. Harrison Frist, Jr.

/s/ Louis A. Green III	Director	March 12, 2024
Louis A. Green III

/s/ Valora S. Gurganious	Director	March 12, 2024
Valora S. Gurganious

/s/ Myra NanDora Jenne	Director	March 12, 2024
Myra NanDora Jenne

Joelle J. Phillips	Director

Stephen B. Smith	Director

/s/ James S. Turner, Jr. James S. Turner, Jr.	Director	March 12, 2024

Toby S. Wilt	Director